Form 10QSB
period 1995-03-31
MEMRY CORP
filed 1995-07-07
CIK 720896

THIS DOCUMENT IS A CONFIRMING COPY OF
                     THE FORM 10-QSB FILED ON MAY 9, 1995.



                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

  [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

  [ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

             For the transition period from __________ to _________

                         Commission file number 0-14068

                               Memry Corporation
       (Exact name of small business issuer as specified in its charter)

                Delaware                                 06-1084424
      (State or other jurisdiction                     (IRS Employer
    of incorporation or organization)                Identification No.)

                57 Commerce Drive, Brookfield, Connecticut 06804
                    (Address of principal executive offices)

                                 (203) 740-7311
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 31, 1995, 5,583,301 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

                                     INDEX

                        PART I -- FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1.  Financial Statements

         Consolidated Balance Sheet as of March 31, 1995
           and June 30, 1994 .............................................    3

         Consolidated Statement of Operations for the three months
           and nine months ended March 31, 1995 and 1994 .................    4

         Consolidated Statement of Cash Flows for the nine months
           ended March 31, 1995 and 1994 .................................    5

         Notes to the Consolidated Financial Statements ..................    6


ITEM 2.  Management's Discussion and Analysis or Plan
           of Operation ..................................................   13

                          PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings ...............................................   17

ITEM 2.  Changes in Securities ...........................................   17

ITEM 3.  Defaults Upon Senior Securities .................................   18

ITEM 4.  Submission of Matters to a Vote of Security Holders .............   19

ITEM 5.  Other Information ...............................................   19

ITEM 6.  Exhibits and Reports on Form 8-K ................................   19

         Signatures ......................................................   21

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                       MEMRY CORPORATION AND SUBSIDIARIES


                                                     March 31,       June 30,
                                                       1995            1994
                                                   (Unaudited)
                                                  ------------    ------------
Assets
  Current assets
    Cash and cash equivalents ...............     $    214,000    $    201,000
    Accounts receivable, less allowance
      of $49,000 and $35,000 ................          773,000         682,000
    Inventories, net of reserve .............          811,000         812,000
    Prepaid expenses and other ..............           43,000          36,000
                                                  ------------    ------------
       Total current assets .................        1,841,000       1,731,000

  Property, plant and equipment, net ........        1,248,000       1,360,000
  Other assets:
    Non current inventories .................          169,000         169,000
    Patents, at cost, net of accumulated
      amortization of $56,000 and $53,000 ...            6,000           9,000
    Deposits and sundry .....................           38,000          37,000
                                                  ------------    ------------
                                                       213,000         215,000
                                                  ------------    ------------
       Total assets .........................     $  3,302,000    $  3,306,000
                                                  ============    ============

Liabilities and stockholders' deficit
  Current Liabilities:
    Accounts payable and accrued expenses ...     $  2,100,000    $  2,047,000
    Revolving loan ..........................          778,000         719,000
    Notes payable ...........................          389,000         307,000
    Convertible subordinated debentures .....          763,000
    Current portion of capital lease
      obligations and long-term debt ........        1,041,000         421,000
                                                  ------------    ------------
       Total current liabilities ............        5,071,000       3,494,000

  Capital lease obligations, less current
    portion .................................           11,000          11,000
  Long term debt, less current portion ......           83,000         805,000
  Other non-current liabilities .............          608,000         608,000

  Contingencies-Note F

  Stockholders' deficit
    Preferred stock $100 par value:
      Authorized shares - 100,000
        Series A, issued and outstanding
          shares - 124 ......................           12,000          12,000
        Series B, issued and outstanding
          shares - 250 ......................           25,000          25,000
        Series F, issued and outstanding
          shares - 480 ......................                           48,000
        Common Stock, $.01 par value
        Authorized shares - 10,000,000
        Issued and outstanding shares
        5,583,301 and 4,660,645 .............           56,000          46,000
    Additional paid-in capital ..............       27,520,000      26,869,000
    Accumulated deficit .....................      (30,084,000)    (28,612,000)
                                                  ------------    ------------
    Total stockholders' deficit .............       (2,471,000)     (1,612,000)
                                                  ------------    ------------
    Total liabilties and stockholders'
      deficit ...............................     $  3,302,000    $  3,306,000
                                                  ============    ============

                            See accompanying notes.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                       MEMRY CORPORATION AND SUBSIDIARIES




                                                     For Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        1995           1994
                                                    -----------    -----------
                                                      Unaudited     Unaudited
Revenues:
 Product Sales ..................................   $ 1,120,000    $   976,000
 Research and Development .......................        91,000         90,000
 Other ..........................................          --                0
                                                    -----------    -----------
                                                      1,211,000      1,066,000
Costs and expenses:
   Manufacturing costs ..........................       967,000        968,000
   Research and development .....................       101,000         35,000
   General, selling and administrative ..........       598,000        586,000
   Interest .....................................        84,000         60,000
                                                    -----------    -----------
                                                      1,750,000      1,649,000
                                                    -----------    -----------
   Net Loss .....................................   $  (539,000)   $  (583,000)
                                                    ===========    ===========
   Net loss per common share ....................   $     (0.10)   $     (0.12)
                                                    ===========    ===========


                                                       For Nine Months Ended
                                                             March 31,
                                                    --------------------------
                                                        1995            1994
                                                    -----------    -----------
                                                     Unaudited      Unaudited
Revenues:
 Product Sales ..................................   $ 3,308,000    $ 3,077,000
 Research and Development .......................       324,000        217,000
 Other ..........................................          --           21,000
                                                    -----------    -----------
                                                      3,632,000      3,315,000

Costs and expenses:
   Manufacturing costs ..........................     2,873,000      2,963,000
   Research and development .....................       227,000         86,000
   General, selling and administrative ..........     1,742,000      2,041,000
   Interest .....................................       262,000        218,000
                                                    -----------    -----------
                                                      5,104,000      5,308,000
                                                    -----------    -----------
 Loss attributed to common shares ...............   $(1,472,000)   $(1,993,000)
                                                    ===========    ===========
 Net loss per common share ......................   $     (0.28)   $     (0.50)
                                                    ===========    ===========

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                       MEMRY CORPORATION AND SUBSIDIARIES




                                                        For Nine Months Ended
                                                             March 31,
                                                     --------------------------
                                                         1995           1994
                                                     -----------    -----------
Operating activities
  Net loss .......................................   $(1,472,000)   $(1,993,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization ..............       211,000        175,000
      Change in operating assets and liabilities:
        Increase in accounts receivables .........       (91,000)      (102,000)
        Decrease in inventories ..................         1,000         28,000
        Increase in prepaid expenses and other ...        (7,000)           --
        Increase (Decrease) in accounts payable
          and accrued ............................        53,000       (354,000)
        Other ....................................         1,000        (61,000)
                                                     -----------    -----------
  Cash used in operating activities ..............    (1,304,000)    (2,307,000)

Investing activities
  Purchases of property and equipment
    and patents ..................................       (96,000)      (143,000)
                                                     -----------    -----------
  Cash used in investing activities ..............       (96,000)      (143,000)

Financing activities
  Proceeds from sale of Common Stock .............       637,000      3,938,000
  Common Stock issue costs .......................       (24,000)          --
  Payments on capitalized lease obligations ......        (5,000)       (28,000)
  Net proceeds from (payment on) revolving line ..        59,000        (27,000)
  Net proceeds from (payment on) short term debt .       845,000        (78,000)
  Principal payments on long term debt ...........       (99,000)    (1,250,000)
                                                     -----------    -----------
  Cash provided by financing activities ..........     1,413,000      2,555,000
                                                     -----------    -----------
  Increase (decrease) in cash and
    cash equivalents .............................        13,000        105,000
  Cash and cash equivalents at beginning of year .       201,000         23,000
                                                     -----------    -----------
  Cash and cash equivalents at end of year .......   $   214,000    $   128,000
                                                     ===========    ===========


                            See accompanying notes.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--GOING CONCERN CONSIDERATION

The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,472,000 and $1,993,000 and negative cash flow from operations of $1,304,000 and $2,307,000 for the nine months ended March 31, 1995 and 1994, respectively. As a result, the Company has a stockholders' deficit of $2,471,000 and its current liabilities exceeded its current assets by $3,230,000 as of March 31, 1995. In addition, the Company's subsidiary, Wright Machine Corporation, has defaulted on its loan agreements which totalled $1,121,000 on March 31, 1995 and is subject to a forbearance agreement with its bank. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

NOTE B--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995. All Common Stock related presentations and references have been adjusted to reflect the one-for-ten reverse split which occurred on August 8, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company 's Annual Report on Form 10-KSB for the year ended June 30, 1994.

NOTE C--NET LOSS PER COMMON SHARE

The net loss per common share is based on the net loss from operations. The weighted average number of shares of Common Stock outstanding were 5,583,801 and 5,305,745 for the three and nine months ending March 31, 1995, respectively. The weighted average number of shares was 4,694,524 and 3,988,985 for the three and nine month period ending March 31, 1994, respectively. Common Stock equivalents have been excluded from the computation of the net loss per common share based on their anti-dilutive effect.

NOTE D--INVENTORY

The components of inventories consist of the following:

                                                       March  31,    June 30,
                                                         1995          1994
                                                      ----------     --------
Raw Material ....................................      $308,000      $226,000
Work-in-process .................................       414,000       242,000
Finished goods ..................................       258,000       513,000
                                                       --------      --------
                                                        980,000       981,000
Less non-current inventory ......................      (169,000)     (169,000)
                                                       --------      --------
                                                       $811,000      $812,000
                                                       ========      ========

NOTE E--STOCKHOLDERS' EQUITY

On July 19, 1994, the shareholders approved a decrease in the authorized shares of Common Stock from 50,000,000 to 10,000,000 and approved a one-for-ten reverse split of Common Stock effective August 8, 1994. The stated par value was not changed from $.01. Due to the reverse stock split, a total of $420,000 was reclassified from the Company's Common Stock account to the Company's additional paid in capital account. All share amounts and per share prices have been restated to retroactively reflect the reverse stock split.

On December 22, 1994, the Company and Connecticut Innovations, Inc. ("CII") entered into a Convertible Subordinated Debenture Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement CII acquired the following (the "Registrable Securities") (i) a Convertible Subordinated Debenture dated December 22, 1994, from the Company in the principal amount of $763,208 (the "Debenture") convertible into Common Stock at an initial price of $1.50 per share, (ii) a warrant dated December 22, 1994 to purchase 508,805 shares of Common Stock at an initial price of $2.15 per share (the "Class I Warrants"), (iii) a warrant dated December 22, 1994 to purchase 305,283 shares of Common Stock at an initial price of $2.75 per share (the "Class II Warrants"), and (iv) a warrant dated December 22, 1994 to purchase 100,000 shares of Common Stock at an exercise price of $1.00, such warrant being an amendment and restatement of a warrant previously held by CII to purchase 10,000 shares of Common Stock at an exercise price of $10.00 per share (the "Class III Warrants," and collectively with the Debenture, the Class I Warrants and the Class II Warrants, the "CII Securities"). Pursuant to the Purchase Agreement, CII purchased the Debenture, the Class I Warrants and the Class II Warrants for an aggregate purchase price of $763,208, comprised of (i) $370,153 in cash, (ii) delivery to the Company by CII of a 10% Convertible Demand Note of the Company in the principal amount of $334,847 (the "Note") marked paid in full, and (iii) delivery to the law firm of Finn Dixon & Herling as escrow agent (the "Escrow Agent") of a check in the amount of $45,000 pursuant to an Escrow Agreement dated as of December 22, 1994 among the Company, CII and the Escrow Agent. Pursuant to the terms of the Purchase Agreement, the Company was required to promptly amend its registration statement filed with the SEC on November 8, 1994 to cover, inter alia, the resale by CII of the Registrable Securities acquired by it pursuant to the Purchase Agreement (the "Registration Agreement") and is required to cause the Registration Statement to become effective no later than February 28, 1995, maintain the effectiveness of the

Registration Statement for a period of three years from its effective date, subject to the provisions of the Purchase Agreement, and use its best efforts to allow CII to continually sell Registerable Securities pursuant to such registration free from any stop orders for suspensions by the Company or advice of counsel to the contrary. Also pursuant to the terms of the Purchase Agreement, none of the Class I Warrants, the Class II Warrants, or the Class III Warrants may be exercised, and the Debenture may not be converted at a per share price other than $1.50, until the earlier of September 1, 1995 and the date on which the Company has authorized and reserved for issuance a sufficient number of shares to allow for the full exercise and conversion thereof. However, although the Debenture cannot be converted to a price lower than $1.50 until such date the effective exercise price as of January 1, 1995 was $1.39 due to an automatic reset of the conversion price, pursuant to the terms of the Debenture and is subject to further adjustment.

CII has been granted a "put" right if at any time before the earlier of December 22, 2004 and the date when CII ceases to hold both at least 35% of the Registrable Securities and any portion of the Debenture (i) the Company ceases to (a) maintain its corporate headquarters and a majority of its shape memory business operations in the State of Connecticut, (b) base its president and chief executive officer, all of its adminstative and financial staff, all of its marketing and customer service staff (excluding individuals to Wright only), and all of its research and development staff in the State of Connecticut, (c) conduct a majority of its operations in the aggregate (including manufacturing and production), directly or through subcontractors and through licensed operations, in the State of Connecticut (excluding Wright's business related to the production of screw machine products and taper pins), and (d) maintain its principal bank accounts located in the State of Connecticut, excluding all banks associated with Wright; or (ii) the Company fails (a) to effect Registration Statement by February 28, 1995, (b) to keep the Registration Statement effective for an aggregate of 120 days during any rolling twelve month period, or (c) to have authorized and unissued shares of Common Stock reserved for the full exercise and conversion of the CII Securities by September 1, 1995, or (iii) provisions of the Purchase Agreement regarding registration rights are amended and/or revised without prior written consent. Upon CII's exercise of its put, and its election to include the Class III Warrants within such put, the Company shall be obligated to purchase from CII all CII Securities and Registrable Securities held at that time by CII for a price equal to the greater of (i) the amount of CII's investment plus an amount calculated to yield to CII a compounded rate of return of 25% per annum plus, in the case of Common Stock issued upon the exercise of the Class I Warrants, the Class II Warrants, or the Class III Warrants any exercise price paid to acquire Common Stock, or (ii) the difference between (x) the product of the current market price per share of the Common Stock included within or acquirable upon the exercise or conversion of the CII Securities, minus (y) any exercise prices that would have to be paid upon the full exercise of the remaining Class I Warrants, Class II Warrants and Class III Warrants included with the CII Securities and the Registrable Securities. Although the Registration Statement was not effected by February 28, 1995, CII has has not rescinded its Purchase Agreement nor exercised its "put" right. The Company is currently negotiating an extension to effect the Registration Statement.

From July 1, 1994 through September 30, 1994, the Company made private placements of its Common Stock in the amount of $232,500 at an average price of $1.72 per share. In addition, from October 1, 1994 through March 31, 1995, the Company has made additional private placements of its Common Stock in the amount of $637,000 at an average price of $1.50 per share. A warrant to purchase an additional 116,667 shares at a exercise price of $2.00 was issued, however, this warrant is not exercisable until October 1, 1995. In addition, the CII Securities were issued and 10,001 shares of Common Stock were issued to a placement agent in lieu of a placement fee.

The Company has retained BDS Securities Corporation of New York, New York as its exclusive financial advisor for the placement of up to $3.0 million of debt and/or equity on terms similar to the CII transaction (the "BDS transaction"). In the event that the BDS transaction occurs, the purchasers of all but $175,000 of the common stock that was sold during the second quarter of fiscal 1995 will have the right to convert their securities to the same terms as those sold in the BDS transaction. There can be no assurances that any part or all of the funds sought by BDS will be obtained.

NOTE F--CONTINGENCIES

Data Switch Corporation v. Memry Corporation, et al.

Verdon Corporation owns property located at 83 Keeler Avenue, Norwalk, Connecticut (the "Property") which it leased to New Dimensions in Education, Inc. ("New Dimensions"). New Dimensions sub-leased the Property to Data Switch Corporation ("Data Switch"), which in turn sub-leased the Property to the Company. On December 18, 1990, Data Switch commenced an action in the Connecticut Superior Court against Verdon, New Dimensions and the Company seeking a declaratory judgment that the lease was not renewed on June 12, 1990, for an additional five-year term. The Company supports this request; however, Verdon and New Dimensions have taken the position that the lease was renewed by the Company. On October 28, 1992, David O'Toole, successor to Verdon Corporation, filed a cross-complaint against the Company alleging that the Company intentionally and/or negligently damaged the Property during the period of its tenancy. Similar allegations were also made against New Dimensions and Data Switch. O'Toole's allegations fail to include any specific itemization of the nature or scope of the injuries alleged. No formal discovery has taken place to date. The parties are presently discussing the possibility of submitting the issue of whether the lease was or was not renewed to a Special Master to be appointed by the Connecticut Superior Court. Such a course would leave the issue of damages under the lease, if the lease is found to have been renewed, and the counterclaims to be resolved at a later trial date. It is expected that limited discovery would precede the hearing before the Special Master, with a hearing date to be secured sometime during the second or third quarter of fiscal 1995. The Company believes it has valid defenses to the claim that the lease was renewed as well as the counterclaims and intends to defend this action vigorously.

Catizone v. Memry Corporation

The Company is a defendant in an action entitled Catizone v. Memry Corporation, et al., No 91 Civ. 8023 (United States District Court, Southern District of New
York). In November 1991, Mr. Pat Catizone commenced an action against the Company, American Stock Transfer & Trust Co.

("AST&T"), and Mr. Neil E. Rogen, relating to Mr. Catizone's claim of ownership to 10,000 shares of the Company's Common Stock. In June, 1991, Mr. Catizone delivered to AST&T a certificate representing 10,000 shares of the Company's Common Stock in the name of Mr. Rogen and bearing a restrictive transfer legend and requested that the Company issue a certificate without a restrictive legend in the name of Mr. Catizone. Mr. Catizone claimed to have acquired the certificate from Mr. Perry Constantinou as collateral for a loan made some years earlier, who had in turn acquired the certificate from Mr. Rogen in 1984 or 1985. The Company refused Mr. Catizone's request on the grounds that Mr. Rogen's transfer to Mr. Constantinou was in violation of the federal securities laws. Mr. Catizone commenced his action in the Supreme Court of the State of New York, but the action was removed by the defendants to the United States District Court for the Southern District of New York. Mr. Catizone is seeking an order directing the Company to issue an unrestricted certificate representing 10,000 shares of the Company's Common Stock in his name, together with damages equal to the difference between the market value of the stock from the time that he first made demand on AST&T through the date of trial, as well as attorneys' fees and costs. The Company and AST&T filed a Motion for Summary Judgment in September 1993. That motion remains pending. The Company believes that it has valid defenses to the action, and intends to contest the case vigorously.

Neil E. Rogen v. Memry Corporation

In September 1992, Neil E. Rogen, formerly an officer and director of the Company, brought an action against the Company for the alleged breach of an employment agreement between Mr. Rogen and the Company and for indemnification for legal expenses incurred by Mr. Rogen in connection with an investigation of and subsequent lawsuit against Mr. Rogen by the Securities and Exchange Commission and certain related and unrelated lawsuits. Mr. Rogen commenced his action in the United States District Court for the Southern District of New York. Mr. Rogen is seeking at least $215,000 plus interest, costs and attorney's fees as damages for the alleged breach of his employment agreement, and in excess of $312,000 plus attorney's fees as indemnification for expenses incurred in connection with the investigation and the lawsuits. On December 22, 1992, the Company filed an answer and a counterclaim against Mr. Rogen, alleging breaches of fiduciary duty and unauthorized acts by Mr. Rogen and seeking monetary damages for the same. The Company subsequently moved for summary judgment with respect to all counts of Mr. Rogen's complaint, which motion remains pending. The Company believes that it has valid defenses to the action, and intends to contest the case vigorously. The case did not reach trial during calendar 1994.

SFC Valve Corporation v. Wright Machine Corporation, et al.

In early 1990 Wright Machine Corporation, a Delaware corporation and a wholly owned subsidiary of the Company ("Wright"), acquired certain assets of Wright Machine Corporation, a Massachusetts corporation ("Old Wright") located in Worcester, Massachusetts. At the time of such acquisition, Old Wright was a defendant in a lawsuit entitled SFC Valve Corporation v. Wright Machine Corporation, et al., pending in the U.S. District Court for the Southern District of Florida (the "Florida Suit"). In such suit, plaintiff SFC Valve Corporation ("SFC") is claiming monetary damages based upon various causes of action alleged to have arisen out of the sale of certain valve stems sold by a predecessor of Old Wright to a corporation whose assets were subsequently purchased out of bankruptcy by SFC. SFC alleges that its damages arose from the unauthorized modification by persons employed by Old Wright's predecessor of certain certifications required for the sale of the valve stems to government contractors, including the corporation to which these valve stems were sold. In June of 1993, SFC joined the Company and Wright as parties to the Florida Suit, asserting that the Company and Wright were liable to SFC for the same monetary damages for which Old Wright was liable because both the Company and Wright were successors to Old Wright's business.

In January of 1994, in a case entitled SFC Valve Corporation v. Wright Machine Corporation et al, SFC sued Old Wright, Wright, the Company and certain other parties in Massachusetts Superior Court in Worcester, Massachusetts (the "Massachusetts Court"). In this case, SFC sought to compel various parties to reconvey to Old Wright assets that they had acquired from Old Wright in order that Old Wright would be able to satisfy any judgment that SFC was able to obtain in the Florida Suit. With respect to Wright and the Company, SFC's principal claim was that the acquisition by Wright of certain of the assets of Old Wright constituted a fraudulent conveyance, and was therefore void as against Old Wright's creditors. In addition, SFC sought, and obtained, an ex parte injunction against Wright and the Company transferring any assets that Wright acquired from Old Wright, and an ex parte attachment against the real property that Wright acquired from Old Wright. By rulings of the Massachusetts Court on March 10, 1994, March 28, 1994, October 12, 1994 and November 29, 1994, the Massachusetts court (i) denied SFC's motion for a preliminary injunction,
(ii) vacated the ex parte attachment and injunction, (iii) granted the Company's motion to dismiss the fraudulent conveyance claims against it, and (iv) granted the Company and Wright summary judgement on all remaining counts against them.

On March 10, 1995, the Company, Wright and SFC entered into a Settlement Agreement relating to both the Florida Suit and the Massachusetts Suit. The Company agreed to pay SFC $70,000 (of which amount $40,000 has heretofore been paid and the remainder is due on May 15, 1995). In return, SFC agreed not to appeal the decisions in favor of the Company and Wright in the Massachusetts Suit, not to present any evidence against the Company or Wright, or request a judgement against the Company and Wright, in the Florida Suit, and not to bring any new claims against the Company and Wright. While the company continues to believe that it had valid defenses to both such actions, it also believes that the costs of this settlement are within the range of what the costs of legal fees would be to prosecute these cases to their conclusion.

NOTE G--REVOLVING LOAN, NOTES PAYABLE AND
        LONG-TERM DEBT

In connection with the acquisition of Wright Machine Corporation, Wright entered into a revolving loan, term loan and security agreement (collectively, the "Loan Agreement") which is guaranteed by the Company. The Loan Agreement includes a revolving loan, a mortgage and a term loan. The revolving loan was originally limited to the lessor of (x) the sum of 80% of eligible accounts receivable and 40% of net inventories of Wright less $250,000 or (y) $2 million, and was secured by Wright's accounts receivable and inventories. The amended forbearance agreement dated December 30, 1994 as further described below, revised the revolver limit to the lesser of (x) the sum of 80% of eligible accounts receivable and 40% of net inventories not to exceed $350,000 ($300,000 after February 28, 1995) less $60,000 ($100,000 on or subsequent to February 28,
1995) or (y) $1,150,000.

The term loan is collateralized by machinery and equipment having a net book value of $155,000 and the mortgage loan is collateralized by land and building with net book values of $166,000 and $796,000 respectively, at December 31, 1994.

The Loan Agreement requires payment received on accounts receivable by Wright to be applied against the outstanding balances on the revolving and term loans. In addition, the Loan Agreement prohibits Wright from paying dividends to the Company, making advances to officers of Wright, and prohibits the Company from applying intercompany charges against Wright.

As of July 1, 1992 Wright was in violation of certain covenants of the Loan Agreement and the Company was in violation of its minimum cash balance requirement. On October 8, 1992, Wright received permanent waivers of these loan covenant violations. In connection therewith, the terms of the Agreement were amended for the year ending June, 30, 1993 to include revised covenants, collateralization of the Company's $250,000 minimum cash balance commitment, and a commitment by the Company to contribute $600,000 of working capital to Wright.

As of June 30, 1993 Wright failed to comply with the financial covenants contained in the revised loan agreement dated October 8, 1992, including, but not limited to, the Company's failure to invest additional equity in Wright and to collateralize its guaranty of the obligations of Wright. As of November 1993, Wright had not cured these existing defaults or repaid any of the loans and requested the bank to forbear from accelerating the loan payments and enforcing the existing defaults through December 31, 1993.

The bank agreed to a forbearance agreement, which agreement was executed as of November 15, 1993; however, Wright was required to pay-down an additional $350,000 of its debt to the bank and the Company was required to place as collateral $150,000 in the form a Certificate of Deposit. Wright and its bank also agreed that the interest rate on the term loan, the mortgage loan and the revolving loan be increased from the lender's base rate plus 1%, to the lender's base rate plus 4%(11.75% at June 30, 1994). On March 11th, June 29th, October 7th and October 12th, December 30th, 1994, and March 2, 1995 the forbearance agreement was further amended.

As of April 11, 1995, the Bank and Wright executed another amendment to the above-referenced forbearance agreement in which the bank has agreed to forbear from accelerating the loan payments and enforcing the existing defaults through July 1, 1995, subject to the Company's and Wright's continued compliance with certain covenants included in such agreement. Among other things, the forbearance agreement requires the Company to make a $261,000 payment on its mortgage loan payable to the bank on or before May 15, 1995, to make a $90,000 payment relating to a decrease in the borrowing base and an increase in reserves with respect to the revolving line of credit on or before May 15, 1995 and to pay down $50,000 of any over-advances on its revolving line of credit by April 15 (after April 15th which over-advances are limited to $100,000) from the proceeds of any sales aggregating $200,000 of the Company's Common Stock after January 1, 1995 and in any event by May 15, 1995. A forbearance fee of $20,000 prior to May 15, 1995 will be payable from Wright to its bank and a payment of approximately $3,700 of principle of Wright's mortgage note will be payable each month for two months commencing June 1, 1995 (the payments for January, February, March, April and May 1995 being $2,500 each), with the remaining principle of $657,612 due on July 1, 1995. Interest on the mortgage note has been reset to the bank's base rate plus 4%. The Company also reaffirmed its guaranty of all Wright's obligations to its bank. Furthermore, pursuant to the terms of the various documents with CII relating to the sale by the Company to CII of certain securities, proceeds of such sale may not be used to repay Wright's obligations to its bank and thus other funds must be used for this purpose. There can be no assurance that the Company and Wright will not be in breach of the same or different covenants in the future or that the bank will agree to a further forbearance in such event. (See also "Management's Discussion and Analysis or Plan of Operation")

Notes payable consists of a 12% note payable to an officer of the Company, a 4% note payable to a significant shareholder of the Company's stock, and a 12% and 6% note payable to companies in which an officer of the Company exerts significant influence.

NOTE H--STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

On July 19, 1994, the shareholders approved the adoption of the Memry Corporation Stock Option Plan. Six hundred thousand (600,000) shares of Common Stock are authorized to be issued pursuant to this Plan, and as of December 31, 1994, options to purchase 436,500 shares of Common Stock have been granted at a per share exercise price of $2.34 or $4.40, which represents the fair market value of the underlying shares at the date of grant.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results.

     (a) Liquidity and Capital Resources

The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,472,000 and $1,993,000 and negative cash flow from operations of $1,304,000 and $2,307,000 for the nine months ended March 31, 1995 and 1994, respectively. As a result, the Company has a stockholders' deficit of $2,471,000 and its current liabilities exceeded its current assets by $3,230,000 as of March 31, 1995. In addition, the Company's subsidiary, Wright Machine Corporation, has defaulted on its loan agreements which totalled $1,121,000 on March 31, 1995 and is subject to a forbearance agreement with its bank. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The amended loan forbearance agreement (as amended, the "Forbearance Agreement") between Wright and its bank expires July 1, 1995 subject to the Company's and Wright's continued compliance with certain covenants included in the Forbearance Agreement. The Forbearance Agreement requires the Company to make a $261,000 payment on its mortgage loan payable to the bank on or before May 15, 1995, to make a $90,000 payment relating to a decrease in the borrowing base and an increase in reserves with respect to the revolving line of credit on or before May 15, 1995 and to pay down $50,000 of any over-advances on its revolving line of credit by April 15 (after April 15th which over-advances are limited to $100,000) from the proceeds of any sales aggregating $200,000 of the Company's Common Stock after January 1, 1995 and in any event by May 15, 1995. A forbearance fee of $20,000 prior to May 15, 1995 will be payable from Wright to its bank and a payment of approximately $3,700 of principle of Wright's mortgage note will be payable each month for two months commencing June 1, 1995 (the payments for January, February, March , April and May 1995 being $2,500 each), with the remaining principle of $657,612 due on July 1, 1995. Interest on the mortgage note has been reset to the bank's base rate plus 4%. The Company also reaffirmed its guaranty of all Wright's obligations to its bank. Furthermore, pursuant to the terms of the various documents with CII relating to the sale by the Company to CII of certain securities, proceeds of such sale may not be used to repay Wright's obligations to its bank and thus other funds must be used for this purpose. There can be no assurance that the Company and Wright will not be in breach of the same or different covenants in the future or that the bank will agree to a further forbearance in such event. The Company intends to seek refinancing of its debt with various parties. However, there can be no assurance that it will complete such financing prior to the termination of the Forbearance Agreement.

In fiscal year 1995, the Company has anticipated continuing losses from operations until the first quarter of fiscal 1996, at which time the Company expects to be cash flow positive (although there can be no assurances this will occur). Management plans to reduce operating losses and negative cash flow from operations through increased revenues and improved margins. Management raised approximately $637,000 of additional capital and issued a $763,208 debenture in a transaction which the Company received $615,000 in cash, in order to meet immediate working capital needs during the first six months of fiscal 1995. In addition, the Company has retained BDS Securities Corporation of New York, New York as its exclusive financial advisor for the placement of up to $3.0 million of debt and/or equity on terms similar to the CII transaction. This additional capital will be used to meet additional working capital needs during fiscal year 1995 and to fund the payments of its bank debt described above. However, there can be no assurance that the Company can improve operations or raise such additional capital to meet estimated working capital needs and make the required payments on its debt in which case the Company may be forced to curtail or cease operations. (See Note E to the Financials for a detailed description of the financings described above)

     (b) Results of Operations

Nine months ended March 31, 1995 compared to nine months ended March 31, 1994. The Company lost $1,472,000 or $0.28 per share, during the first nine months of fiscal 1995, as compared with $1,993,000 (or $0.50 per share) loss during the first nine months of fiscal 1994, representing an improvement of $521,000 or approximately 35%. Losses from operations were reduced to $1,254,000 while non-recurring expenses decreased to $218,000 from $370,000, a decrease of 152,000, or 41%.

Total revenues for the first nine months of fiscal 1995, increased to $3,632,000 from $3,315,000 for the first nine months of fiscal 1994, an increase of $317,000 or 10%. This represents primarily an increase of $107,000 in research and development ("R&D") revenues, to $324,000 from $217,000, and an increase of $231,000 in product sales, to $3,308,000 from $3,077,000. The increase in R&D revenues was primarily due to revenues generated by a number of contracts which were not in place during the comparable period of fiscal 1994, including a $432,586 SBIR contract awarded in December of 1993 by the United States Air Force for shape memory effect ("SME") reusable lock nuts. The increase in product sales was due to an increase of $316,000 (to $533,000 from $217,000), or approximately 146%, in sales of the Company's Products Division (the division selling the Company's proprietary and SME products), partially offset by a decrease of $85,000, or 3%, in sales by the Company's Wright Machine Corporation subsidiary ("Wright"). The increase in sales by the Company's Products Division was primarily due to sales of the Company's MEMRYSAFE(R) products to the Australian market (which represented $200,000 of sales for such six month period). The decrease in sales at Wright, to $2,775,000 from $2,860,000 all of which decrease occurred during the second fiscal quarter, was due to reduced raw material availability as a result of raw material shortages caused by Wright's inability to pay its material vendors. The Company believes that this raw material shortage will be alleviated if the financing through BDS Securities Corporation is received as described in Note E to the Financial Statements.

Manufacturing costs were $2,873,000 for the first nine months of fiscal 1995, compared with $2,963,000 for the first nine months of fiscal 1994. This represents a decrease of $90,000, or approximately 3%, notwithstanding the fact that product sales increased slightly. The decrease was primarily caused by a shifting of product sales from Wright, which has a margin on product sales of approximately 11%, to the Products Division, which has a margin on product sales of approximately 23%. In addition, margins for the Products Division improved 77%, to a positive 23% margin from a negative 54% margin for the first nine months of fiscal 1995, primarily due to the increase in sales. R&D costs increased from $86,000 to $227,000 is due to the increase in contract R&D revenues and in large part to the use of subcontractor services.

General, Selling and Administrative ("GS&A") expenses were $1,742,000 for the first nine months of fiscal 1995, as compared to $2,041,000 for the first six months of fiscal 1994. This decrease represents a decrease of $299,000, or approximately 15%, as a result of a reduction in outside consulting fees and other overhead costs. The Company continues to analyze and reduce expenditures wherever possible. Interest expense increased $44,000 over interest expense of the comparable fiscal period in 1994, essentially due to an increase of $200,000 in the principle amount of the revolving loan at Wright. The Company also incurred $218,000 of non-recurring expenses during the first six months of fiscal 1995, $135,000 of which was paid to Connecticut Innovations, Inc. ("CII") as part of CII's financing of the Company (see Note E to the Company's Consolidated Financial Statements) to terminate certain royalty rights which the Company had previously granted to CII and $70,000 to settle the SFC litigation (see Note F to the Company's Consolidated Financial Statements).

Three Months ended March 31, 1995, compared to three months ended March 31,
1994.

The Company lost $539,000, or $0.10 per share, during the three month ended March 31, 1995, as compared to a $583,000 loss (or $.12 per share) during the three month period ended March 31, 1994. This represe nts a decrease of $44,000, or approximately 8%, from the comparable period of fiscal 1994. Losses from operations were reduced to $469,000 from $583,000, a decrease of 114,000, or approximately 20%, while non-recurring expenses increased to $70,000 from $0.

Total revenues for the third quarter of fiscal 1995 were $1,211,000, a increase of $145,000, or approximately 14%. Product sales accounted for $144,000 of the overall increase. The products Division revenues at $533,000 for the current quarter of fiscal 1995 increased $86,000 over the same period for fiscal 1994, while Wright's product sales increased $58,000, $964,000 in the third quarter of fiscal 1995 versus $906,000 during the comparable period of fiscal 1994. R&D revenues had only a slight increase of $1,000. The Company expects sales by its Products Division to increase significantly by the fourth quarter of fiscal 1995, due to the substitution of Edward Keller Australia Pty. Ltd. ("Keller") as its Australian distributor and sales of its MEMRYSAFE(R) into the U.S. market through a major distributor with which the Company is in the process of negotiating a distribution agreement. There can be no assurances, however, that sales by the Company's Products Division will increase.

Manufacturing costs of $967,000 for the third quarter of fiscal 1995 remained virtually even when compared to the third quarter of fiscal 1994 ($968,000). The primary reason for the improved margins is due to the 14% increase in product sales and the shift to the higher margin sales of the Products Division. R&D costs increased by $66,000 to $101,000 from $35,000, primarily due to the use of outside subcontractors amounting to approximately $58,000.

GS&A expenses increased by $12,000, or 2%, to $598,000 from $586,000, primarily as a result of a non-recurring $70,000 litigation settlement cost (see Note F to the Financial Statements). Interest expense for the quarter was $84,000, as compared to $60,000 during the third quarter of fiscal 1994, primarily due to an increase in the size of Wright's borrowings on its revolver and related bank fees.

As of December 31, 1994, the Company had $1,600,000 of backorders at Wright and approximately $600,000 of outstanding orders in the Products Division. Due to the Company's continuing working capital deficiencies, Wright will have trouble filling its orders, due primarily to its inability to obtain the necessary brass from its supplies, until the Company's working capital problems are alleviated.

The Company had approximately $981,000 of contract R&D backlog as of March 31, 1995 which includes the award of a $591,000 two-year Phase II contract by the National Aeronautical Space Administration for jet turbine components. In addition, the Company expects to receive another R&D contract during the fourth quarter of fiscal 1995 with McDonnell Douglas for using SME technology in the manufacture of advanced helicopter blades, which contract will generate approximately $250,000 for the Company over eighteen months. There can be no assurances, however, that either such contract will be granted.

                           PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note F to the financial statements, for a description of legal proceedings affecting the Company. A description of certain developments since December 31, 1994 follows:

In the case entitled SFC Valve Corporation v. Wright Machine Corporation, et al., pending in the U.S. District Court for the Southern District of Florida, a trial date has been set for the third quarter of fiscal 1995.

On October 12, 1994, in the case entitled SFC Valve Corporation v. Wright Machine Corporation the Massachusetts Court (i) granted the Company's motion to dismiss the fraudulent conveyance claims against it, (ii) granted the motion of Old Wright and certain related parties for summary judgment on all counts, and
(iii) converted the Company's motion to dismiss all counts against Wright and the remaining unfair trade practice count against the Company to a motion for summary judgement on such count. On November 29, 1994, the Massachusetts Court granted Wright's motion for summary judgment on the remaining counts. In December of 1994, SFC appealed the granting of the Company's, Wright's and Old Wright's motion for dismissal and summary judgment.

On March 10, 1995, the Company, Wright and SFC entered into a Settlement Agreement relating to both the Florida Suit and the Massachusetts Suit. The Company agreed to pay SFC $70,000 (of which amount $40,000 has heretofore been paid and the remainder is due on May 15, 1995). In return, SFC agreed not to appeal the decisions in favor of the Company and Wright in the Massachusetts Suit, not to present any evidence against the Company or Wright, or request a judgement against the Company and Wright, in the Florida Suit, and not to bring any new claims against the Company and Wright. While the company continues to believe that it had valid defenses to both such actions, it also believes that the costs of this settlement are within the range of what the costs of legal fees would be to prosecute these cases to their conclusion.

ITEM 2. Changes In Securities

        N/A

ITEM 3. Defaults Upon Senior Securities

In connection with the acquisition of Wright Machine Corporation, Wright entered into a revolving loan, term loan and security agreement (collectively, the "Loan Agreement") which is guaranteed by the Company. The Loan Agreement includes a revolving loan, a mortgage and a term loan. The revolving loan was originally limited to the lessor of (x) the sum of 80% of eligible accounts receivable and 40% of net inventories of Wright less $250,000 or (y) $2 million, and was secured by Wright's accounts receivable and inventories. The amended forbearance agreement dated December 30, 1994 as further described below, revised the revolver limit to the lesser of (x) the sum of 80% of eligible accounts receivable and 40% of net inventories not to exceed $350,000 ($300,000 after February 28, 1995) less $60,000 ($100,000 on or subsequent to February 28, 1995) or (y) $1,150,000.

The term loan is collateralized by machinery and equipment having a net book value of $121,000 and the mortgage loan is collateralized by land and building with net book values of $166,000 and $788,000 respectively, at December 31, 1994.

The Loan Agreement requires payment received on accounts receivable by Wright to be applied against the outstanding balances on the revolving and term loans. In addition, the Loan Agreement prohibits Wright from paying dividends to the Company, making advances to officers of Wright, and prohibits the Company from applying intercompany charges against Wright.

As of July 1, 1992 Wright was in violation of certain covenants of the Loan Agreement and the Company was in violation of its minimum cash balance requirement. On October 8, 1992, Wright received permanent waivers of these loan covenant violations. In connection therewith, the terms of the Agreement were amended for the year ending June, 30, 1993 to include revised covenants, collateralization of the Company's $250,000 minimum cash balance commitment, and a commitment by the Company to contribute $600,000 of working capital to Wright.

As of June 30, 1993 Wright failed to comply with the financial covenants contained in the revised loan agreement dated October 8, 1992, including, but not limited to, the Company's failure to invest additional equity in Wright and to collateralize its guaranty of the obligations of Wright. As of November 1993, Wright had not cured these existing defaults or repaid any of the loans and requested the bank to forbear from accelerating the loan payments and enforcing the existing defaults through December 31, 1993.

The bank agreed to a forbearance agreement, which agreement was executed as of November 15, 1993; however, Wright was required to pay-down an additional $350,000 of its debt to the bank and the Company was required to place as collateral $150,000 in the form a Certificate of Deposit. Wright and its bank also agreed that the interest rate on the term loan, the mortgage loan and the revolving loan be increased from the lender's base rate plus 1%, to the lender's base rate plus 4% (11.75% at June 30, 1994). On March 11th, June 29th, October 7th, October 12th,

December 30, 1994, March 2nd and April 11th, 1995 the forbearance agreement was further amended. Pursuant to the terms of the April 11, 1995 agreement the bank agreed to forbear from accelerating the loan payments and enforcing the existing defaults through July 1, 1995 upon certain conditions. (See Note G to the Financial Statements for discussion of these conditions)

ITEM 4. Submission of Matters to a Vote of Security Holders

        N/A

ITEM 5. Other Information

        N/A

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1  Certificate of Incorporation as amended                                (1)

3.2  Corporate By-laws as amended                                           (1)

10.1 Convertible Subordinated Debenture Purchase Agreement dated
     as of December 22, 1994 between the Company and CII                    (1)

10.2 Convertible Subordinated Debenture in the principle amount
     of $763,208 dated as of December 22, 1994 from the Company to CII      (1)

10.3 Escrow Agreement dated as of December 22, 1994 among the Company,
     CII, and Finn, Dixon and Herling as escrow agent                       (1)

10.4 Fifth Amendment to Forbearance Agreement Dated December 30, 1994
     between Wright Machine Corporation and Shawmut Bank, and Counter
     Signed by the Company                                                  (1)

10.5 Letter Agreement dated November 23, 1994 between the Company
     and BDS Securities                                                     (1)

10.6 First Amendment to Forbearance Agreement Dated October 7, 1994
     amending the Forbearance Agreement dated June 29, 1994 between
     Wright Machine Corporation and Shawmut Bank, and Counter
     Signed by the Company                                                  (2)

10.7 Fourth Amendment to Forbearance Agreement Dated October 12, 1994
     between Wright Machine Corporation and Shawmut Bank, and Counter
     Signed by the Company                                                  (2)

10.8   Letter Agreement dated as of October 12, 1994 between the
       Company and Harbour Holdings Limited Partnership regarding
       Series A Preferred stock conversion calculation                      (2)

10.9   Employee Non-Disclosure Agreement, dated as of October 18,
       1994, between the Company and James G. Binch                         (2)

10.10  Letter Agreement dated as of November 3, 1994 between the
       Company and CII regarding the CII Securities Purchase Agreement      (2)

10.11 Sixth Amendment to Forbearance Agreement Dated October 12, 1994 between Wright Machine Corporation and Shawmut Bank, and Counter Signed by the Company

10.12 Seventh Amendment to Forbearance Agreement Dated October 12, 1994 between Wright Machine Corporation and Shawmut Bank, and Counter Signed by the Company

10.13 SBIR Contract dated March 8, 1995 between the Company Aeronautics and Space Administration

(1) Incorporated by reference from the Company's Amendment No. 1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 17, 1995.

(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

(b) Reports on Form 8-K

       N/A

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Memry Corporation

Date:    May 8, 1995                         /s/ JAMES G. BINCH
                                             --------------------------------
                                                 James G. Binch
                                                 President, CEO and Director
                                                 (Principal Executive Officer)

Date:    May  8, 1995                        /s/ WENDY A. GAVAGHAN
                                             ---------------------------------
                                                 Wendy A. Gavaghan
                                                 Corporate Controller
                                                 (Principal Financial Officer)