Form 10KSB
period 1995-06-30
MEMRY CORP
filed 1995-10-13
CIK 720896

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)
    [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

              For the fiscal year ended    June 30, 1995
                                        ---------------------

    [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

              For the transition period from __________ to _________

                  Commission file number   0-14068
                                         -----------
                               MEMRY CORPORATION
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                      06-1084424
--------------------------------             -------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

57 Commerce Drive, Brookfield, CT                         06804
----------------------------------------     -------------------------------
(Address of principal executive offices)               (Zip Code)


Issuer's telephone number        (203) 740-7311
                         ------------------------------

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class                 Name of each exchange on which registered

        None                                             None
-----------------------------------   -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.01 per share
          -----------------------------------------------------------
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ----     ----

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Consolidated revenues of the issuer for the fiscal year ended June 30, 1995 were $4,729,000.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $5,669,000 on June 30, 1995 based upon the average of the bid and asked prices on that date.

The number of shares of Common Stock outstanding as of June 30, 1995:
8,009,997.   All references to numbers of shares of Common Stock contained herein with respect to periods prior to August 8, 1994 give effect to the one-for-ten reverse stock split of the Company's Common Stock (the "Reverse Split") effected on August 8, 1994.

                 Transitional Small Business Disclosure Format
                 ---------------------------------------------

                       Yes                 NO     X
                            ----                -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Memry Corporation (the "Company"), a Delaware corporation incorporated in 1981, is engaged in the businesses of developing, manufacturing and marketing products and components utilizing the properties exhibited by shape memory alloys (the "Memry Segment"), and manufacturing and marketing metal parts and components machined on screw machines and smaller metal working machines (the "Wright Machine Segment"). The Company's principal executive offices are located at 57 Commerce Drive, Brookfield, Connecticut 06804 and its telephone number is (203) 740-7311.

                                 MEMRY SEGMENT

SHAPE MEMORY EFFECT
-------------------

Shape memory alloys ("SMAs") possess the ability to change from one shape to another in response to thermal changes, as well as the ability to return to their original shape following deformations substantially greater than deformation from which conventional alloys can recover. SMAs are capable of producing force and motion at predetermined temperatures, to both control and drive devices.

An actuator made from SMA can be designed to change its shape when either heated or cooled, and return to its original position when the temperature condition is reversed. This ability results from the transformation of the structure of the SMA from one crystalline form to another in reaction to thermal changes. It is not related to the normal thermal expansion and contraction properties of most
materials.   Due to the crystalline structure change taking place, SMAs also produce forces many times greater than thermal reactions in such items as bi-metallic elements.

The major defining properties of SMAs with which the Company works are their "super-elasticity" and their ability to demonstrate both a "one-way" memory and a "two way" memory. Unlike an ordinary metal, certain SMAs are capable of fully recovering their shape after being deformed as much as five percent. This is more than 50 times the recovery ability of ordinary metals. This so-called "super-elasticity" is becoming an important feature for a variety of medical applications. When an actuator is required to perform a single actuation, it is processed to return to and permanently retain its original shape when it reaches its actuation temperature, a procedure referred to as imparting "one-way" memory. The "two-way" actuation system requires that the materials be processed such that they have their original shape at one temperature and other shapes at different temperatures. The cycle of shape changes can (if the actuator is so processed) be made to repeat almost indefinitely in response to temperature changes. SMA actuation temperatures can be set from approximately -100 degrees C (-150 degrees F) to 200 degrees C (392 degrees F). Actuators may be in the form of helical coils, cantilevers (flat bending elements), a torsion member (a rotating element) or a tubular connector.

OPERATING DIVISIONS
-------------------

The Company's Memry Segment has established two operating divisions: Memry Technologies, the research and engineering division, and Memry Products, the marketing and sales division for all SMA-related products and materials. Memry Technologies, the research and engineering division of Memry Segment, works with customer-sponsored applied research, government research, grants and internal funds to develop new products and materials. When these programs result in a commercially viable activity, they will typically be transferred to the Memry Products division for marketing, sales, distribution and customer support. The Memry Products division was established to ensure a commercial focus to all proprietary products and materials developed by the Company, inclusive of the MEMRYSAFE(R) anti-scald products, the ULTRAVALVE (TM) shower and bath valve, the FIRECHECK(R) line of fire safety valves and others. Fabrication and assembly of all products sold by the Products division, except the ULTRAVALVE (TM), is performed by the Technologies division. Wright Machine Corporation, a wholly owned subsidiary of the Company ("Wright"), which owns and operates a manufacturing facility specializing in screw machine and taper pin products, assembles the ULTRAVALVE (TM) product and supplies it to the Memry Products division. The Memry Segment had revenues of $1,013,000 and operating expenses of $2,854,000 in fiscal 1995, compared to revenues of $558,000 and operating expenses of $2,746,000 for fiscal 1994.

                            A. TECHNOLOGIES DIVISION

Memry Technologies ("Technologies"), the Company's research and engineering division, is engaged in the research and development of both shape memory alloys and the commercial product applications that flow from this knowledge. Technologies is engaged in (i) the development of proprietary products, incorporating SMAs, to be manufactured by the Company, (ii) the development of SMA-based components pursuant to customer-sponsored development agreements for incorporation in products manufactured by such customers, and (iii) customer and government-sponsored research programs.

(I)    PROPRIETARY PRODUCTS
       --------------------

High Damping alloy.  The Company has developed a proprietary composition of an
-------------------
existing SMA for application in the sporting goods industry. Although it is not yet known whether the composition is patentable, the Company intends to file both a trademark registration and a complete patent application in late 1995. The property in question will allow the energy created when a hard object strikes the material to be absorbed, without deformation, to a far higher degree than currently available to manufacturers in the customer industry involved.
The resultant effect on the product involved is believed to be significant and may therefore have commercial potential.

(II) ORIGINAL EQUIPMENT MANUFACTURER CUSTOMER-SPONSORED PROGRAMS:
     -----------------------------------------------------------

The Company is working on a number of programs to develop SMA components for customers' products. The Company accepts customer-sponsored development contracts when management believes that the customer is likely to order a successfully developed component or product in sufficient quantity to justify the allocation of the engineering resources necessary. Whenever possible, the contracts require the customer to purchase the commercialized component from the Company, or to pay a royalty if the customer uses another source. The exclusive supply or royalty arrangements are conditional upon commercial practicability.

Generally under such programs, the identity of the customer is confidential; the data, inventions, patents, and intellectual property rights which specifically relate to the SMA component are either owned by the customer, or in several instances shared between the Company and the customer; data, inventions, patents, and intellectual property rights pertaining to the SMA technology that do not specifically relate to the customer's product are to be owned in all cases by the Company.

The Company has been working on some of the programs described below, most specifically including the energy management valve systems, for a number of years. Because the decision as to when a program is complete and ready for commercialization belongs to the customer, and not to the Company, the Company is not able to accurately predict if or when the products will ever come to market. In any event, there can be no assurances that the development programs described in the following four paragraphs will result in any manufacturing order or royalty to the Company.

Valve products.  The Company is working with a Canadian utility on valves for an
--------------
energy management system. These valves, one of which has received U.S. patent approval in joint ownership with the Company, would protect users from scalding temperatures in the event of a malfunction of other components in the hot water system. These valves are more complex than the valves utilized in the Company's MEMRYSAFE(R) and ULTRAVALVE (TM) products described below, in that they would allocate use of hot water to high-demand time periods.

Automotive.  The Company has been working with a major manufacturer of engine
----------
components to develop a special sealing component made from SMA material.
Trials have been conducted and the Company and the customer are presently engaged in filing joint patents on the invention. While results are encouraging there can be no assurances that the customer will proceed to commercialize the invention or that the Company will manufacture the product should it become commercial.

Medical.  The Company is developing several SMA products and devices, ranging
-------
from surgical clips, catheter guidance forms, stents and speech pathology tools, and others using plastic with shape memory properties for orthoscopic procedures.

Eyeglass Frames.  The Company is working with one customer who has received
---------------
patents on certain methods of using SMA in eyeglass frames, and has provided numerous prototypes now under evaluation by the customer.

(III)  CUSTOMER AND GOVERNMENT-SPONSORED RESEARCH PROGRAMS
       ---------------------------------------------------

The Company is currently involved in a number of research programs. In July 1993, a two year, Phase II contract was awarded to the Company under the Small Business Innovation Research ("SBIR") program by the National Institute of Health to study the use of super-elastic, titanium-based alloys as replacement for the current nickel-based alloys used in orthodontic procedures. The value of this contract is $412,625, of which approximately $125,000 was billed during fiscal 1995. An extension to this contract was granted to the Company in May, 1995, allowing the Company to complete the contract by December 1995. A two year, Phase II SBIR contract in the amount of $432,586 was awarded to the Company in December 1993 by the United States Air Force for the development of SMA-based reusable lock nuts. These lock nuts are intended to ease costly inventory and logistics problems at United States Air Force maintenance facilities by eliminating the need to use conventional lock nuts which are worn out by vibration and have to be frequently changed. Approximately $153,000 was billed on this contract in fiscal 1995, with the balance to be completed during fiscal 1996. In March 1995 the Company received a Phase II SBIR contract from the National Aeronautical and Space Administration ("NASA"), having a value of $589,000 over a two year period, for the development of shroud rings in the compressor sections of small jet turbines. Coincident with this program, Connecticut Innovations, Incorporated (a for-profit quasi-public development entity of the State of Connecticut), awarded the Company a $50,000 grant to assist the Company in the commercialization of the results from the NASA program. The Company was also involved in several smaller programs.

In addition, Technologies expects to receive a $308,000 eighteen-month contract during fiscal 1996 from McDonnell Douglas for the development of SMA actuated control surfaces on advanced helicopter blades. Originally scheduled to be awarded in the fall of 1994, McDonnell Douglas has only recently commenced work on this program.

Technologies has, over the past several years, completed several other internal and customer-sponsored research programs which related to SMAs for space applications, fasteners and coupling applications, experimental valve products, electrical components, and advance engine components. As opportunities arise, the Company will continue to pursue funded development programs which advance the Company's knowledge of shape memory materials and demonstrate clear potential for commercial products which the Company can manufacture. Several program proposals are currently awaiting responses from the government or other customers. Internally funded work will continue in support of the Company's proprietary products and materials.


Contracts with the U.S. Government are subject to termination or renegotiation by the U.S. Government pursuant to standard government procurement contract terms. There can be no assurance that any further development will result from these research activities or that they will result in the development of any commercially feasible product or component, or, if developed,, that any manufacturing order or royalty will be received.

The total revenue received from externally funded programs in fiscal 1995 was approximately $349,000, compared to $239,000 in fiscal 1994. Internally funded program costs amounted to $17,000 in fiscal 1995 and $168,000 in fiscal 1994. The cause for this dramatic decrease was primarily lower developmental costs relating to the MEMRYSAFE(R) products, which are now in production.


                              B. PRODUCTS DIVISION
                              --------------------

When products, components or alloy compositions developed by Technologies reach a commercial stage, they are transferred from Technologies to the Products division, the Company's marketing, sales, distribution and customer support division. Although the Company has, in the past, acquired product from outside, the division's primary focus is reaching commercial success on internally developed product. The division currently markets two major product lines: the MEMRYSAFE(R) temperature-actuated flow reduction products and the ULTRAVALVE
(TM) electronic combination shower/tub mixing valve. In addition, the division markets the FIRECHECK(R) line of industrial fire safety valves, custom SMA materials and Mitsubishi's proprietary shape memory polymer.

(I)    MEMRYSAFE(R) PRODUCTS
       ---------------------

The MEMRYSAFE(R) products provide protection from accidental scalding in showers, bathtubs and sinks by instantly restricting the flow at the point of outlet prior to the onset of a scalding condition. Fiscal 1995 represented the first year in which the entire line of auto-resettable valves was available to the market, commencing with distribution in Australia, followed by Canada and the U.S. The Company is aware of only one directly competitive product in the U.S. and another in Australia. The principal alternative to the Company's products are conventional thermostatic and pressure-balanced mixing valves which, the Company believes, are both more expensive to manufacture and install, and less effective in protecting the user from burns.

The MEMRYSAFE(R) products are designed to be sold both as retail retrofit products as well as components for original equipment manufacturers. The division sells to distributors with established market positions, original equipment manufacturers and direct to governmental authorities. Rye Australia Pty. Limited and the successor distributor in Australia, Edward Keller Pty. Limited accounted for over 50 percent of the sales of this line in fiscal 1995. With expanding distribution, primarily in North America, the Australian proportion of total MEMRYSAFE(R) sales is expected to diminish to less than 15 percent in the current fiscal year. Retail prices in the U.S. range from $7.89 to $24.99.

(I)    ULTRAVALVE (TM) PRODUCTS
       ------------------------

The micro-processor controlled ULTRAVALVE (TM) shower and bath valve was introduced to the plumbing industry in April, 1989, and the first products were sold in June, 1990. The Company believes that the ULTRAVALVE (TM) systems has clear performance advantages over other products on the market because it combines the safety and comfort features of thermostatic mixing valves with the ease and accuracy of computer-controlled temperature setting. As an added safety feature, the ULTRAVALVE (TM) system also incorporates the Company's patented anti-scald protection. The ULTRAVALVE (TM) system is assembled at the Company's Wright facility, with certain components purchased from outside vendors.

In May, 1995 the Company entered into a three year agreement, with American Standard, Inc. whereby American Standard became the exclusive marketer and distributor of the ULTRAVALVE (TM) product line in the United States. It is marketed under both the American Standard and Ideal Standard brand names. The Company retained rights to market and distribute the line outside the U.S.

The primary competition for this product line are the higher end pressure-balanced valves manufactured and sold by most major U.S. plumbing companies and thermostatic valves manufactured by selected European companies such as F. Grohe. The Company holds three U.S. and two foreign patents on the ULTRAVALVE
(TM), and has patents pending in additional foreign jurisdictions.

(iii)  OTHER PRODUCTS
       --------------

The Company, in partnership with Paradigm Corporation, entered into a three year exclusive distribution agreement with Mitsubishi Heavy Industries America, Inc. ("Mitsubishi") in 1991 for the distribution of Mitsubishi's new shape memory polymer in North America. Although the agreement expired at the end of 1994 and the Company no longer has any rights of exclusivity, Memry continues to market this material for potential applications in the medical, consumer goods, sporting and packaging markets. The Company's sale of Mitsubishi polymers in fiscal 1995 were $16,000, compared to $30,000 in fiscal 1994. The polymers' properties are similar to SMA in that they exhibit the ability to transform their shape due to temperature changes.

The Company's FIRECHECK(R) line of industrial fire safety valves utilizes an SMA actuator/sensor to protect material supply lines using pneumatically operated control valves and gas storage cylinders by exhausting pneumatic control pressure into the atmosphere when an over-temperature condition is sensed, allowing the open valve to close. The first version of this line was introduced to the semi-conductor industry late in 1991, for which it received an R&D Magazine 100 award as one of the nation's 100 best new products. In March 1995 FIRECHECK(R) received Factory Mutual approval, a third party certification as to
its performance and manufacture.   The Company is in the process of setting up
distribution for this line with valve automation companies and major valve distributors, including Conbraco and McMaster Carr. Competition for this product includes burn-through plastic tubing, expensive infrared monitoring systems, and sophisticated electronic valving.

A rapidly growing area of activity for the division is the provision of customer-specific SMA material in both wire and flat rolled form, usually nickel titanium in its "super-elastic" state. Nearly all such customers are involved in the medical industry, requiring precise processing controls, extensive certification and exacting specifications. One such customer, InStent Inc., utilizes material supplied by the Company for its recently FDA-approved shape memory stent for bilary application. Competition for the applications being addressed by the division includes Raychem, US Nitinol, SMA Applications Inc., and several additional small processors. The Company possesses no patents or trademarks upon which it is relying in addressing these markets.

                                  C. SUPPLIERS


The Company expects to be able to acquire, from several sources, shape memory alloys in sufficient quantities for its needs, and does not anticipate any difficulty in continuing to obtain such supplies.

                  D.  PRODUCTION CAPABILITY AND MANUFACTURING

The Company performs all of the final processing of its SMA requirements in its facilities in Brookfield, Connecticut, based upon its receipt of the SMAs in the form of rod or wire from its suppliers. The Company employs two spring winder production lines and a rolling mill, capable of handling wire diameters from 2mm to 8 mm, a CNC lathe and a CNC mill, and numerous fixtures and apparatus specialized for either the processing of the materials or assembly of the products. During fiscal 1995 the Company relocated its MEMRYSAFE(R) assembly line from Wright to the Connecticut facility and internalized its capability to produce the FIRECHECK(R) product line. The Company relies heavily on outside suppliers for its non-SMA components and expects to continue to do so. Certain of the programs under development would require the purchase of specialized equipment if they become commercial. However, the Company anticipates no difficulty in obtaining such equipment as, and when, needed.

                                E.  COMPETITION

The Company considers its competition on two levels, technologically and for resultant products. Competition with respect to commercialized products is discussed supra with respect to the major product lines. See "Products
          -----
Division." Technologically there are several U.S., Japanese and European industrial concerns with substantially greater resources than the Company engaged in the supply or use of SMAs. In the U.S., Raychem Corporation pioneered in the development of SMAs and holds numerous patents in the field. Although much of its business was divested in the early '90's, Raychem remains both an important supplier to the Company and a competitor for medical applications. Special Metals Inc. has become an important alloy provider and, as of now, has limited participation in the utilization of the alloys. Japanese participants include Furakawa Electric Co., Sumitomo Co., and Tokin Co., all of which produce alloys and sell to users in Japan and abroad. European participants include Krupp AG, Trefimetaux and AMT, a member of the SwissMetal group of companies. Next to Raychem in the U.S., management believes that the Beta Group, Inc. is likely the largest firm engaged in the use of SMAs with its patented position in eyeglass frames.

The Company intends to compete, and advance its position, based on its knowledge of the processing parameters of the alloys and unique design capabilities, particularly in the valving field. Through the conduct of funded research the Company is able to maintain a depth of technological resource unique among the non-alloy producing industry participants. The Company believes that it competes mostly on technological capacity and quality in the Memry Segment, although price and production capability are also important.

                             WRIGHT MACHINE SEGMENT


The Company's Wright Machine Segment consists of Wright Machine Corporation ("Wright"), a wholly owned subsidiary of the Company with a 120-year history as a New England manufacturer of screw machine and taper pin products. Wright provides these products to the plumbing, electrical, electronic, fire protection, valve, appliance and automotive markets. Within the overall activity of Wright, it has three basic business segments: (i) the manufacture of threaded rings for the plumbing industry, (ii) the manufacture of predominantly brass parts on screw machines ranging in size between 1.5 inches to 2.5 inches, and (iii) the manufacture of custom and standard taper pins, most of which are made of various grades of stainless and carbon steel. Wright also assembles the ULTRAVALVE (TM) product line for the Memry Products division. Approximately 80% of Wright's revenues result from sales of screw machined products.

Historically, Wright has had a reputation as a quality producer of brass and steel parts with superior delivery and performance. However, liquidity constraints during fiscal 1995 have adversely affected this reputation due to Wright's difficulty in obtaining timely deliveries of raw materials. The Company's successful private placement of equity securities in the summer of 1995 (see Note to the Company's financial statements) has enabled Wright to again obtain raw materials on a timely basis. It is hoped that Wright has already begun the process of restoring its reputation.

The majority of Wright's customers are within a 300 mile radius of Wright's factory in Worcester, Massachusetts. However, Wright services customers throughout the United States. Wright had revenues of $3,716,000 and operating expenses of $3,667,000 in fiscal 1995, as compared to revenues of $3,707,000 and operating expenses of $4,476,000 in fiscal 1994. In fiscal 1995, Wright's eight largest customers accounted for 47% of its total revenues. Obviously, the loss of one or more of these customers would have a material adverse effect on Wright's operations.

SUPPLIERS
---------

Wright buys free cutting brass rod and hollow brass tube at market prices direct from producers and other suppliers. Stainless and other steel supplies are provided by a large number of suppliers. These materials are all available from numerous sources and Wright does not anticipate any difficulties in being able to acquire any of such materials.

COMPETITION
-----------

Wright's competition comes from other screw machining job shops, primarily on the East Coast (in proximity to most of Wright's customers) and, frequently, the customer's own internal machining capacity. The primary measures of competitiveness are price, quality and delivery, with price frequently being the defining measure. There has been a significant contraction in Wright's industry over the past five years, resulting in fewer but more able competitors. Wright enacted major cost reduction measures in the spring of 1994 and believes it is fully competitive today. However, several of the machine shops and many internal screw machine facilities with which Wright competes have greater financial strength and similar production capabilities.

                             PATENTS AND TRADEMARKS

The Company owns two patents relating to the SMA scald-protection valves, the last of which expires in the year 2010. The Company owns three commercially material U.S. and one Canadian patent for the ULTRAVALVE (TM) SYSTEM. The Company has filed for patent protection for the ULTRAVALVE (TM) system in other countries, including the European Economic Community. U.S. patent protection for the ULTRAVALVE (TM) product expires in 2007. The Company holds nine other commercially-material U.S. patents. These include a FIRECHECK (TM) valve patent which expires in 2003. The Company expects a second FIRECHECK (TM) patent for an improved version to be issued during calendar year 1995. These patents are important for protecting the intellectual property of the Company's products in a competitive marketplace. The Company anticipates filing for additional patents during fiscal 1996 for both alloys and certain applications.

The Company's patent rights do not dominate the field of SMA utilization, and most of them do not cover presently proposed products or product components.
The Company's patent rights obviously do not dominate the field of plumbing products. The Company does believe, however, that its patents provide it with a leadership position in such technology.

While a U.S. patent is presumed valid, the presumption of validity is not conclusive, and the scope of a patent's claim coverage, even if valid, may be less than needed to secure a significant market advantage. Gaining effective marketing advantage through patents can require the expense, uncertainty and delay of litigation. Although the Company's technical staff is generally familiar with the SMA patent environment and has reviewed patent searches when considered relevant, the Company has not requested any legal opinion to determine whether any of its contemplated products would infringe on any existing patents.

The Company has material trademark registrations for the MEMRYSAFE (TM), SHOWERGARD (TM) and FLOWGARD (TM) trademarks.

                            RESEARCH AND DEVELOPMENT

During fiscal 1995, approximately $297,000 was spent on research and development primarily in the areas of (i) the development of proprietary products incorporating SMAs to be manufactured by the Company, (ii) the development of SMA components pursuant to customer-sponsored development arrangements for potential incorporation in products manufactured by such customers, and (iii) customer and government-sponsored research programs, as compared to approximately $147,000 in fiscal 1994. These research and development costs are borne directly by customers of the Company.

                                   EMPLOYEES

As of June 30, 1995, the Company and its subsidiary had fifty-eight full-time and three part-time employees. Of the full-time employees, seven were executive or management personnel and four were science and research personnel. Forty-two of the full-time employees and all of the part-time employees were employed by Wright. None of the employees is represented by collective bargaining units.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company has a lease, which expires on February 1, 1996, for office and manufacturing space located at 57 Commerce Drive, Brookfield, Connecticut 06804. The Company has been in contact with its landlord and expects to renew this lease at the expiration of its term. The premises have a floor area of approximately 21,350 square feet, of which approximately 5,500 square feet is used by the Company for general administrative, executive, and sales purposes, and approximately 11,350 square feet is used for manufacturing and research and development operations. The lease provides for an average annual base rental of $113,000.

In May 1993, the Company sublet approximately 4,500 square feet of its office space at 57 Commerce Drive, providing rental income of $35,000 annually. In August the subletor notified the Company that it would be vacating by October 31, 1995.

Wright owns approximately 2.9 acres of land, together with manufacturing and office facilities, located at 69 Armory Street, Worcester, Massachusetts. Three buildings have an aggregate floor area of approximately 85,000 square feet, of which approximately 5,000 square feet is used for general administrative, executive, and sales purposes, and the remainder for manufacturing screw machine and taper pin products. The property is subject to a mortgage in favor of Shawmut Bank, which secures a loan used by Wright to acquire the property. See "Management Discussion and Analysis or Plan of Operations" and Note 10 to the Financial Statements for a discussion of the status of the mortgage loan. Management believes that the existing facilities of the Company and Wright are suitable and adequate for their present needs and that additional facilities will be readily available if needed. Management also believes that the properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, as set forth below. Although it is not feasible to predict the outcome of such proceedings or any claims made against the Company, the Company does not anticipate that the ultimate liability, if any, will materially affect the Company's financial position.

Data Switch Corporation v. Memry Corporation, et al.  Verdon Corporation owns
---------------------------------------------------
property located at 83 Keeler Avenue, Norwalk, Connecticut (the "Property")
which it leased to New Dimensions in Education, Inc. ("New Dimensions").   New
Dimensions sub-leased the Property to Data Switch Corporation ("Data Switch"), which in turn sub-leased the Property to the Company. On December 18, 1990, Data Switch commenced an action in the Connecticut Superior Court against Verdon, New Dimensions and the Company seeking a declaratory judgment that the lease was not renewed on June 12, 1990, for an additional five-year term. The Company supports this request; however, Verdon and New Dimensions have taken the position that the lease was renewed by the Company. On October 28, 1992, David O'Toole, successor to Verdon Corporation, filed a cross-complaint against the Company alleging that the Company intentionally and/or negligently damaged the Property during the period of its tenancy. Similar allegations were also made against New Dimensions and Data Switch. O'Toole's allegations fail to include any specific itemization of the nature or scope of the injuries alleged. No formal discovery has taken place to date. Trial has been scheduled to commence in February 1996.

The Company intends to defend this action vigorously.

Catizone v. Memry Corporation.  The Company is a defendant in an action entitled
-----------------------------
Catizone v. Memry Corporation, et al., No 91 Civ. 8023 (United States District
-------------------------------------
Court, Southern District of New York). In November 1991, Mr. Pat Catizone commenced an action against the Company, American Stock Transfer & Trust Co. ("AST&T"), and Mr. Neil E. Rogen, relating to Mr. Catizone's claim of ownership to 10,000 shares of the Company's Common Stock. In June, 1991, Mr. Catizone delivered to AST&T a certificate representing 10,000 shares of the Company's Common Stock in the name of Mr. Rogen and bearing a restrictive transfer legend and requested that the Company issue a certificate without a restrictive legend in the name of Mr. Catizone. Mr. Catizone claimed to have acquired the certificate from Mr. Perry Constantinou as collateral for a loan made some years earlier, who had in turn acquired the certificate from Mr. Rogen in 1984 or 1985. The Company refused Mr. Catizone's request on the grounds that Mr. Rogen's transfer to Mr. Constantinou was in violation of the federal securities laws. Mr. Catizone commenced his action in the Supreme Court of the State of New York, but the action was removed by the defendants to the United States District Court for the Southern District of New York. Mr. Catizone is seeking an order directing the Company to issue an unrestricted certificate representing 10,000 shares of the Company's Common Stock in his name, together with damages equal to the difference between the market value of the stock from the time that he first made demand on AST&T through the date of trial, as well as attorneys' fees and costs. On July 25, 1995, the Court issued an opinion by which it granted the Company's Motion for Summary Judgment, and judgment was shortly thereafter entered in the Company's favor. Mr. Catizone has appealed from the entry of judgment in the Company's favor, which appeal is entitled Catizone v.
                                                                   -----------
Memry Corp., et al., No. 95-7874, pending before the United States Court of
----------   -----
Appeals for the Second Circuit. The Company filed a Motion for Summary Judgment in September 1993. The Company intends to contest the appeal vigorously.

Neil E. Rogen v. Memry Corporation.  In September 1992, Neil E. Rogen, formerly
----------------------------------
an officer and director of the Company, brought an action against the Company for the alleged breach of an employment agreement between Mr. Rogen and the Company and for indemnification for legal expenses incurred by Mr. Rogen in connection with an investigation of and subsequent lawsuit against Mr. Rogen by the Securities and Exchange Commission and certain related and unrelated lawsuits. Mr. Rogen commenced his action in the United States District Court for the Southern District of New York. Mr. Rogen sought at least $215,000 plus interest, costs and attorney's fees as damages for the alleged breach of his employment agreement, and in excess of $312,000 plus attorney's fees as indemnification for expenses incurred in connection with the investigation and the lawsuits. On December 22, 1992, the Company filed an answer and a counterclaim against Mr. Rogen, alleging breaches of fiduciary duty and unauthorized acts by Mr. Rogen and seeking monetary damages for the same. In April 1994, the Company moved for summary judgment with respect to all counts of Mr. Rogen's complaint. On May 23, 1995, the Court issued an opinion by which it granted the Company's Motion for Summary Judgment on grounds of improper venue. Judgment was subsequently entered in the Company's favor on May 31, 1995. No appeal has been taken from the judgment entered in the Company's favor. Counsel for Mr. Rogen has indicated that he intends to refile the action in a different venue. The Company intends to contest the case vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the OTC Bulletin Board (through which various market dealers make the market of the Company's Common Stock and trades are reported through what is commonly known as the "pink sheets") under the symbol MRMY. Prior to August 8, 1994, the Company's Common Stock was traded under the symbol MRMT. On August 8, 1994, the Company effected a one-for-ten reverse stock split (the "Reverse Split") of its Common Stock. It should be noted that all references to Common Stock (both number of shares and per share prices) have been adjusted to reflect the Reverse Split. On June 30, 1995, there were 1,521 holders of record of the Company's Common Stock.

The following table sets forth, for the periods indicated, the quarterly high and low representative bid quotations for the Company's Common Stock as reported by the National Quotations Bureau. Quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

Fiscal year ended
    June 30              1995            1994
-----------------    -------------  -------------
                      High    Low    High    Low
                     ------  -----  ------  -----
1st Quarter           $2.50  $1.00   $4.69  $1.25
2nd Quarter            1.88   0.75    6.56   2.19
3rd Quarter            1.69   0.50    5.00   1.25
4th Quarter            1.38   0.63    2.70   1.25

The Company has never paid a cash dividend on its Common Stock and the Company does not contemplate paying any cash dividends on its Common Stock in the near future. As long as any shares of Series G Preferred Stock are outstanding, the Company may not declare or pay a dividend on any shares of Common Stock unless the Company, prior to such declaration or payment, pays or distributes to each holder of Series G Preferred Stock an amount of cash or other property equal to the sum of (I) any accrued and unpaid dividends on such share of Series G Preferred Stock, plus (II) the product of (x) the amount of cash or other property paid to a holder of one share of Common Stock, multiplied by (y) the number of shares of Common Stock which each holder of Series G Preferred Stock would then be able to acquire upon the immediate conversion of all of such holder's shares of Series G Preferred Stock. In addition, in the event that the Company has not effected a registration statement to cover the resale of the common stock underlying outstanding shares of Series G Preferred Stock on or prior to March 15, 1996, the holders of the Series G Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, until such time until such registration has been effected, a quarterly dividend of $130.00 per share, accruing commencing on March 16, 1996, and shall be paid pro rata to the holders of the Series G Preferred Stock entitled thereto in proportion to the number of shares of Series G Preferred Stock owned by each such holder.

By letter agreement dated May 22, 1995 between Harbour Holdings Limited Partnership ("Harbour") and the Company, Harbour agreed to accept the issuance to it by the Company of 747,500 shares of Common Stock as payment in full of declared, accrued and unpaid dividends in the amount of $598,000 that accrued prior to June 30, 1993 with respect to shares of Series A Preferred Stock and Series B Preferred stock held at such time by Harbour. (See "Management's Discussion and Analysis or Plan of Operation")

The loan agreement between Wright Machine Corporation, a wholly owned subsidiary of the Company, and Shawmut Bank (described in Note 10 to the financial statements) restricts Wright from paying dividends to the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $2,392,000 and $3,358,000, and negative cash flows from operations of $1,869,000 and $2,250,000, for the years ended June 30, 1995 and 1994, respectively. As a result, the Company has a stockholders' deficit of $1,031,000 and its current liabilities exceed its current assets by $2,294,000 as of June 30, 1995. In addition, the Company's subsidiary, Wright Machine Corporation ("Wright"), as of June 30, 1995, had defaulted on its loan agreements which total $1,078,000 and was subject to a forbearance agreement with its bank (see Notes 10 and 14). These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During fiscal 1995, the Company continued to experience the significant liquidity constraints present in fiscal 1994. The negative cash flow from operations of $1,869,000 caused the Company to experience raw material shortages and therefore lower product sales revenues at both segment levels. In addition, the Company required a $109,000 investment in equipment purchases for MEMRYSAFE(R) production and shape memory wire processing. Although the Company did raise additional capital through private placements, $1,622,000 closed in the last month of the fiscal year and therefore the Company could not experience any substantial benefits in fiscal 1995 as such benefits relate to increased revenues for fiscal 1995.

In fiscal 1996, the Company anticipates that it will continue to incur losses from operations until the fourth quarter, at which time the Company expects to be cash flow positive. The Company plans to continue to maintain stringent control on expenses while increasing its revenues and improving gross profit margins. The Company believes the $2,492,000 of capital raised through private placement agreements during fiscal 1995 (most of which occurred during the fourth quarter), and $1,561,000 in the first quarter of fiscal 1996 is sufficient to cover the Company's working capital requirements for fiscal 1996. In addition, the Company renegotiated its debt with Wright's bank through July 1, 1996 as described below. However, it is the Company's intent to seek re-financing with more favorable terms during fiscal 1996 (although there can be no assurances that the Company will be successful). On October 12, 1995 the Company amended its Convertible Subordinated Debenture Purchase Agreement with Connecticut Innovations, Incorporated, described below, and is no longer in default of covenants thereunder.

The Memry segment's product sales efforts were severely impacted by limited raw material purchases and customer concerns about production capabilities due to the liquidity constraints of the past two fiscal years. The capital raised during the last quarter of fiscal 1995 and the first quarter of fiscal 1996 should alleviate these obstacles. The Company believes that liability and safety issues for the major original equipment manufacturers ("OEMs") in fiscal 1996 and the public housing sectors, as it related to anti-scalding, will be the market drivers for increased sales for the MEMRYSAFE(R) product line and to a lessor extent ULTRAVALVE(TM) products. The Company intends to reduce its manufacturing costs substantially as it relates to MEMRYSAFE(R) through the purchase of hard-tooling, although as of October 12, 1995 there are no commitments to purchase the same. On April 1, 1995 the Company and American Standard, Inc., a major plumbing OEM, entered into an agreement in which the Company appointed American Standard as its exclusive sales and marketing distributor in the United States. In addition, in May 1995 the Company received a one year blanket purchase order with American Standard, Inc. for 1,000 units of ULTRAVALVE(TM) product. The shape memory effect wire and wire shapes have the ability to generate larger sales volumes than in the past due to the numerous potential medical applications of the NiTi wire. During fiscal 1995, however, due to the Company's capital expenditure constraints, the Company could not pursue these potential revenue producing sales. Research and Development has a Government contract backlog of $949,000 of which $598,000 is expected to be billed in fiscal 1996. The Wright segment has also suffered liquidity constraints over the past two fiscal years which has caused it to be adversely affected in relationship to its timely delivery performance. The Company's successful private placement of equity in the last quarter of fiscal 1995 and first quarter of fiscal 1996 has enabled Wright to again obtain the raw materials necessary to deliver on a timely basis. Wright will be aggressively approaching current and former customers which it believes have sourced product elsewhere. Wright also expects to increase its margins through the re-evaluation of its costing methods and the analyzation of its production efficiency.

On October 12, 1995, the Company amended a Convertible Subordinated Debenture Purchase Agreement (as so amended, the "Purchase Agreement"), dated as of December 22, 1994, with Connecticut Innovations, Incorporated ("CII"). Pursuant to the Purchase Agreement, CII acquired from the Company the following (the "CII Securities"): (i) a Convertible Subordinated Debenture, dated December 22, 1994, in the principal amount of $763,208, as amended by a First Addendum to Convertible Subordinated Debenture dated as of October 12, 1995 (as so amended, the "Debenture") currently convertible into Common Stock, subject to the limitation set forth below, at a conversion price of $0.80 per share, (ii) a warrant, dated December 22, 1994, as amended by a First Addendum to Stock Subscription Warrant (as so amended, the "Class I Warrants"), initially exercisable to purchase 508,805 shares of Common Stock at a price of $2.15 per share and currently exercisable, subject to the limitation set forth below, to purchase 1,176,269 shares of Common Stock at a price of $0.93 per share, (iii) a warrant, dated December 22, 1994, as amended by a First Addendum to Stock Subscription Warrant (as so amended, the "Class II Warrants"), initially exercisable to purchase 305,283 shares of Common Stock at a price of $2.75 per share and currently exercisable, subject to the limitation set forth below, to purchase 705,485 shares of Common Stock at a price of $1.19 per share, and (iv) a warrant, dated December 22, 1994, as amended by a First Addendum to Stock Subscription Warrant (as so amended, the "Class III Warrants"), initially exercisable to purchase 100,000 shares of Common Stock at an exercise price of $1.00 and currently exercisable, subject to the limitation set forth below, to purchase 100,000 shares at an exercise price of $0.65, such warrant being an amendment and restatement of a warrant previously held by CII to purchase 10,000 shares of Common Stock at an exercise price of $10.00 per share.

Pursuant to the Purchase Agreement, CII purchased the Debenture, the Class I Warrants and the Class II Warrants for an aggregate purchase price of $763,208, comprised of (i) $370,153 in cash, (ii) delivery to the Company by CII of a 10% Convertible Demand Note of the Company in the principal amount of $334,847 (the "Note") marked paid in full, and (ii) delivery to the law firm of Finn Dixon & Herling as escrow agent (the "Escrow Agent") of a check in the amount of $45,000 pursuant to an

Escrow Agreement dated as of December 22, 1994, as amended October 12, 1995, among the Company, CII and the Escrow Agent. Pursuant to the terms of the Purchase Agreement, the Company is required to file a registration statement (the "Registration Statement") to cover, inter alia, the resale by CII of the
                                         ----- ----
shares of Common Stock underlying the CII Securities (the "Registrable Securities") and is required to cause the Registration Statement to become effective no later than March 15, 1996, maintain the effectiveness of the Registration Statement for a period of three years from its effective date, subject to the provisions of the Purchase Agreement, and use its best efforts to allow CII to continually sell Registrable Securities pursuant to such Registration Statement free from any stop orders or suspensions by the Company or advice of counsel to the contrary. The exercise or conversion, as applicable, of the CII Securities is subject to the limitation that prior to the earlier to occur of December 20, 1995 or the date on which the Company has authorized and reserved for issuance a sufficient number of shares to allow for the full exercise and conversion of the Registrable Securities, (i) none of the Class I Warrants, the Class II Warrants or the Class III Warrants may be exercised, and (ii) the Debenture may not be converted at a per share price other than $1.50.

CII has been granted a "put" right if (i) at any time before the earlier of October 12, 2005 and the date on which CII ceases to hold at least 35% of the Registrable Securities the Company ceases to (a) maintain its corporate headquarters and a majority of its shape memory business operations in the State of Connecticut, (b) base its president and chief executive officer, all of its administrative and financial staff, all of its marketing and customer service staff (excluding individuals specific to Wright only), and all of its research and development staff in the State of Connecticut, (c) conduct a majority of its operations in the aggregate (including manufacturing and production), directly or through subcontractors and through licensed operations, in the State of Connecticut (excluding Wright's business related to the production of screw machine products and taper pins), and (d) maintain its principal bank accounts with banks located in the State of Connecticut, excluding all banks associated with Wright; or (ii) the Company fails (a) to cause the effectiveness of the Registration Statement by March 15, 1996, (b) to keep the Registration Statement effective for an aggregate of 120 days during any rolling twelve month period, or (c) to have authorized and unissued shares of Common Stock reserved for the full exercise and conversion of the CII Securities by December 20, 1995. Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all CII Securities and Registrable Securities held at that time by CII for a price equal to the greater of (i) the amount of CII's investment plus an amount calculated to yield to CII a compounded rate of return of 25% per annum plus, in the case of Common Stock issued upon the exercise of the Class I Warrants, the Class II Warrants or Class III Warrants, any exercise price paid to acquire Common Stock, or (ii) the difference between (x) the product of the current market price per share of the Common Stock included within or acquirable upon the exercise or conversion of the CII Securities, minus (y) any exercise prices that would have to be paid upon the full exercise of the remaining Class I Warrants, Class II Warrants and Class III Warrants included within the CII Securities and the Registrable Securities.

As of July 20, 1995, Shawmut Bank, N.A. (the "Bank") and Wright Machine Corporation ("Wright") executed a Third Amendatory Agreement to Revolving Loan, Term Loan and Security Agreement by which the Bank has agreed to extend the termination date of its revolving loan to Wright to July 1, 1996, if not sooner demanded, subject to Wright's continued compliance with certain covenants included in the Revolving Loan, Term Loan and Security Agreement dated February 7, 1990 as amended to date (as so amended, the "Loan Agreement"). The Bank also agreed that the final installment on the mortgage note and term note evidencing indebtedness owed by Wright to the Bank would be set at July 1, 1996. Among other things, the Loan Agreement requires Wright to pay transaction fees of $1,500 per month for the period from July 1, 1995 through September 30, 1995, $3,000 per month for the period from October 1, 1995 through December 31, 1995, $4,500 per month for the period from January 1, 1996 through March 31, 1996, and $6,000 per month for the period from April 1, 1996 through June 30, 1996. However, if Wright meets or exceed certain projected net income levels for the six months ended December 31, 1995 and continues to meet or exceed projected monthly net income levels thereafter, then the monthly fee will remain at $3,000. If at any time after December 31, 1995, however, Wright fails to meet or exceed net income projections, the fee will increase to $4,500 per month for the next three months and to $6,000 per month for any months thereafter in which there are outstanding obligations of Wright owed to the Bank. Interest on the revolving loan, mortgage loan and term loan has been reset to the Bank's base rate plus 4%. The Company also reaffirmed its guaranty of all Wright's obligations to the Bank and reaffirmed its subordination of certain obligations owed by Wright to the Company to the obligations owed by Wright to the Bank. There can be no assurance that the Company and Wright will not be in breach of the Loan Agreement in the future, or that the Bank will agree to a further extension or a forbearance in such event.

(b)  Results of Operations

REVENUES
--------

Sales:  Overall revenues increased to $4,729,000 in fiscal 1995 from $4,265,000
-----
in fiscal 1994, an increase of $464,000, or 11%. Revenues relating to the Memry Segment were responsible for 98% of the increase.

Memry Sales. Revenues relating to the Memry Segment increased to $1,013,000 in fiscal 1995 from $558,000 in fiscal 1994, an increase of $456,000. Sales of the MEMRYSAFE(R) and ULTRAVALVE (TM) product lines were $462,000 in fiscal 1995 as compared with $174,000 in fiscal 1994. Sales of SMA, shape memory effect wire and wire shapes, shape memory polymers and FIRECHECK(R) were approximately $186,000 as compared with $130,000 in fiscal 1994. Research and development revenues in fiscal 1995 increased $111,000, or 44%, to $365,000, compared to fiscal 1994 revenues of $254,000. The increase in research and development revenues is the result of a full fiscal year's worth of revenues from two government contracts which were awarded during 1993. The backlog of government-sponsored contracts is $949,000 which includes $551,000 on the three-year NASA contract awarded in March 1995.

Wright Sales. Wright Machine Segment sales remained relatively flat at $3,716,000 in fiscal 1995 versus $3,707,000 in 1994, as a result of continued liquidity constraints which interfered with the ability of Wright to make raw material purchases. The contract backlog decreased to approximately $1,200,000 at June 30, 1995 as compared with $1,927,000 at June 30, 1994.

COST AND EXPENSES
-----------------

Manufacturing Costs.  Manufacturing costs decreased to $3,850,000 in fiscal
-------------------
1995 from $4,003,000 in fiscal 1994, a decrease of $153,000, or 4%. The overall gross profit margin in fiscal 1995 was 12%, as compared to 6% in fiscal 1994.

Memry Manufacturing Costs. Memry Segment's manufacturing costs were $612,000 in fiscal 1995 and $476,000 in fiscal 1994, an increase of $136,000, or 29%, with margins of 6% and (57)%, respectively. The increase in margin is attributable to the increase in sales and a decrease in the re-engineering costs of the MEMRYSAFE(R) products.

Wright Manufacturing Costs. Wright Machine Segment's manufacturing costs for fiscal 1995 were $3,238,000 as compared with $3,527,000 in fiscal 1994. The reduction of $289,000 in costs, or 15%, is primarily due to the impact for a full fiscal year of the one-third reduction of total staff which took place in April 1994. Wright's profit margin improved to 14% in fiscal 1995 versus (3)% in fiscal 1994.

Research and Development Costs. Research and development costs were $297,000 in fiscal 1995 compared to $147,000 in fiscal 1994. This increase of $150,000, or 102%, was due to the increase in the research and development contract revenue and related subcontractor expenses of $71,000.

General, Selling and Administrative Expenses ("GS&A").  Overall GS&A was reduced
-----------------------------------------------------
in fiscal 1995 $221,000, or 9%, to $2,374,000 in fiscal 1995 from $2,595,000 in fiscal 1994. The reduction is due to the absence in fiscal 1995 of non-recurring expenses of a $210,000 officer's bonus and a severance payment in fiscal 1994 of $79,000, offset by $88,000 in litigation settlements.

Depreciation and Amortization Expense.  Depreciation expense was $240,000 in
-------------------------------------
fiscal 1995 as compared with $274,000 in fiscal 1994. The $34,000, or 12%, increase is primarily a result of assets becoming fully depreciated, offset by the purchase of a $60,000 rolling mill in November 1994 and the $49,000 purchase of other assets.

Interest Expense.  Interest expense increased in fiscal 1995 to $360,000 from
----------------
$295,000 in fiscal 1994, an increase of $65,000, or 22%. This increase is primarily due to additional fees charged by Wright's bank for extending the terms of its forbearance agreement.

Net Loss.
--------

Overall.  Net loss for fiscal 1995 was ($2,392,000) as compared to ($3,358,000)
-------
for fiscal 1994, an improvement of $966,000, or 29%. This improvement is the result of the absence of a $300,000 write-off of ULTRAVALVE (TM) inventory, a full year's benefit of reduced staffing at Wright, stringent cost containment and improved margins.

Memry Segment. Memry Segment's net loss for fiscal 1995 was ($1,981,000) as compared with fiscal 1994's net loss of ($2,329,000). The improvement of $348,000, or 15%, is the result of improved margins and stringent costs containment.

Wright Segment. Wright Machine Segment's net loss in fiscal 1995 was ($411,000) as compared to ($1,028,000) in fiscal 1994. Wright's $617,000 improvement, or 60%, is primarily the result of the impact for a full fiscal year of the one-third reduction in staffing which occurred in April of 1994 and the absence of the $300,000 write-off of ULTRAVALVE (TM) inventory made in fiscal 1994.

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 112 "Accounting for Postemployment Benefits," which was required to be implemented by the Company in fiscal 1995. Because the Company generally does not provide such benefits, the adoption of this statement was not material to the Company's fiscal 1995 financial results.

ITEM 7.    FINANCIAL STATEMENTS

  Index to Financial Statements
  -----------------------------

  Independent Auditor's Report--                              F-1

  Report of Independent Auditors--                            F-2

  Financial Statements

  Consolidated Balance Sheet--                                F-3
     As of June 30, 1995

  Consolidated Statement of Operations--                      F-4
     For Years ended June 30, 1995 and 1994

  Consolidated Statement of Stockholders' Deficit--           F-5
     For Years ended June 30, 1995 and 1994

  Consolidated Statement of Cash Flows--                      F-6
     For Years ended June 30, 1995 and 1994

  Notes to Consolidated Financial Statements--                F-7

                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 19, 1995, Ernst & Young LLP ("E&Y") resigned as independent auditors of the Company. A Form 8-K was filed on June 26, 1995 by the Company with the Securities and Exchange Commission (the "Commission") to report this event. On September 20, 1995, the Company engaged McGladrey & Pullen, LLP ("M&P") as its independent auditors, and filed a Form 8-K on September 27, 1995 with the Commission to report this event. Because E&Y resigned, rather than having been dismissed by the Company, neither the Company's Board of Directors nor the Company made a decision to change accounting firms. The Company does not have a separate audit committee of the Board of Directors. In connection with E&Y's audits of the Company's financial statements for each of the two fiscal years ended June 30, 1993 and June 30, 1994, respectively, and through the date of the subsequent interim periods ending June 19, 1995 (the date of E&Y's resignation as the Company's independent auditors), E&Y and the Company have not had any disagreements on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which disagreements, if not resolved to E&Y's satisfaction, would have caused E&Y to make a reference to the subject matter of the disagreements in E&Y's report. E&Y has not performed any procedures with respect to interim periods after fiscal 1994 year end.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors
---------

The following table lists the names and ages of the five members of the Board of Directors, their positions with the Company and the year in which each director was first elected or appointed as a director of the Company.

                                      Positions with        Director
Name                        Age         the Company          Since
--------------------------  ---  -------------------------  --------

James G. Binch               48  President, CEO, Treasurer      1989
                                 & Chairman of the Board
Nicholas J. Grant            80  Director                       1986
John A. Morgan               49  Director                       1989
W. Andrew Krusen, Jr.        47  Director                       1994
Jack Halperin                49  Director                       1994

Certain information regarding the Directors is set forth below. Directors are elected until the next annual meeting of stockholders and until their successors are duly elected and qualified.

JAMES G. BINCH has been President and Chief Executive Officer of the Company since December 11, 1991, Chairman of the Board since September 24, 1993 and Treasurer since July 19, 1994. He was the President and a director of Trinity Capital Corporation, a merchant banking firm, from its inception in June of 1987 to August 1994. He has been the President, Chief Executive Officer and the sole shareholder of Harbour Investment Corporation, the general partner of Harbour Holdings Limited Partnership, an investment management company, since its
inception in June 1992.   He is also a limited partner of Harbour Holdings
Limited Partnership. From 1985 to 1987 he served as President and Chief Operating Officer of Lummus Crest, Inc., the principal engineering subsidiary of Combustion Engineering, Inc., with annual revenues of $300,000,000 and approximately 4,000 employees. From 1980 to 1985, Mr. Binch served as Vice President, Corporate Strategic Planning for

Combustion Engineering, Inc., a manufacturing and engineering firm. Mr. Binch also serves as a director of Perkins Paper, Ltd., a public company based in Montreal, and Gulfstar Energy, Inc., an oil and gas company based in Houston, Texas. Mr. Binch is a graduate engineer from Princeton University. He also holds an M.B.A. from the Wharton School of the University of Pennsylvania.

NICHOLAS J. GRANT was a Director of the Massachusetts Institute of Technology's Center for Materials Science and Engineering from 1968 to 1976, and has been its Abex Professor in Advanced Materials since 1976. Dr. Grant is a Fellow of the American Society for Metals, a Fellow of the American Institute of Mining and Metallurgy, a Fellow of the American Academy of Arts, a Member of the National Academy of Arts and Sciences, and a member of the National Academy of Engineering. He has published over 380 technical and scientific articles, including several books. He is a director of Instron Corp., a producer of instruments and systems for worldwide materials testing; CGM Corp. and Capital Development Funds, both mutual funds; and National Forge Co., a producer of high alloy steel and related components. He is also a director of Engineered Precision Casting Corp., Kimball Physics Corp. and Capital Growth Management.

JACK H. HALPERIN, ESQ., has practiced corporate and securities law in New York for more than 20 years. Since 1987 he has been in private practice, concentrating on international financing transactions. Mr. Halperin holds a B.A. degree (summa cum laude) from Columbia College and a J.D. from New York University School of Law, where he was Note-and-Comment Editor of the Law Review. Mr. Halperin is a director of Alamar Biosciences, Inc., I-Flow Corporation and Xytronyx, Inc.

W. ANDREW KRUSEN, JR., is a graduate of Princeton University with a Bachelor's Degree in Geology. Since 1989 he has been President of General Group Holdings, Inc., a family controlled corporation in real estate development, construction, leasing and manufacturing. In addition, he is Chairman of the Board of Directors and a principal shareholder of Dominion Energy and Minerals Corporation, an oil and gas concern, and a principal shareholder and President of Dominion Financial Group, Inc., which is a merchant banking operation, and the Managing General Partner of Dominion Partners. In addition Mr. Krusen is the President of 169855 Canada Inc. and a General Partner of Krusen-Vogt & Co. He is a director of Jemison, Inc., Raymond James Trust Company, Morrison Petroleums, Florida Education Fund, Gulfstar Energy, Inc. and First National Bank of Tampa.

JOHN A. MORGAN has been a Vice President of Smith Barney, an investment banking firm, since 1992. Prior to that, Mr. Morgan was a Vice President of Kidder Peabody & Co. since 1982.

Executive Officers
------------------

In addition to Mr. Binch, the Company employs two other executive officers:
Wendy A. Gavaghan and Richard L. Martin. Executive officers are elected until the next annual meeting of the Board of Directors and until their respective successors are elected and qualified.

WENDY A. GAVAGHAN, age 41, has been Corporate Controller and Secretary of the Company since September 24, 1993. From 1989 until 1993 Ms. Gavaghan served as Controller of Trinity Capital Corporation, and Ms. Gavaghan has served as Controller of Harbour Investment Corporation since its inception in June 1992. From 1978 to 1985, Ms. Gavaghan served in a number of positions of increasing responsibility with Champion International Corporation in Stamford, Connecticut. From 1983 to 1985 she served as Western Regional Administrative Manager for the Building Products Division in Denver, Colorado. Following the leveraged buyout of the plywood operations of this division in 1985, Ms. Gavaghan moved to Cincinnati, Ohio, where she served as Manager of M.I.S. Application Support for the new U.S. Plywood Corporation until 1988. Ms. Gavaghan holds a B.S. degree in accounting from Sacred Heart University.

RICHARD L. MARTIN, age 57, has been Vice President-Memry Technologies Division of the Company since September 24, 1993. Mr. Martin joined the Company in March 1991 as Director of Engineering. Mr. Martin has nearly 30 years of experience in product engineering with high precision valves and regulators used in the semiconductor industry, self-contained breathing equipment and aerospace systems. Prior to joining the Company, Mr. Martin had served as President of Martin Technology of Hesperia, California and Technical Director, Product Management and Development, of the Martin/Carten Division of Harsco Corporation, which acquired Mr. Martin's company in 1987. He has also worked for Aerojet General Corporation and Pyronetic Devices, all in California. Mr. Martin has a B.Sc.M.E. from U.C.L.A.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Jack H. Halperin, W. Andrew Krusen, Jr. and John A. Morgan were elected Directors of the Company on July 19, 1994. None of Messrs. Halperin, Krusen or Morgan filed a Form 3 with respect to this event. Such Forms 3 should have been filed with the Commission by July 29, 1994. However, each of Messrs Halperin, Krusen and Morgan subsequently timely filed, on August 14, 1995, a Form 5 to report such event. In addition, 10,000 shares were issued to each of Dr. Grant and Messrs. Halperin, Krusen and Morgan as of June 30, 1995 in consideration of the services provided by each such individual as a Director. This issuance should have been reported on a Form 4 for each such person filed with the Commission by July 10, 1995. However, this issuance was subsequently reported on a Form 5 for each such person timely filed on August 14, 1995.

With respect to Dr. Grant, in addition to the above-described failure to file a Form 4, the purchase of 5,000 shares of Common Stock on April 28, 1994 and 15,384 shares of Common Stock on June 22, 1995 should have been reported on Forms 4 filed with the Commission by May 10, 1994 and July 10, 1995, respectively. While a Form 5 was not filed by August 14, 1994 to report the April 28, 1994 transaction, both of these transactions were subsequently reported on the Form 5 for Dr. Grant timely filed, with respect to the June 22, 1995 purchase, with the Commission on August 14, 1995.

With respect to Mr. Krusen, in addition to the above-described failures to file a Form 3 and a Form 4, the purchase of 14,286 shares of Common

Stock by Dominion Partners, an entity of which Mr. Krusen is a general partner, on December 9, 1994 should have been reported on a Form 4 filed with the Commission by January 10, 1995. However, this transaction was subsequently reported on the Form 5 for Mr. Krusen timely filed with the Commission on August 14, 1995.

With respect to Mr. Morgan, in addition to the above-described failure to file a Form 4, (i) the cancellation of options exercisable to purchase 4,000 shares of Common Stock should have been reported on a Form 5 filed with the Commission on August 14, 1994, (ii) the purchase on October 2, 1993 of 17,500 shares of Common Stock should have been reported on a Form 4 filed with the Commission by November 10, 1993, and (iii) the purchase by a trust as to which Mr. Morgan is a trustee should have been reported on a Form 4 filed with the Commission by December 10, 1993. However, all of these transactions were subsequently reported on the Form 5 for Mr. Morgan filed on August 14, 1995.

James G. Binch, Harbour Investment Corporation and Harbour Holdings Limited Partnership each timely filed a Form 5 on August 14, 1995 reporting the following transactions by Harbour Holdings Limited Partnership: conversion on August 8, 1994 of 480 shares of Series F Preferred Stock into 480,000 shares of Common Stock, the conversion on May 22, 1995 of 124 shares of Series A Preferred Stock into 424,426 shares of Common Stock, the conversion on May 22, 1995 of 250 shares of Series B Preferred Stock into 312,500 shares of Common Stock and the issuance on May 22, 1995 of 747,500 shares of Common Stock as payment in full of accrued dividends with respect to the Series A and Series B Preferred Stock.
The conversion of the Series F Preferred Stock should have been reported on a Form 4 filed with the Commission by September 10, 1994, and the other transactions should have been reported on a Form 4 filed with the Commission by June 10, 1995. However, Mr. Binch failed to file a Form 5 by August 14, 1994 with respect to the issuance to him on September 23, 1993, subject to subsequent stockholder approval which was obtained on July 19, 1994, of options exercisable to purchase 240,000 shares of Common Stock at an exercise price of $4.40 per share. Mr. Binch is the President, Chief Executive Officer and sole shareholder of Harbour Investment Corporation, the general partner of Harbour Holdings Limited Partnership.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth for the fiscal years ended June 30, 1995, 1994 and 1993, certain information regarding the total remuneration paid to the company's chief executive officer and its next most highly compensated executive officer. No other executive officer or significant other employee of the Company received total annual salary and bonus in excess of $100,000 during fiscal 1995.


                           Summary Compensation Table
                           --------------------------

                                         Annual Compensation           Long Term Compensation Awards
                                 -----------------------------------  -------------------------------
(a)                                 (b)         (c)                                 (g)
                                                                            Shares of Common
Name & Principal                  Fiscal                                     Stock Underlying
   Position                        Year      Salary $     Bonus ($)          Options/SARs(#)
----------------                 ---------  ----------  ------------  -------------------------------
James G. Binch, President,           1995    $150,000(1) $    -0-              240,000/0  (2)
  Chief Executive Officer            1994    $150,000(1) $210,000(3)             - 0 -
  & Director                         1993    $ 95,000(1) $    -0-                - 0 -

Edward J. Murphy, V.P.               1995    $120,000    $    7,500             10,000/1,000 (4)
 of the Company and President        1994    $ 25,000    $    -0-                - 0 -
 Wright                              1993    $  - 0 -    $    -0-                - 0 -

--------------
 (1) Does not include any amounts which may be deemed to be paid to Mr. Binch by Harbour Investment Corporation for serving as President of the Company. See discussion following.

 (2) These options are exercisable in five equal annual installments, commencing on September 24, 1994.

 (3) Mr. Binch's bonus consisted of $50,000 in cash and 80,000 shares of the Company's Common Stock valued at $2.00 a share.

 (4) These options vest in two equal annual installments beginning on January 1, 1995.

                     Option/SAR Grants in Last Fiscal Year

                               Individual Grants
                               -----------------

(a)                        (b)                (c)               (d)             (e)
                    Number of Shares    % of Total
                    of Common Stock     Options/SARs
                    Underlying          Granted to
                    Options/SARs        Employees in      Exercise or Base  Expiration
Name                Granted (#)         Fiscal Year(1)    Price($/Share)    Date
------------------  ------------        ---------------  -----------------  -----------
James G. Binch        240,000/0    (2)          55/0%               $4.40    9/24/2003

Edward J. Murphy      10,000/1,000 (3)      2.3/11.3%               $2.34    7/19/2004

---------------------------
(1) Assumes full vesting of options.

(2) These options are exercisable in five equal annual installments, commencing on September 24, 1994.

(3) These options vest in two equal annual installments beginning on January 1, 1995.


                    Aggregated Option/SAR Exercises in Last
                    Fiscal Year and FY-End Option/SAR Values
                    ----------------------------------------

     (a)                          (d)                          (e)

                            Number of Shares
                            of Common Stock
                            Underlying                    Value of Unexercised
                            Unexercised Options/          In-the-Money Options/
                            SARs at FY-end (#)            SARs at FY-End (#)
Name                        Exercisable/Unexercisable     Exercisable/Unexercisable
-----------------           ---------------------------   -------------------------
James G. Binch              240,000 Options Exercisable   N/A

Edward J. Murphy            5,000 Options Exercisable     N/A
                            5,000 Options Unexercisable
                            1,000 SARs Exercisable

                             ----------------------


Effective September 24, 1993, the Company and James G. Binch entered into a 2-year employment agreement, which automatically renews for successive 1-year periods unless or until Mr. Binch or the Company gives notice of its intention not to renew. Pursuant to said renewal provision, this agreement automatically renewed for a one-year period effective September 24, 1995. The agreement entitles Mr. Binch to (i) $20,000 as compensation for services rendered from

October 1, 1992, to December 31, 1992, (ii) an annual salary of $150,000 from January 1, 1993, (iii) a bonus of $50,000 and 80,000 shares of the Company's Common Stock as inducement to enter into the contract, and (iv) an option to purchase up to 240,000 shares of the Company's Common Stock at an exercise price of $4.40 per share under and pursuant to the Memry Corporation Stock Option Plan, subject to the approval of such Plan by the Company's stockholders (which approval was obtained in the first quarter of fiscal 1995). The option is exercisable in five equal installments, commencing on September 24, 1993, and will expire on September 24, 2003. The Agreement also provides that if Mr. Binch's employment is terminated due to either the failure by the Company to observe or comply with any of the provisions of such agreement (if such failure has not been cured within 10 days after written notice of same to the Company), or, at the election of Mr. Binch, upon a change in control of the Company (and within 6 months of such change in control), Mr. Binch will be entitled to a lump-sum payment equal to two times his annual salary at the rate in effect immediately prior to the date of termination.

Mr. Binch is President, the sole director and the sole stockholder of Harbour Investment Corporation, a Delaware corporation ("HIC"). HIC is managing general partner of Harbour Holdings Limited Partnership, a Connecticut limited partnership ("Harbour") and a significant shareholder of the Company. (See Item 11, "Security Ownership of Certain Beneficial Owners and Management"). Pursuant to Harbour's amended and restated Agreement of Limited Partnership, Harbour retained HIC to act as its managing general partner, and to perform investment manager, custodial and administrative services, in consideration of custodial fees of (i) $465,000 for the period commencing on February 24, 1993, and continuing through December 31, 1993, and (ii) $350,000 for each of calendar years 1994 and 1995. One of a number of services performed by HIC for Harbour is providing the services of Mr. Binch in the capacity of the Company's President. Because (i) there is no allocation of the annual fee paid by Harbour to HIC as between providing the services of Mr. Binch as the Company's President and other services, (ii) HIC does not pay Mr. Binch a salary, and (iii) HIC incurs numerous expenses in fulfilling its duties to Harbour that must be paid before it pays either salary or dividends to Mr. Binch, it is impossible to quantify the amount, if any, that Harbour or HIC could be deemed to be paying Mr. Binch for serving as President of the Company. Therefore, Mr. Binch's compensation as set forth in the foregoing compensation table does not include any such amounts.

Edward J. Murphy's employment with the Company and Wright terminated on September 22, 1995. Prior to such time, commencing on April 13, 1994, Mr. Murphy had been Vice President of the Company and President of Wright. The Company plans to issue to Mr. Murphy 13,000 shares of Common Stock, at an issuance price of $1.00 per share, pursuant to an agreement reached between the Company and Mr. Murphy with respect to the termination of his employment.

Compensation of Directors
-------------------------

Effective November 14, 1994, directors are entitled to receive compensation comprised of $500 per Board or committee meeting attended in person and 10,000 shares of Common Stock per annum, such fee to be paid in arrears on the last day of each fiscal year of the Company for such completed fiscal year. The Board has agreed to waive the cash portion of this compensation until the Company is in a strengthened cash-flow position and better able to pay this fee. Directors are reimbursed for expenses reasonably incurred in connection with the performance of their duties.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth, as of October 12, 1995 and giving effect to the one-for-ten reverse stock split effected on August 8, 1994, information regarding beneficial ownership of the Company's Common Stock and Series G Preferred Stock by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, or Series G Preferred Stock (based on information furnished to the Company on behalf of such persons or otherwise known to the Company), (ii) each of the directors of the Company,
(iii) each of the executive officers named in the Annual Compensation table set forth under "executive Compensation" below, and (iii) all directors and executive officers as a group.

                                  COMMON STOCK

                                                            Percentage of
Name and Address            Amount and Nature of             Common Stock
of Beneficial Owner         Beneficial Ownership           Outstanding  (1)
-------------------         --------------------           ----------------
Harbour Holdings                  2,328,401      (2)(3)        27.5%
Limited Partnership
1281 Main Street
Stamford, Connecticut
06902

Harbour Investment                2,328,401      (2)(3)        27.5%
Corporation
1281 Main Street
Stamford, Connecticut
06902

National Trust Company            3,798,328      (4)           32.4%
Trustee for
Chrysler Canada Ltd.
Pension Fund
21 King Street East
Toronto, Ontario,
Canada

Group Des Assurances                994,307      (5)           12.0%
Nationales ("GAN")
2 Rue Pillet-Will
75009 Paris, France

Connecticut                         508,805      (6)            5.9%
Innovations,
Incorporated
40 Cold Spring Road
Rocky Hill, CT 06067

David A. Gardner                    500,000                     6.2%
Gardner Capital
Corporation
445 Park Avenue
New York, New York
10022

James G. Binch                    2,648,401      (2)(3)        30.4%
362 Canoe Hill Road                                 (7)
New Canaan, Connecticut
06840

                                                            Percentage of
Name and Address            Amount and Nature of             Common Stock
of Beneficial Owner         Beneficial Ownership           Outstanding  (1)
-------------------         --------------------           ----------------
Nicholas J. Grant                    31,684                    3.9
Materials Sciences and
  Engineering
Department
Massachusetts Institute
of Technology
Cambridge,
Massachusetts  02139

Jack H. Halperin, Esq.               12,500                    *
361 Silver Court
Woodmere, New York
11598

W. Andrew Krusen, Jr.                85,152        (8)         1.1%
Dominion Financial
Group Incorporated
2909 Bay-to-Bay Blvd.,
Suite 600
Tampa, Florida  33629

John A. Morgan                       41,184        (9)         *
121 Elderwood Avenue
Pelham, New York  10803

All directors and                 2,885,921       (10)         33.0%
executive officers as
a group (8 persons)


                            SERIES G PREFERRED STOCK


                                                            Percentage of
Name and Address            Amount and Nature of             Common Stock
of Beneficial Owner         Beneficial Ownership           Outstanding  (1)
-------------------         --------------------           ----------------
FirstInvest Holding              423 (11)                         100%
Ltd. Inc.
Ch. des Primeveres 45
1701 Fribourg, Switzerland


___________________________________
*  Less than one percent.

(1) In each case where shares subject to options or conversion rights are included as beneficially owned by an individual or group, the percentage of all shares owned by such individual or group is calculated as if all such options or conversion rights had been exercised prior to such calculation.

(2) Mr. Binch is the President, Chief executive Officer and sole shareholder of Harbour Investment Corporation, the sole general partner of Harbour Holdings Limited Partnership. He is also individually a limited partner of Harbour Holdings Limited Partnership, with a limited partnership interest of less than one percent.

(3) Includes 363,636 shares of Common Stock for which the warrants owned by Harbour Holdings Limited Partnership may be exercised at an exercise price of $7.40 per share.

(4) Includes 3,610,828 shares of Common Stock for which the warrants owned by National Trust Company, Trustee for Chrysler Canada Ltd. Pension Fund may be exercised at a per share price equal to the lesser of (x) $1.40 or (y) 75% of the fair market value (determined by appraisal) of such a share at the time of exercise, subject to adjustment upon the occurrence of certain events, which warrants expire on December 31, 1995. The warrants issued to National enjoy "most favored nation status," meaning that if a more favorable price and/or terms are offered by the Company to third parties, such more favorable terms will automatically attach to the warrants held by National. The warrants also have dilution protection throughout their term, meaning that the stock and warrants held by National will, throughout the term of the warrants, represent approximately the same percentage of ownership as they did as of October 29, 1992.

(5) Includes 101,250 shares of Common Stock for which warrants beneficially owned by GAN may be exercised at $5.00 per share, which warrants expire on December 15, 1997, as well as 116,667 shares of Common Stock for which warrants beneficially owned by GAN may be exercised at $2.00 per share at any time from and after October 1, 1995 to and including December 15, 1999.

(6) Includes 508,805 shares of Common Stock into which a Convertible Subordinated Debenture issued by the Company to CII is currently permitted to be converted. This table does not include any other CII Security, as CII does not have the right to exercise such securities within 60 days of the date hereof. See Note 14 to the Company's financial statements. However, assuming that at such time as CII has the right to fully exercise and/or convert the CII Securities, (i) the conversion price with respect to the Debenture is $0.80, (ii) the exercise price with respect to the Class I Warrants is $0.93, (iii) the exercise price with respect to the Class II Warrants is $1.19, (iv) an exercise price with respect to the Class III Warrants is $0.65, and (v) the number of shares of Common Stock outstanding is the same as the number outstanding on October 11, 1995, at such time CII would beneficially own 2,935,764 shares of Common Stock, or 26.6% of the Common Stock outstanding.

(7) Includes options to purchase 240,000 shares of the Company's Common Stock at $4.40 per share.

(8) Includes 47,152 shares of Common Stock owned by Dominion Partners, 20,000 shares of Common Stock owned by 169855 Canada Inc., and 8,000 shares of Common Stock owned by Krusen-Vogt & Co. Mr. Krusen is the President and a principal shareholder of Dominion Financial Group, Inc. which is the managing General Partner of Dominion Partners, President of 169855 Canada Inc., a General Partner of Krusen-Vogt & Co.

(9) 1,307 of such shares of Common Stock are owned jointly by Mr. Morgan and his wife, Deborah Morgan. Another 120 of such shares of Common Stock are owned solely by Mrs. Morgan, and Mr. Morgan disclaims beneficial ownership of such 120 shares. Another 10,000 of such shares are owned by a trust for Annette Morgan for which Mr. Morgan is the trustee.

(10)  See preceding footnotes.

(11) FirstInvest Holding Ltd. Inc. ("FirstInvest") is not currently permitted to convert any shares of Series G Preferred Stock into shares of Common Stock. However, pursuant to the terms of Securities Purchase Agreements executed between the Company and FirstInvest, the Company is obligated to (i) convene a meeting of the Company's stockholders as soon as possible, but in any event prior to the end of 1995, for the purpose of amending the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 25,000,000, and (ii) at such meeting, cause such proposed amendment (the "Capitalization Amendment") to be adopted. From and after the date of the filing of the Capitalization Amendment with the Delaware Secretary of State, FirstInvest will be permitted to convert each of its shares of G Preferred into 10,000 shares of Common Stock (which conversion ratio is subject to adjustment.)

ITEM 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

The original holder of the Company's Series A Preferred Stock and Series B Preferred Stock (collectively the "Preferred Stock"), Harbour Holdings Limited Partnership ("Harbour"), which as of October 11, 1995 was the beneficial owner of more than five percent of the Common Stock, agreed to permit the Company to defer dividends due on the Preferred Stock it held beginning with the first quarter of fiscal 1992, except to the extent that the Company has positive cash flow. The Company was to accrue any such deferred dividends until such time as they are paid. Harbour waived all dividends accruing after June 30, 1993 on the Preferred Stock. By letter agreement dated May 22, 1995, Harbour agreed to accept the issuance of 747,500 shares of Common Stock, valued at $0.80 per share, as payment in full of accrued dividends in the amount of $598,000. By same letter agreement, Harbour agreed to convert, and simultaneously did convert, 124 shares of Series A Preferred Stock of the Company and 250 shares of Series B Preferred Stock of the Company into 424,426 shares, of Common Stock and 312,500 shares of Common Stock, respectively.

In April 1994 the Company and Harbour entered into a Securities Exchange Agreement providing for the exchange by Harbour of 480,000 shares of Common Stock of the Company owned by Harbour for 480 shares of the Company's Series F Preferred Stock, which exchange was effected simultaneously with the execution of such Securities Exchange Agreement. This exchange was necessary in order to allow the Company to cancel the Common Stock so exchanged in order to be able to provide a sufficient number of authorized but unissued shares of Common Stock to complete certain private placements of the Company's Common Stock. Upon consummation of the Reverse Split on August 8, 1994, the Series F Preferred Stock was converted back into 480,000 shares of Common Stock. Mr. Binch is the President, Chief Executive Officer and sole shareholder of Harbour Investment Corporation, the sole general partner of Harbour. He is also individually a limited partner of Harbour, with a limited partnership interest of less than one percent.

Pursuant to a Convertible Subordinated Debenture Purchase Agreement, dated as of December 22, 1994 and amended as of October 12, 1995, the Company issued to CII the following securities: (i) a Convertible Subordinated Debenture dated December 22, 1994 from the Company to CII in the principal amount of $763,208 (the "Debenture"), (ii) a warrant dated December 22, 1994 to purchase 508,805 shares of Common Stock at an initial price of $2.15 per share (the "Class I Warrants"), (iii) a warrant dated December 22, 1994 to purchase 305,283 shares of Common Stock at an initial price of $2.75 per share (the "Class II Warrants"), and (iv) a warrant dated December 22, 1994 to purchase 100,000 shares of Common Stock at an exercise price of $1.00, such warrant being an amendment and restatement of a warrant previously held by CII to purchase 10,000 shares of Common Stock at an exercise price of $10.00 per share (the "Class III Warrants," and collectively with the Debenture, the Class I Warrants and the Class II Warrants, the "CII Securities"). See Note 14 to the Company's Financial Statements. As of October 12, 1995, CII beneficially owned more than five percent of the Common Stock.

On December 23, 1994, the Company sold to Banque pour L'Industrie Francaise (ref. GAN) ("GAN") 116,667 shares of Common Stock at a per share purchase price of $1.50, for an aggregate purchase price of $175,000. GAN was also issued a warrant to purchase 116,667 additional shares of Common Stock at an exercise price of $2.00 per share, but this warrant may not be exercised until October 1, 1995. Furthermore, on June 5, 1995, the Company sold to GAN 307,690 shares of Common Stock at a per share purchase price of $0.65, for an aggregate purchase price of $199,998.50. As of October 12, 1995, GAN beneficially owned more than five percent of the Common Stock.

On June 25, 1995 and July 17, 1995, FirstInvest Holding Ltd. Inc. ("FirstInvest") purchased 193 shares and 230 shares, respectively, of Series G Preferred Stock of the Company at a per share price of $6,500, for an aggregate purchase price of $2,749,500. At the time of this transaction, FirstInvest was not a holder of any securities of the Company, and such transaction was negotiated on an arm's length basis. FirstInvest is not currently permitted to convert any shares of Series G Preferred Stock into shares of Common Stock. However, pursuant to the terms of Securities Purchase Agreements executed between the Company and FirstInvest, the Company is obligated to (i) convene a meeting of the Company's stockholders as soon as possible, but in any event prior to the end of 1995, for the purpose of amending the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 25,000,000, and (ii) at such meeting, cause such proposed amendment (the "Capitalization Amendment") to be adopted. From and after the date of the filing of the Capitalization Amendment with the Delaware Secretary of State, FirstInvest will be permitted to convert each of its shares of G Preferred into 10,000 shares of Common Stock (which conversion ratio is subject to adjustment). As of October 12, 1995, FirstInvest beneficially owned more than five percent of the Series G Preferred Stock.

                        INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Memry Corporation and Subsidiary
Brookfield, Connecticut

We have audited the accompanying consolidated balance sheet of Memry Corporation and subsidiary as of June 30, 1995, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to
obtain  reasonable  assurance  about   whether  the  consolidated  financial
statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Memry Corporation and subsidiary as of June 30, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Memry Corporation will continue as a going concern. As more fully described in Notes 1 and 10, the Company has incurred net losses and negative cash flow from operations and has working capital and stockholders' deficits.
In addition, the Company's subsidiary, Wright Machine Corporation, was in default on its loan agreements and was subject to a forbearance agreement with its bank as of June 30, 1995. There are also pending claims against the Company as more fully described in Note 12, the ultimate outcome of which cannot be determined at this time and, accordingly, no provision for any liability that may result has been made in the accompanying consolidated financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.



                                          McGLADREY & PULLEN, LLP




New Haven, Connecticut
October 6, 1995, except for Note 14 as to which the date is October 12, 1995

                       REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Memry Corporation and Subsidiaries


We have audited the consolidated statement of operations, stockholders' deficit and cash flows of Memry Corporation and subsidiaries for the year ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Memry Corporation and subsidiaries for the year ended June 30, 1994 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Memry Corporation will continue as a going concern. As more fully described in Notes 1 and 10, the Company has incurred net losses and negative cash flow from operations and has working capital and stockholders' deficits. In addition, the Company's subsidiary, Wright Machine Corporation, has defaulted on its loan agreements and is subject to a forbearance agreement with its bank. There are also pending claims against the Company as more fully described in Note 12, the ultimate outcome of which cannot be determined at this time and, accordingly, no provision for any liability that may result has been made in the accompanying financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note
1. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


                                    Ernst & Young, LLP





Boston, Massachusetts
September 2, 1994, except for
  Notes 1, 6, 7 and 10, as to which
  the date is November 3, 1994

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
JUNE 30, 1995
--------------------------------------------------------------------------------

ASSETS (Note 10)
Current Assets
 Cash and cash equivalents                                                       $  1,145,000
 Accounts receivable, less allowance of $53,000                                       691,000
 Inventories, net (Note 3)                                                            849,000
 Prepaid expenses and other                                                            24,000
                                                                                 ------------
       TOTAL CURRENT ASSETS                                                         2,709,000
                                                                                 ------------
Property, Plant and Equipment, net (Notes 4 and 10)                                 1,233,000
                                                                                 ------------
Other Assets
 Patents, at cost, net of accumulated amortization of $57,000                           5,000
 Deposits                                                                              32,000
                                                                                 ------------
                                                                                       37,000
                                                                                 ------------
                                                                                 $  3,979,000
                                                                                 ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable and accrued expenses (Note 5)                                  $  2,189,000
 Notes payable (Note 10)                                                            1,163,000
 Mortgage loan payable (Note 10)                                                      910,000
 Revolving loan (Note 10)                                                             570,000
 Term note payable (Note 10)                                                          167,000
 Current portion of capital lease obligations (Note 11)                                 4,000
                                                                                 ------------
       TOTAL CURRENT LIABILITIES                                                    5,003,000
                                                                                 ------------
Capital Lease Obligations, less current portion                                         7,000
                                                                                 ------------
Commitments and Contingencies (Notes 11 and 12)

Stockholders' Deficit (Note 6)
 Preferred stock, $100 par value, authorized 100,000 shares of
   Series G, issued and outstanding shares - 193                                       19,000
 Common stock, $.01 par value; authorized shares - 10,000,000; issued
   and outstanding shares - 8,009,997                                                  80,000
 Additional paid-in capital                                                        29,874,000
 Accumulated deficit                                                              (31,004,000)
                                                                                 ------------
       TOTAL STOCKHOLDERS' DEFICIT                                                 (1,031,000)
                                                                                 ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $  3,979,000
                                                                                 ============

See Notes to Consolidated Financial Statements.

                                                                            -F3-

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1995 AND 1994
--------------------------------------------------------------------------------

                                                            1995          1994
                                                        ----------    -----------
Product sales                                           $ 4,729,000   $ 4,265,000

Cost of Sales
 Manufacturing                                            3,850,000     4,003,000
 Research and development                                   297,000       147,000
                                                        -----------   -----------
       GROSS PROFIT                                         582,000       115,000
                                                        -----------   -----------
Operating Expenses
 General, selling and administrative                      2,374,000     2,604,000
 Depreciation and amortization                              240,000       274,000
 Writedown of inventory                                           -       300,000
                                                        -----------   -----------
                                                          2,614,000     3,178,000
                                                        -----------   -----------
       OPERATING LOSS                                    (2,032,000)   (3,063,000)

Interest Expense (Note 10)                                  360,000       295,000
                                                        -----------   -----------
       NET LOSS                                         $(2,392,000)  $(3,358,000)
                                                        ===========   ===========
Weighted average number of common shares outstanding      5,353,222     4,228,718
                                                        -----------   -----------
Net loss per common share                                    $(0.45)       $(0.79)
                                                        ===========   ===========

See Notes to Consolidated Financial Statements.

                                                                            -F4-

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED JUNE 30, 1995 AND 1994
--------------------------------------------------------------------------------

                                   Preferred Stock                Common Stock
                              ---------------------------  -----------------------------
                              Shares             Par          Shares            Par       Additional Paid-in      Accumulated
                              Issued            Value         Issued           Value            Capital              Deficit
                             ---------         ----------  -----------     -------------  ------------------   ----------------
Balance as of June 30, 1993     374             $ 37,000     2,823,812        $28,000          $22,913,000        $(25,254,000)

 Issuance of common stock         -                    -     2,316,833         23,000            3,999,000                   -
 Conversion of common stock       -                    -      (480,000)        (5,000)             (43,000)                  -
 Series F preferred stock
  issued                        480               48,000             -              -                    -                   -
 Net loss                         -                    -             -              -                    -          (3,358,000)
                             ------            ---------   -----------     ----------          -----------        ------------
Balance as of June 30, 1994     854               85,000     4,660,645         46,000           26,869,000         (28,612,000)

 Issuance of common stock         -                    -     1,384,926         15,000            1,106,000                   -
 Series A preferred stock
  converted                    (124)             (12,000)      424,426          4,000                8,000                   -
 Series B preferred stock
  converted                    (250)             (25,000)      312,500          3,000               22,000                   -
 Series F preferred stock
  converted                    (480)             (48,000)      480,000          5,000               43,000                   -
 Conversion of Dividend on
  Series A & B                    -                    -       747,500          7,000              591,000                   -
 Series G preferred stock
  issued                        193               19,000             -              -            1,235,000                   -
 Net loss                         -                    -             -              -                    -          (2,392,000)
                             ------            ---------   -----------     ----------          -----------        ------------
BALANCE AS OF JUNE 30, 1995     193             $ 19,000     8,009,997        $80,000          $29,874,000        $(31,004,000)
                             ======            =========   ===========     ==========          ===========        ------------

See Notes to Consolidated Financial Statements.

                                                                            -F5-

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED ENDED JUNE 30, 1995 AND 1994
--------------------------------------------------------------------------------

                                                                                   1995          1994
                                                                               -----------   -----------
Net loss                                                                       $(2,392,000)  $(3,358,000)

Cash Flows From Operating Activities
 Adjustments to reconcile net loss to net cash used in operating activities
   Noncash compensation                                                                  -       160,000
   Write-off of inventory (Ultravalve)                                                   -       300,000
   Depreciation and amortization                                                   240,000       274,000
   Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                      (9,000)       47,000
    Decrease in inventories                                                        132,000       218,000
    Increase (decrease) in prepaid expenses and other                               12,000       (16,000)
    Increase in accounts payable and accrued expenses                              142,000        76,000
    Other                                                                            6,000        49,000
                                                                               -----------   -----------
       NET CASH USED IN OPERATING ACTIVITIES                                    (1,869,000)   (2,250,000)
                                                                               -----------   -----------
Cash Flows From Investing Activities
 Purchases of property, plant and equipment                                       (109,000)     (189,000)
                                                                               -----------   -----------
Cash Flows From Financing Activities
 Proceeds from sale of common stock                                              2,492,000     4,096,000
 Common stock issuance costs                                                      (119,000)     (234,000)
 Payments on capitalized lease obligations                                          (7,000)      (28,000)
 Payments on deferred lease                                                         (9,000)            -
 Net payments on revolving credit line                                            (149,000)      (64,000)
 Proceeds from short-term borrowings                                               856,000       130,000
 Principal payments on long-term debt                                             (142,000)   (1,283,000)
                                                                               -----------   -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                 2,922,000     2,617,000
                                                                               -----------   -----------
       INCREASE IN CASH AND CASH EQUIVALENTS                                       944,000       178,000

Cash and cash equivalents, beginning of year                                       201,000        23,000
                                                                               -----------   -----------
Cash and cash equivalents, end of year                                         $ 1,145,000   $   201,000
                                                                               ===========   ===========
Supplemental Disclosure of Cash Flow Information
 Cash payments for interest                                                    $   283,000   $   305,000
                                                                               ===========   ===========

See Notes to Consolidated Financial Statements.

                                                                            -F6-

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995 and 1994
--------------------------------------------------------------------------------

Note 1. Going Concern

The Company's consolidated financial statements have been presented on a going
concern  basis  which  contemplates  the   realization  of  assets  and  the
satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $2,392,000 and $3,358,000, and negative cash flows from operations of $1,869,000 and $2,250,000, for the years ended June 30, 1995 and 1994, respectively. As a result, the Company has a stockholders' deficit of $1,031,000 and its current liabilities exceed its current assets by $2,294,000 as of June 30, 1995. In addition, the Company's subsidiary, Wright Machine Corporation ("Wright"), as of June 30, 1995, had defaulted on its loan agreements which total $1,078,000 and was subject to a forbearance agreement with its bank (see Notes 10 and 14). These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In fiscal year 1996, the Company anticipates that it will continue to incur losses from operations until the fourth quarter, at which time the Company expects to be cash flow positive. The Company plans to continue to maintain stringent control on expenses while increasing its revenues and improving gross profit margins. The Company believes the capital raised of $2,492,000, through private placement agreements during fiscal 1995 (most of which occurred during the fourth quarter), and $1,561,000 in the first quarter of
fiscal  1996  is  sufficient  to   satisfy  the  Company's  working  capital
requirements for fiscal 1996. In addition, the Company renegotiated Wright's debt with its bank through July 1, 1996 (see Note 14). However, it is the Company's intent to seek refinancing with more favorable terms during fiscal 1996, although there can be no assurances that the Company will be successful. On October 12, 1995, the Company amended its Convertible Subordinated Debenture Purchase Agreement with Connecticut Innovations, Incorporated (see
Note 14).

Note 2. Summary of Significant Accounting Policies

Nature of Business
------------------

Memry Corporation, a Delaware corporation incorporated in 1981, is engaged in the businesses of developing, manufacturing and marketing products and components utilizing the properties exhibited by shape memory alloys, and manufacturing and marketing metal parts and components machined on screw machines and smaller metal working machines.

Principles of Consolidation
---------------------------

The financial statements include the accounts of Memry Corporation and Wright, its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995 and 1994
--------------------------------------------------------------------------------

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents.

The Company places its cash and cash equivalents with high quality financial institutions. At June 30, 1995, the total amount by which cash on deposit in these institutions exceeds the federally insured limit is approximately $1,000,000.

Cash and Cash Equivalents
-------------------------

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Inventories
-----------

Inventories consist principally of screw machine, taper pin, plumbing products and shape memory alloys. Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market.

Prepaid Expenses and Other
--------------------------

Included in prepaid expenses and other as of June 30, 1995, is a note receivable from a former director in the amount of $9,000.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to thirty years. Leasehold improvements are amortized over the life of the lease, or the improvements' estimated useful life, if shorter.

Patent Costs
------------

Patent costs are amortized using the straight-line method over periods ranging from thirteen to sixteen years.

Product Sales
-------------

Revenues from product sales are recognized when the related products are shipped.

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995 and 1994
--------------------------------------------------------------------------------

Research and Development Costs
------------------------------

Research and development costs are expensed as incurred. The revenues received (principally from the U.S. Government) in connection with these projects, which approximate the costs incurred, are recognized as services are rendered. Some of the Company's research and development projects are customer sponsored and typically provide the Company with the production rights or pay a royalty to the Company if a commercially viable product results.

Income Taxes
------------

The Company files a consolidated federal income tax return and its individual subsidiary files its own state tax return. Taxes are calculated on a separate company basis.

Net Loss Per Common Share
-------------------------

The net loss per common share is based on the net loss from operations plus Preferred Stock dividends and the weighted average number of shares of Common Stock outstanding during each year. Common stock equivalents have been excluded from the computation of the net loss per common share because inclusion of such equivalents is antidilutive.

Reclassifications
-----------------

Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

Note 3. Inventories

Inventories as of June 30, 1995 are summarized as follows:

                Raw materials and supplies      $ 109,000.00
                Work-in-process                   217,000.00
                Finished goods                    523,000.00
                                                ------------
                                                $ 849,000.00
                                                ============

During the year ended June 30, 1994, as a result of historically slow sales, the Company wrote down ULTRAVALVE(TM) inventory by $300,000 to a net carrying value of $280,000, which represented an estimated two years supply of inventory. No additional write down was necessary as of June 30, 1995.

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995 and 1994
--------------------------------------------------------------------------------

Note 4. Property, Plant and Equipment

Property, plant and equipment as of June 30, 1995 is summarized as follows:


                Land                           $  166,000.00
                Buildings and improvements        942,000.00
                Tooling and equipment           2,013,000.00
                Leasehold improvements             98,000.00
                                               -------------
                                                3,219,000.00
                Less accumulated depreciation   1,986,000.00
                                               -------------
                                               $1,233,000.00
                                               =============


Note 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 1995 include $50,000 of compensation payable to an officer and $62,000 in interest payable to related parties.

Note 6. Stockholders' Deficit

On July 19, 1994, the stockholders approved a decrease in the authorized shares of Common Stock from 50,000,000 to 10,000,000 and approved a one-for-ten reverse split of Common Stock effective August 8, 1994, which reduced the number of shares outstanding from approximately 45,356,446 to 4,535,645. The stated par value was not changed from $.01. Due to the reverse stock split, a total of $420,000 was reclassified from the Company's Common Stock account to the Company's additional paid-in capital account. All share amounts and per share prices have been restated to retroactively reflect the reverse stock split.

Series A Preferred Stockholders were entitled to receive dividends in preference to any declaration or payment of any dividend on Common Stock or other equity securities of the Company. Dividend provisions of the Series B Preferred Stock were equivalent to those of the Series A Preferred Stock except dividends declared must be paid first to the holders of the Series A Preferred Stock. On September 30, 1993, the holder of the Series A and Series B Preferred Stock (Harbour Holdings) agreed to waive all dividends accruing on its Preferred Stock after June 30, 1993. During the year ended June 30, 1995, all outstanding shares of Series A and B Preferred Stock were converted into Common Stock of the Company. Additionally, the amount of the Series A and B Preferred Stock dividends deferred but accrued of $598,000 was converted into Common Stock of the Company. Mr. Binch, the President and CEO of the Company, is also the President, Chief Executive Officer and sole stockholder of Harbour Investment Corporation, the sole general partner of Harbour Holdings. He is also a limited partner in Harbour Holdings Limited Partnership. No shares of Series A and B Preferred Stock are currently outstanding.

On March 29, 1994, the Company entered into a Securities Exchange Agreement with Harbour Holdings Limited Partnership ("Harbour"), whereby Harbour received 480 shares of Series F Preferred Stock in exchange for 480,000 shares of the Company's Common Stock. The holders of the Series F Preferred

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995 and 1994
--------------------------------------------------------------------------------

Stock would be paid dividends only if the Company should declare dividends on the Common Stock. The amount of the dividends would be based on the number of shares exchanged. This transaction was necessary in order to allow the Company to cancel the Common Stock so exchanged in order to be able to provide a sufficient number of authorized but unissued shares of Common Stock to complete certain private placements of the Common Stock. Upon consummation of the one-for-ten reverse stock split on August 8, 1994, the Series F Preferred Stock was converted into 480,000 shares of Common Stock. Since after such conversion no shares of Series F Preferred Stock were outstanding, on November 9, 1994, the Company filed with the Delaware Secretary of State a certificate eliminating reference to the Series F Preferred Stock from the Company's Certificate of Incorporation.

On June 26, 1995 and July 17, 1995, FirstInvest Holding Ltd. Inc. ("FirstInvest") purchased 193 shares and 230 shares, respectively, of Series G Preferred Stock of the Company at a per share price of $6,500, for an aggregate purchase price of $2,749,500. FirstInvest is not currently permitted to convert any shares of Series G Preferred Stock into shares of Common Stock. However, pursuant to the terms of Securities Purchase Agreements executed between the Company and FirstInvest, the Company is obligated to (i) convene a meeting of the Company's stockholders as soon as possible, but in any event prior to the end of 1995, for the purpose of amending the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 25,000,000, and (ii) at such meeting, cause such proposed amendment (the "Capitalization Amendment") to be adopted. From and after the date of the filing of the Capitalization Amendment with the Delaware Secretary of State, FirstInvest will be permitted to convert each of its shares of Series G Preferred Stock into 10,000 shares of Common Stock (which conversion ratio is subject to adjustment). As of October 12, 1995, FirstInvest beneficially owned more than five percent of the Series G Preferred Stock.

At a Board of Directors meeting held on September 24, 1993, 80,000 shares of Common Stock were granted to an officer as inducement for signing an employment contract. These shares were issued in the second quarter of fiscal 1994 at a price of $2.00 per share and an expense of $160,000 was recognized by the Company.

During the year ended June 30, 1995, 40,000 shares of the Company's Common Stock were issued to its Directors as renumeration for services provided and an expense of $26,000 was recognized by the Company.

On January 31, 1991, the Company obtained a $1.5 million loan from National Trust Company, trustee for Chrysler Canada ltd. Pension Fund ("National"), due on October 31, 1991. National subsequently modified the terms of the loan which resulted in the conversion of $700,000 of the loan into 87,500 shares of Common Stock in fiscal years 1991 and 1992, repayment of the remaining principal balance of $800,000 on November 2, 1993 (although $162,000 of interest remains accrued and unpaid), and issuance of warrants to purchase, at such time, 115,000 shares of the Company's Common Stock at a per share price equal to the lesser of
(x) $1.40 or (y) 75% of the fair market value (determined by appraisal) of such a share at the time of exercise, subject to adjustment upon the occurrence of certain events, exercisable through December 1995.

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995 and 1994
--------------------------------------------------------------------------------

The warrants issued to National enjoy "most favored nation" status, meaning that if a more favorable price and/or terms are offered by the Company to third parties, such more favorable terms will automatically attach to the warrants held by National. The warrants have dilution protection throughout their term, meaning that the shares of Common Stock into which the warrants held by National are exercisable throughout the term of the warrants will represent approximately the same percentage of ownership as they did as of October 29, 1992. These warrants may currently be exercised to purchase 3,610,828 shares of the Company's Common Stock.

Note 7. Stock Option Plans

Pursuant to the Company's incentive stock option plan approved by the stockholders, options are granted at prices equal to the fair market value of the Company's stock on the dates of grant, and are exercisable in cumulative installments over a 10 year period. Other pertinent information related to the plan during fiscal 1995 is as follows:


Under option, beginning of year           -
 Granted                                436,500.00
 Terminated and cancelled                 -
 Exercised                                -
                                      ------------

Under option, end of year               436,500.00
                                      ============

Options exercisable, end of year        287,500.00
                                      ============

Available for grant, end of year        163,500.00
                                      ============

                                      Average Price
                                      -------------
Granted during the year                 $ 3.28
Exercised during the year               $  N/A
Under option, end of year               $ 3.28

Until September 23, 1993, the Company also maintained an Employees Stock Option Plan (the "Employees Plan") and a Directors Stock Option Plan (the "Directors Plan"). The Employees Plan provided for the granting of non-qualified stock options to key employees to purchase not more than 100,000 shares of Common Stock. The Directors Plan provided for the granting of non-qualified stock options to directors to purchase not more than 50,000 shares of Common Stock. Options granted under the Plans were exercisable at prices determined by the Executive Committee of the Company's Board of Directors on the date each option was granted. Options granted under the Employees Plan were exercisable in various installments and expired on the third through sixth anniversaries from the date of grant. Options granted under the Directors Plan were exercisable in various installments and expired on the fourth through sixth anniversaries of the date the director was first elected. In addition, options exercisable under the Directors Plan were forfeited if, during the year preceding the period the options become exercisable, the Director attended fewer than 75% of the total meetings of the Board and Committees on which the Director served.

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995 and 1994
--------------------------------------------------------------------------------

The Employees Plan provided for a three-month exercise period after termination of employment without cause. The Directors Plan provided that any Director who was not reelected to the Board of Directors was entitled to exercise options during the period beginning on the date his term as a Director expired and ending on the earlier of the date occurring three months after such expiration date or the expiration date of the option. The Directors Plan specified that each non-employee director was eligible to be granted options to purchase up to 6,000 shares of Common Stock upon such Director's election to the Board of Directors. At a Board of Directors meeting held on September 24, 1993, the Directors Stock Option Plan and the Employees Stock Option Plan were terminated and the directors agreed to the cancellation of their outstanding options under the Directors Stock Option Plan. The maximum aggregate amount that could have been received by the Company from the exercise of all options outstanding on September 23, 1993 under both plans was $15,625.

Summarized below are the shares of Common Stock issuable pursuant to warrants, stock options and conversion of the Preferred Stock as of June 30, 1995 and 1994. The following table does not include 480 shares of Series F Preferred Stock which were outstanding as of June 30, 1994 but were subsequently converted into 480,000 shares of Common Stock on August 8, 1994.


                                  June 30,      June 30,
                                    1995          1994
                                 ---------     ---------
Warrants                         6,088,891     1,999,126
Stock options outstanding          436,500       -
Options available                  163,500       -
                                 ---------     ---------
                                 6,688,891     1,999,126
Issuable upon conversion of
  Preferred Stock                1,930,000       604,757
                                 ---------     ---------
                                 8,618,891     2,603,883
                                 =========     =========

Note 8.  Income Taxes

Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

There was no cumulative effect upon adoption of SFAS No. 109 as of July 1, 1993, and the new Statement had no effect on the tax provision or net loss for fiscal 1995 or 1994.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance of $12.3 and $11.6 million has been recognized as of June 30, 1995 and 1994, respectively, to reflect the estimated amount of operating loss carryforwards and temporary differences which may not be realized. The approximate effect of carryforwards and temporary differences that give rise to deferred tax assets and liabilities as of June 30, 1995 and 1994, are as follows:

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995 and 1994
--------------------------------------------------------------------------------

                                           June 30,       June 30,
                                             1995           1994
                                         ------------   ------------
Deferred tax assets:
  Accounts receivable reserves           $     21,500   $     14,000
  Inventory reserves                          304,200        378,000
  Capitalization of inventory costs            38,600         80,000
  Vacation accruals                            21,000         37,000
  Depreciation and amortization                45.500         74,000
  Research and development credit
    carryforwards                             160,000        160,000
  Net operating loss carryforwards         11,678,800     10,884,000
                                         ------------   ------------
        Total deferred tax assets          12,269,600     11,627,000
Valuation allowance                       (12,269,600)   (11,627,000)
                                         ------------   ------------
        Net deferred tax assets          $       -      $       -
                                         ============   ============

As of June 30, 1995, the Company has net operating loss carryforwards for income tax purposes of approximately $30 million, which expire beginning in 1998. In addition, the Company has tax credit carryforwards available to offset future taxable income aggregating approximately $160,000 which expire in various amounts from 1998 through 2008. As a result of numerous equity transactions as discussed in Note 6, the net operating loss carryforwards and the unused tax credits are significantly limited as to ultimate amounts of these tax attributes which may be utilized and the periods for which they will apply.

Note 9.  Fourth Quarter Adjustments

The 1994 fourth quarter results include year-end adjustments increasing the loss by $437,000 ($0.09 per share), principally attributable to the write-down of the ULTRAVALVETM product inventory and a book-to physical adjustment of $124,000.

Note 10.  Revolving Loan, Notes Payable, Mortgage Payable and Term Loan Payable

The revolving loan, notes payable, mortgage payable and term note payable as of June 30, 1995 are summarized below:


Revolving loan                    $     570,000
                                  =============

Notes payable                     $   1,163,000
                                  =============
Mortgage loan, due in monthly
 installments of $3,700           $     910,000
                                  =============
Term loan, due in monthly
 installments of $8,333,
 including interest               $     167,000
                                  =============


In connection with the acquisition of Wright, Wright entered into a revolving loan, term loan and security agreement (collectively, the "Loan Agreement") which is guaranteed by the Company. The Loan Agreement includes a revolving loan, a mortgage and a term loan. The revolving loan, as amended by a Forbearance Agreement dated April 11, 1995 provides a revolver limit equal to the lesser of the sum of

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995 and 1994
--------------------------------------------------------------------------------

80% of eligible accounts receivable plus 40% of net inventories not to exceed $350,000 (and on and after May 15, 1995 not to exceed $300,000) less a reserve of $60,000 (to be increased to $100,000 on or prior to May 15, 1995), or $1,150,000.

The term loan is collateralized by machinery and equipment having a net book value of $51,520 and the mortgage loan is collateralized by land and building with net book values of $166,000 and $771,000, respectively, all as of June 30, 1995.

The Loan Agreement requires payments received on accounts receivable by Wright to be applied against the outstanding balances on the revolving and term loans. In addition, the Loan Agreement prohibits Wright from paying dividends to the Company and making advances to officers of Wright and prohibits the Company from applying intercompany charges against Wright.

The term loan and mortgage loan have been classified as current as the Company was in default under the terms of the Forbearance Agreement as of June 30, 1995 (as further described below and in Note 14).

As of July 1, 1992, Wright was in violation of certain covenants of the Loan Agreement and the Company was in violation of its minimum cash balance requirement. On October 8, 1992, Wright received permanent waivers of these loan covenant violations. In connection therewith, the terms of the Agreement were amended for the year ending June 30, 1993 to include revised covenants, collateralization of the Company's $250,000 minimum cash balance commitment, and a commitment by the Company to contribute $600,000 of working capital to Wright.

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

The bank agreed to a Forbearance Agreement, which agreement was executed as of November 15, 1993; however, Wright was required to paydown an additional $350,000 of its debt to the bank and the Company was required to place as collateral $150,000 in the form of a Certificate of Deposit. Wright and its bank also agreed that the interest rate on the term loan, the mortgage loan and the revolving loan be increased from the lender's base rate plus 1%, to the lender's base rate plus 4% (13.00% as of June 30, 1995). On March 11th, June 29th, October 7th, October 12th, 1994, and April 11, 1995 the Forbearance Agreement was further amended. Pursuant to the terms of the April 11, 1995 agreement the bank agreed to forbear from accelerating the loan payments and enforcing the existing defaults through July 1, 1995 upon certain conditions. (See Note 14)

Notes payable consists of a 12% note payable to an officer of the Company, a 4% note payable to a significant shareholder of the Company's stock, and a 12% and 6% note payable to companies in which an officer of the Company exerts significant influence. It also consists of a $763,000 debt to Connecticut Innovations, Incorporated. The debt was to be convertible into common stock had the Company filed, with the Securities and Exchange Commission, a registration statement on or before February 28, 1995. That

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995 and 1994
--------------------------------------------------------------------------------

event did not occur, therefore, the Company was in default of this agreement as of June 30, 1995. The Company has since executed a First Amendment to the Convertible Subordinated Debenture Purchase Agreement (see Note 14). This debt has been classified as current because it became due on demand following the default of the agreement.

Interest expense to related parties approximated $31,000 and $18,000 for the years ended June 30, 1995 and 1994, respectively.

Note 11. Leases

The Company leases telephone equipment and a copier under noncancellable leases. These leases have been recorded as capital leases and are included in the accompanying consolidated balance sheet under the caption "Property, Plant and Equipment".

Future minimum lease payments by years and in the aggregate under these capital leases consist of the following as of June 30, 1995:


                                       Capital
                                       Leases
                                   -------------

                1996               $    5,000.00
                1997                    4,000.00
                1998                    4,000.00
                                   -------------
                                       13,000.00
Less amount representing interest       2,000.00
                                   -------------
Present value of future minimum
 lease                                 11,000.00
Less current maturities                 4,000.00
                                   -------------
                                   $    7,000.00
                                   =============

Rent expense under operating leases for the years ended June 30, 1995 and 1994 amounted to $114,000 and $113,000, respectively.

Note 12. Contingencies

Wright maintains a defined contribution plan (401K) which covers substantially all of its employees. There was no expense recognized for this plan in 1995 as no employees were participating. The expense incurred during 1994 was $9,360. Contributions are based on specific percentages of employee voluntary contributions. Employees vest immediately.

The Company has an employment agreement with one executive officer and one other employee. The executive officer's agreement provides that severance payments, of two years' salary, to be made to such officer upon a change of control of the Company. The employee's agreement provides that such employee may be entitled to receive a bonus based upon his performance, such bonus to be declared at the sole discretion of the President of the Company.

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995 and 1994
--------------------------------------------------------------------------------

Data Switch Corporation v. Memry Corporation, et al.
----------------------------------------------------

Verdon Corporation owns property located at 83 Keeler Avenue, Norwalk, Connecticut (the "Property") which it leased to New Dimensions in Education, Inc. ("New Dimensions"). New Dimensions subleased the Property to Data Switch Corporation, which in turn subleased the Property to the Company. On December 18, 1990, Data Switch commenced an action against Verdon, New Dimensions and the Company seeking a declaratory judgment that the lease was not renewed on June 12, 1990, for an additional five-year term. The Company supports this request; however, Verdon and New Dimensions have taken the position that the lease was renewed by the Company. On October 28, 1992, David O'Toole, successor to Verdon Corporation, filed a cross-complaint against the Company alleging that the Company intentionally and/or negligently damaged the Property during the period of its tenancy. Similar allegations were also made against New Dimensions and Data Switch. O'Toole's allegations fail to include any specific itemization of the nature or scope of the injuries alleged. No formal discovery has taken place to date. Trial has been scheduled to commence in February 1996. The Company intends to defend this action vigorously.

Catizone v. Memry Corporation
-----------------------------

The Company is a defendant in an action entitled Catizone v. Memry Corporation,
                                                 ------------------------------
et al, No 91 Civ. 8023 (United States District Court, Southern District of New
-----
York). In November 1991, Mr. Pat Catizone commenced an action against the Company, American Stock Transfer & Trust Co. ("AST&T"), and Mr. Neil E. Rogen, relating to Mr. Catizone's claim of ownership to 10,000 shares of the Company's Common Stock. In June 1991, Mr. Catizone delivered to AST&T a certificate representing 10,000 shares of the Company's Common Stock in the name of Mr. Rogen and bearing a restrictive transfer legend and requested that the Company issue a certificate without a restrictive legend in the name of Mr. Catizone. Mr. Catizone claimed to have acquired the certificate from Mr. Perry Constantinou as collateral for a loan made some years earlier, who had in turn acquired the certificate from Mr. Rogen in 1984 or 1985. The Company refused Mr. Catizone's request on the grounds that Mr. Rogen's transfer to Mr. Constantinou was in violation of the federal securities laws. Mr. Catizone commenced his action in the Supreme Court of the State of New York, but the action was removed by the defendants to the United States District Court for the Southern District of New York. Mr. Catizone is seeking an order directing the Company to issue an unrestricted certificate representing 10,000 shares of the Company's Common Stock in his name, together with damages equal to the difference between the market value of the stock from the time that he first made demand on AST&T through the date of trial, as well as attorneys' fees and costs. The Company filed a Motion for Summary Judgment in September 1993. On July 25, 1995, the Court issued an opinion by which it granted the Company's Motion for Summary Judgment, and judgment was shortly thereafter entered in the Company's favor. Mr. Catizone has appealed from the entry of judgment in the Company's favor, which appeal is entitled Catizone v. Memry Corp., et al., No. 95-7874, pending
                         -------------------------------
before the United States Court of Appeals for the Second Circuit. The Company intends to contest the appeal vigorously.

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995 and 1994
--------------------------------------------------------------------------------

Neil E. Rogen v. Memry Corporation
----------------------------------

In September 1992, Neil E. Rogen, formerly an officer and director of the Company, brought an action against the Company for the alleged breach of an employment agreement between Mr. Rogen and the Company and for indemnification for legal expenses incurred by Mr. Rogen in connection with an investigation of and subsequent lawsuit against Mr. Rogen by the Securities and Exchange Commission and certain related and unrelated lawsuits. Mr. Rogen commenced his action in the United States District Court for the Southern District of New York. Mr. Rogen is seeking at least $215,000 plus interest, costs and attorney's fees as damages for the alleged breach of his employment agreement, and in excess of $312,000 plus attorney's fees as indemnification for expenses incurred in connection with the investigation and the lawsuits. On December 22, 1992, the Company filed an answer and a counterclaim against Mr. Rogen, alleging breaches of fiduciary duty and unauthorized acts by Mr. Rogen and seeking monetary damages for the same. In April 1994, the Company moved for summary judgment with respect to all counts for Mr. Rogen's Complaint. On May 23, 1995, the Court issued an Opinion by which it granted the Company's Motion for Summary Judgment on grounds of improper venue. Judgment was subsequently entered in the Company's favor. Counsel for Mr. Rogen has indicated that he intends to refile the action in a different venue. The Company intends to contest the case vigorously.

SFC Valve Corporation vs. Wright Machine Corporation
----------------------------------------------------

The Company had been named in a suit SFC Valve Corporation vs. Wright Machine Corporation. This suit was settled by the Company during fiscal year ended June 30, 1995 for $70,000.

Note 13. Segment Information

The Company is principally engaged in two business segments: Memry Segment ("Memry") and Wright Machine Segment ("Wright"). All businesses are located domestically. Wright includes the manufacturing and marketing of metal parts and components machined on screw machines and smaller metal working machines. Memry is engaged in developing, manufacturing and marketing products and components utilizing the properties exhibited by shape memory alloys. Memry's revenues include product development contracts for outside customers. Memry expenses include internally funded research as well as all costs associated with outside clients. There were no significant intersegment sales or transfers.

Operating loss is total revenue less operating expenses, excluding interest. Identifiable assets of each segment are the assets used by that segment in its operations, excluding general corporate assets. General corporate assets are principally cash, deposits and other receivables.

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995 and 1994
--------------------------------------------------------------------------------


                                            June 30,      June 30,
                                              1995          1994
                                            ----------------------
                                                (in thousands)

Revenues
   Wright                                    $ 3,716       $ 3,707
   Memry                                       1,013           558
                                             -------       -------
        Total operating revenues             $ 4,729       $ 4,265
                                             =======       =======


Operating loss
   Wright                                    $  (136)      $  (844)
   Memry                                      (1,896)       (2,219)
                                             -------       -------
        Total operating loss                 $(2,032)      $(3,063)
                                             =======       =======


Interest                                        (360)         (295)
                                             -------       -------
        Net loss                             $(2,392)      $(3,358)
                                             =======       =======

Assets
   Wright                                    $ 1,752       $ 2,898
   Memry                                       2,227           408
                                             -------       -------
        Total assets                         $ 3,979       $ 3,306
                                             =======       =======


Depreciation and Amortization
   Wright                                    $   185       $   230
   Memry                                          55            44
                                             -------       -------
                                             $   240       $   274
                                             =======       =======


Capital Expenditures
   Wright                                    $    15       $    18
   Memry                                          94           171
                                             -------       -------
                                             $   109       $   189
                                             =======       =======


Depreciation and amortization includes depreciation and amortization of capital assets, including patents.

Note 14.  Subsequent Events

On October 12, 1995, the Company amended a Convertible Subordinated Debenture Purchase Agreement (as so amended, the "Purchase Agreement"), dated as of December 22, 1994, with Connecticut Innovations, Incorporated ("CII"). Pursuant to the Purchase Agreement, CII acquired from the Company the following (the "CII Securities"): (i) a Convertible Subordinated Debenture, dated December 22, 1994, in the principal amount of $763,208, as amended by a First Addendum to Convertible Subordinated Debenture dated as of October 12, 1995 (as so amended, the "Debenture") currently convertible into Common Stock, subject to the limitation set forth below, at a conversion price of $0.80 per share, (ii) a warrant, dated December 22, 1994, as amended by a First Addendum to Stock Subscription Warrant (as so amended, the "Class I Warrants"), initially exercisable to purchase 508,805 shares of Common Stock at a price of $2.15 per

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995 and 1994
--------------------------------------------------------------------------------

share and currently exercisable, subject to the limitation set forth below, to purchase 1,176,269 shares of Common Stock at a price of $0.93 per share, (iii) a warrant, dated December 22, 1994, as amended by a First Addendum to Stock Subscription Warrant (as so amended the "Class II Warrants"), initially exercisable to purchase 305,283 shares of Common Stock at a price of $2.75 per share and currently exercisable, subject to the limitation set forth below, to purchase 705,485 shares of Common Stock at a price of $1.19 per share, and (iv) a warrant, dated December 22, 1994, as amended by a First Addendum to Stock Subscription Warrant (as so amended, the "Class III Warrants"), initially exercisable to purchase 100,000 shares of Common Stock at an exercise price of $1.00 and currently exercisable, subject to the limitation set forth below, to purchase 100,000 shares at an exercise price of $0.65, such warrant being an amendment and restatement of a warrant previously held by CII to purchase 10,000 shares of Common Stock at an exercise price of $10.00 per share.

Pursuant to the Purchase Agreement, CII purchased the Debenture, the Class I Warrants and the Class II Warrants for an aggregate purchase price of $763,208, comprised of (i) $370,153 in cash, (ii) delivery to the Company by CII of a 10% Convertible Demand Note of the Company in the principal amount of $334,847 (the "Note") marked paid in full, and (ii) delivery to the law firm of Finn Dixon & Herling as escrow agent (the "Escrow Agent") of a check in the amount of $45,000 pursuant to an Escrow Agreement dated as of December 22, 1994, as amended October 12, 1995, among the Company, CII and the Escrow Agent. Pursuant to the terms of the Purchase Agreement, the Company is required to file a registration statement (the "Registration Statement") to cover, inter alia, the resale by CII of the Shares of Common Stock underlying the CII Securities (the "Registrable Securities") and is required to cause the Registration Statement to become effective no later than March 15, 1996, maintain the effectiveness of the Registration Statement for a period of three years from its effective date, subject to the provisions of the Purchase Agreement, and use its best efforts to allow CII to continually sell Registrable Securities pursuant to such Registration Statement free from any stop orders or suspensions by the Company or advice of counsel to the contrary. The exercise or conversion, as applicable, of the CII Securities is subject to the limitation that prior to the earlier to occur of December 20, 1995 or the date on which the Company has authorized and reserved for issuance a sufficient number of shares to allow for the full exercise and conversion of the Registrable Securities, (i) none of the Class I Warrants, the Class II Warrants nor the Class III Warrants may be exercised and (ii) the Debenture may not be converted at a per share price other than $1.50.

CII has been granted a "put" right if (i) at any time before the earlier of October 12, 2005 and the date on which CII ceases to hold at least 35% of the Registrable Securities the Company ceases to (a) maintain its corporate headquarters and a majority of its shape memory business operations in the State of Connecticut, (b) base its president and chief executive officer, all of its administrative and financial staff, all of its marketing and customer service staff (excluding individuals specific to Wright only), and all of its research and development staff in the State of Connecticut, (c) conduct a majority of its operations in the aggregate (including manufacturing and
production),  directly  or  through   subcontractors  and  through  licensed
operations, in the State of Connecticut (excluding Wright's business related to the production of screw machine products and taper pins), and (d) maintain its principal bank accounts with banks located in the State of Connecticut, excluding all banks associated with Wright; or (ii) the Company fails (a) to cause the effectiveness of the Registration Statement by March 15, 1996, (b) to keep the Registration Statement

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995 and 1994
--------------------------------------------------------------------------------

effective for an aggregate of 120 days during any rolling twelve month period, or (c) to have authorized and unissued shares of Common Stock reserved for the full exercise and conversion of the CII Securities by December 20, 1995. Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all CII Securities and Registrable Securities held at that time by CII for price equal to the greater of (i) the amount of CII's investment plus an amount calculated to yield to CII a compounded rate of return of 25% per annum plus, in the case of Common Stock issued upon the exercise of the Class I price paid to acquire Common Stock, or (ii) the difference between the product of the current market price per share of the Common Stock included within or acquirable upon the exercise prices that would have to be paid upon the full exercise of the remaining Class I Warrants, Class II Warrants and Class III Warrants included within the CII Securities and the Registrable Securities.

As of July 20, 1995, Shawmut Bank, N.A. (the "Bank") and Wright executed a Third Amendatory Agreement to Revolving Loan, Term Loan and Security Agreement by which the Bank has agreed to extend the termination date of its revolving loan to Wright to July 1, 1996, if not sooner demanded, subject to Wright's continued compliance with certain convenants included in the Revolving Loan, Term Loan and Security Agreement dated February 7, 1990 as amended to date (as so amended, the "Loan Agreement"). The Bank also agreed that the final installment on the mortgage note and term note evidencing indebtedness owed by Wright to the Bank would be set at July 1, 1996. Among other things, the Loan Agreement requires Wright to pay transaction fees of $1,500 per month for the period from July 1, 1995 through September 30, 1995, $3,000 per month for the period from October 1, 1995 through December 31, 1995, and $4,500 per month for the period from January 1, 1996 through March 31, 1996, and $6,000 per month for the period from April 1, 1996 through June 30, 1996. However, if Wright meets or exceeds certain projected net income levels for the six months ended December 31, 1995 and continues to meet or exceed projected monthly net income levels thereafter, then the monthly fee will remain at $3,000. If at any time after December 31, 1995, however, Wright fails to meet or exceed net income projections the fee will increase to $4,500 per month for the next three months and to $6,000 per month thereafter in which there are outstanding obligations of Wright owed to the Bank. Interest on the revolving loan, mortgage loan and term loan has been reset to the Bank's base rate plus 4%. The Company also reaffirmed its guaranty of all Wright's obligations to the Bank and reaffirmed its subordination of certain obligations owed by Wright. There can be no assurance that the Company and Wright will not be in breach of the Loan Agreement in the future, or that the Bank will agree to a further extension or a forbearance in such event.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       The Exhibits listed in the Index to Exhibits following the Signature Page herein are filed as part of this Annual Report on Form 10-KSB.

  (b)  Reports on Form 8-K

       Forms 8-K were filed on June 26, 1995 and September 27, 1995 with respect to disclosure regarding Item 4. - Changes in Registrant's Certifying Accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MEMRY CORPORATION


Date:  October 13, 1995                   By: /s/ James G. Binch
     -------------------                     ----------------------
                                             James G. Binch
                                             President, CEO,
                                             Treasurer and
                                             Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature               Title                                  Date
---------               -----                                  ----

/s/ James G. Binch      President, CEO, Treasurer        October 13, 1995
----------------------  and Chairman of the Board
James G. Binch          (Principal Executive Officer)



/s/ Wendy A. Gavaghan   Controller                       October 13, 1995
---------------------   (Principal Financial
Wendy A. Gavaghan       Officer)



/s/ Nicholas J. Grant   Director                         October 13, 1995
---------------------
Nicholas J. Grant



/s/ Jack Halperin       Director                         October 13, 1995
----------------------
Jack Halperin



/s/ W. Andrew Krusen    Director                         October 13, 1995
----------------------
W. Andrew Krusen



/s/ John A. Morgan      Director                         October 13, 1995
----------------------
John A. Morgan

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                          Sequential
Number                   Description of Exhibit                     Page
-------                  ----------------------                  ----------

 3.1 Certificate of Incorporation of the Company, as amended

 3.2           By-Laws of the Company, as amended

10.1           Sub-lease on Keeler Avenue Facility                  (11)
               dated February 21, 1988, including main
               lease and interim lease.

10.2           Agreement of sale between Memrysafe, Inc.             (1)
               and Speakman Company

10.3           Distribution Agreement dated June 21, 1990,           (3)
               between Memry Plumbing Products, a wholly
               owned subsidiary of the Company, and
               Ferguson Enterprises, Inc.

10.4           Revolving Loan, Term Loan, and Security               (3)
               Agreement dated February 6, 1990, between
               Wright Machine Corporation and Shawmut Bank
               (formerly known as Connecticut National Bank)

10.5           Guaranty Agreement dated February 7, 1990,            (3)
               between the Company and the Connecticut
               National Bank

10.6           Commission Sales Agreement, dated October 5,          (3)
               1987, between Apogee Technology Corporation
               and the Company

10.7           Employment Agreement, dated January 1, 1990,          (3)
               between the Company and Ming H. Wu

10.8           Employment Agreement, dated February 6, 1990,         (3)
               between Wright Machine Corporation and
               Thomas Mack

10.9           Amendment to Sublease Agreement for                   (3)
               Keeler Avenue Facility

10.10          Compensation Agreement, dated December                (4)
               18, 1990, between the Company and Richard
               L. Martin

Exhibit                                                          Sequential
Number                   Description of Exhibit                     Page
-------                  ----------------------                  ----------
10.11          Distribution Agreement dated as of                   (4)
               November 19, 1990, between Mitsubishi
               Heavy Industries America, Inc. and
               Memry-Paradigm

10.12          First Amendatory Agreement, dated October 11,        (4)
               1991, to Revolving Loan, Term Loan, and
               Security Agreement, dated February 6, 1990,
               between Wright Machine Corporation and Shawmut
               Bank (formerly known as The Connecticut National
               Bank)

10.13          Reaffirmation of Guaranty, dated October 11,         (4)
               1991, of the Guaranty of the Company to Shawmut
               Bank (formerly known as The Connecticut National
               Bank)

10.14          Lease Agreement, dated January 24, 1991,             (4)
               between the Company and Brookfield Commerce,
               relating to 57 Commerce Drive, Brookfield, CT

10.15          SBIR Contract, dated August 6, 1992, between the     (8)
               Company and the U.S. Air Force

10.16          Form of Securities Purchase Agreement used in        (5)
               connection with the November 6, 1991, private
               placement

10.17          Warrant Issued to Connecticut Innovations,           (5)
               Inc. ("CII") as of March 1, 1992

10.18          Second Amendatory Agreement, dated October 8,        (8)
               1992, to Revolving Loan, Term Loan, and Security
               Agreement, dated February 6, 1990, between Wright
               Machine Corporation and Shawmut Bank (formerly
               known as Connecticut National Bank)

10.19          Reaffirmation and Amendment of Guaranty, dated       (8)
               October 8, 1992, of the Guaranty of the Company
               to Shawmut Bank (formerly known as Connecticut
               National Bank) dated February 7, 1991

10.20          Waiver by Shawmut Bank (formerly known as            (8)
               Connecticut National Bank) of certain provisions
               of the Revolving Loan, Term Loan, and Security
               Agreement, dated February 6, 1990, between the
               Bank and Wright Machine Corporation

10.21          Letter Agreement between the Company and Chrysler    (9)
               Financial extending the term of a loan due to
               Chrysler Canada Ltd. Pension Fund

Exhibit                                                          Sequential
Number                   Description of Exhibit                     Page
-------                  ----------------------                  ----------
10.22          Securities Purchase Agreement between the           (10)
               Company and David A. Gardner, dated
               January 4, 1993

10.23          Securities Purchase Agreement between the           (10)
               Company and Michael J. Hayes and Christina
               Hayes, dated January 4, 1993

10.24          Securities Purchase Agreement between the           (11)
               Company and Donald J. Resnick, dated
               January 4, 1993

10.25          Securities Purchase Agreement between the           (11)
               Company and Montreal Trust Company of Canada,
               dated March 5, 1993

10.26          Securities Purchase Agreement between the           (11)
               Company and Dominion Partners, dated
               March 12, 1993

10.27          Securities Purchase Agreement between the           (11)
               Company and Moore & Company, dated
               April 14, 1993

10.28          Employment Agreement, dated September 24,           (12)
               1993, between the Company and James G. Binch

10.29          Placement Agreement, dated May 21, 1993,            (12)
               between the Company and American Equities
               Overseas, Inc.

10.30          Form of Securities Purchase Agreement used          (12)
               in connection with the May 21, 1993, foreign
               private placement

10.31          Placement Agreement, dated September 8,             (12)
               1993, between the Company and American
               Equities Overseas, Inc.

10.32          Warrant issued to American Equities Overseas        (12)
               Inc., pursuant to Placement Agreement of
               September 8, 1993

10.34          Placement Agreement, Dated November 22,             (12)
               1993, between the Company and American
               Equities Overseas, Inc.

10.34          Warrant issued to American Equities Overseas        (12)
               Inc., pursuant to Placement Agreement of
               November 22, 1993

Exhibit                                                          Sequential
Number                   Description of Exhibit                     Page
-------                  ----------------------                  ----------
10.35          Form of Securities Purchase Agreements used         (12)
               in connection with the September 29, 1993 and
               December 3, 1993, foreign private placements

10.36          Form of Securities Purchase Agreement used          (12)
               in connection with the 1993 U.S. private
               placement

10.37          Amendment, dated as of October 31, 1992,            (12)
               to Note Agreement between the Company and
               National Trust Company, trustee for
               Chrysler Canada, Ltd. Pension Fund

10.38          Warrant issued to National Trust Company,           (12)
               trustee for Chrysler Canada, Ltd. Pension
               Fund, pursuant to the Amendment to Note
               Agreement dated as of October 31, 1992

10.39          Agreement, dated January 25, 1993, between          (12)
               the Company and Sciatec, Inc.

10.40          Agreement, dated September 30, 1993,                (12)
               between the Company and Harbour Holdings
               Limited Partnership and relating to the
               Company's Preferred Stock

10.41          Memry Corporation Stock Option Plan adopted         (13)
               as of July 19, 1994

10.42          SBIR Contract dated July 1, 1993, between the       (13)
               Company and the National Institute of Health

10.43          SBIR Contract dated December 3, 1993, between       (13)
               the Company and the U.S. Air Force

10.44          SBIR Contract dated December 9, 1993 between        (13)
               the Company and NASA

10.45          Letter Agreement dated as of October 12, 1994       (13)
               between the Company and Harbour Holdings Limited
               Partnership regarding Series A Preferred stock
               conversion calculation

10.46          Employee Non-Disclosure Agreement, dated as of      (13)
               October 18, 1994, between the Company and
               James G. Binch

10.47          Employee Non-Disclosure Agreement, dated as of      (13)
               January 24, 1994, between the Company and
               Wendy A. Gavaghan

Exhibit                                                          Sequential
Number                   Description of Exhibit                     Page
-------                  ----------------------                  ----------
10.48          Employee Agreement on Inventions and Patents,       (13)
               dated as of February 17, 1994, between the
               Company and Richard L. Martin

10.49          Employee Non-Disclosure Agreement, dated as of      (13)
               February 17, 1994, between the Company and
               Richard L. Martin

10.50          Convertible Subordinated Debenture Purchase         (14)
               Agreement, dated as of December 22, 1994,
               between the Company and CII

10.51          Convertible Subordinated Debenture in the           (14)
               principal amount of $763,208.00, dated
               December 22, 1994, from the Company to CII

10.52          Escrow Agreement, dated as of December 22, 1994,    (14)
               among the Company, CII and Finn Dixon &
               Herling as escrow agent

10.53          Letter Agreement, dated May 22, 1995, between
               Harbour Holdings Limited Partnership and the
               Company regarding conversion of Series A and Series B Preferred Stock and issuance of shares of Common Stock as payment in full of accrued dividends.

10.54 Third Amendatory Agreement, dated July 20, 1995, to Revolving Loan, Term Loan, and Security
               Agreement, dated February 6, 1990, between Wright
               Machine Corporation and Shawmut Bank Connecticut,
               N.A. (formerly known as Connecticut National Bank)

10.55 Notes and Mortgage Modification Agreement, dated as of July 20, 1995, between Wright Machine
               Corporation and Shawmut Bank Connecticut, N.A.

10.56          Reaffirmation and Amendment of Subordination
               Agreement, dated July 20, 1995, from the Company to Shawmut Bank Connecticut, N.A.

Exhibit                                                               Sequential
Number                   Description of Exhibit                          Page
-------                  ----------------------                       ----------
10.57          Reaffirmation of Guaranty, dated July 20, 1995,
               from the Company to Shawmut Bank Connecticut, N.A.

10.58 Form of Securities Purchase Agreement relating to sales of shares of Series G Preferred Stock of the Company

10.59          First Amendment to Convertible Subordinated Debenture
               Purchase Agreement, dated October 11, 1995, between the Company and CII

10.60 First Addendum to Convertible Subordinated Debenture, dated October 11, 1995, made by the Company and agreed to by CII

10.61          First Addendum to Stock Subscription Warrant (re:
               Warrant No. 94-4), dated October 11, 1995, made by the
               Company and agreed to by CII

10.62          First Addendum to Stock Subscription Warrant (re:
               Warrant No. 94-5), dated October 11, 1995, made by the
               Company and agreed to by CII

10.63          First Addendum to Stock Subscription Warrant (re:
               Warrant No. 94-6), dated October 11, 1995, made by the
               Company and agreed to by CII

10.64 Amendment to Escrow Agreement, dated October 11, 1995, among the Company, CII and Finn Dixon & Herling as escrow agent

11.1 Statement regarding computation of per share earnings on both a primary and fully diluted basis

21.1           Information regarding Wright Machine Corporation       (12)

-------------------------------
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.

(2) Incorporated by reference to the Company's Current Report on Form 8-K filed January 2, 1990.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1992.

(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 9, 1992.

(8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1992.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the Fiscal Quarter ended September 30, 1992.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the Quarter ended December 31, 1992.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the Quarter ended March 31, 1993.

(12) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993.

(13) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

(14) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Commission on November 8, 1994, as amended by Amendment No. 1 filed with the Commission on January 17, 1995.