Form 10QSB
period 1995-09-30
MEMRY CORP
filed 1995-11-14
CIK 720896

                 U.S. Securities and Exchange Commission
                        Washington, D.C.   20549

                               Form 10-QSB

                               (Mark One)
          [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  September 30, 1995
                                          ------------------

           [  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from          to

             Commission file number   0-14068
                                      -------

                            Memry Corporation
                            -----------------
                 (Exact name of small business issuer as
                        specified in its charter)

                Delaware                            06-1084424
                --------                            ----------
      (State or other jurisdiction      (IRS Employer Identification No.)
    of incorporation or organization)

            57 Commerce Drive, Brookfield, Connecticut 06804
            ------------------------------------------------
                (Address of principal executive offices)

                                (203) 740-7311
                                --------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of September 30, 1995, 8,101,532 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

           Transitional Small Business Disclosure Format (Check one)

                        Yes           No  X
                            ---          ---

                                  INDEX

                     PART I - FINANCIAL INFORMATION



                                                                         Page

ITEM 1.   Financial Statements

     Consolidated Balance Sheet as of                                      3
          September 30, 1995 and June 30, 1995

     Consolidated Statement of Operations for                              4
          the three months ended September 30,
          1995 and 1994

     Consolidated Statement of Cash Flows for                              5
          the three months ended September 30,
          1995 and 1994


     Notes to the Consolidated Financial Statements                        6



ITEM 2.   Management's Discussion and Analysis or Plan
          of Operation                                                    16

                          PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                               18

ITEM 2.   Changes in Securities                                           18

ITEM 3.   Defaults Upon Senior Securities                                 18

ITEM 4.   Submission of Matters to a Vote of Security Holders             18

ITEM 5.   Other Information                                               18

ITEM 6.   Exhibits and Reports on Form 8-K                                19

          Signatures                                                      21

ITEM 1. FINANCIAL STATEMENTS

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET



                                                                      September 30,        June 30,
                                                                               1995            1995
                                                                      -------------        --------
ASSETS   (Note 8)
Current assets
   Cash and cash equivalents                                           $553,000           $1,145,000
   Accounts receivable, less allowance
      of $58,000 and $53,000                                            988,000              691,000
   Inventories, net (Note 4)                                            870,000              849,000
   Prepaid expenses and other                                            28,000               24,000
                                                                     ----------           ----------
      Total current assets                                            2,439,000            2,709,000

Property, plant and equipment, net                                    1,212,000            1,233,000
                                                                     ----------           ----------

Other assets:
   Patents, at cost, net of accumulated
      amortization of $58,000 and $57,000                                 4,000                5,000
   Deposits and sundry                                                   33,000               32,000
                                                                     ----------           ----------
                                                                         37,000               37,000
                                                                     ----------           ----------
      Total assets                                                   $3,688,000           $3,979,000
                                                                     ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable and accrued expenses                             $1,359,000           $2,189,000
   Notes payable (Note 7)                                             1,023,000            1,163,000
   Mortgage loan payable (Note 7)                                       551,000              910,000
   Revolving loan (Note 7)                                              615,000              570,000
   Term note payable (Note 7)                                            99,000              167,000
   Current portion of capital lease
      obligations                                                         4,000                4,000
                                                                     ----------           ----------
      Total current liabilities                                       3,651,000            5,003,000
                                                                     ----------           ----------

Capital lease obligations, less current
   portion                                                                7,000                7,000
                                                                     ----------           ----------

Commitments and Contingencies (Note 6)

Stockholders'  equity (Note 5)
   Preferred stock, $100 par value,authorized 100,000 shares of
      Series G, issued and outstanding shares                            42,000               19,000
   Common stock, $.01 par value; authorized shares - 10,000,000;
      issued and outstanding shares - 8,101,532                          81,000               80,000
   Additional paid-in capital                                        31,286,000           29,874,000
   Accumulated deficit                                              (31,379,000)         (31,004,000)
                                                                     ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                         30,000           (1,031,000)
                                                                     ----------           ----------
      TOTAL LIABILTIES AND STOCKHOLDERS' DEFICIT                     $3,688,000           $3,979,000
                                                                     ==========           ==========

                                      -3-

                See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Quarters Ended September 30:


                                              1995          1994
                                              ----          ----
Product Sales                             $1,181,000     $1,341,000
                                          ----------     ----------
Cost of Sales
   Manufacturing                             898,000        975,000
   Research and develpment                   137,000         83,000
                                          ----------     ----------
      GROSS PROFIT                           146,000        283,000
                                          ==========     ==========
Operating Expenses
   General, selling and administrative       442,000        529,000
   Depreciation & amortization                24,000         70,000
                                          ----------     ----------
                                             466,000        599,000
                                          ----------     ----------

     Operating Loss                         (320,000)      (316,000)

Interest Expense (Note 7)                     55,000         66,000
                                          ----------     ----------
        NET LOSS                           ($375,000)     ($382,000)
                                          ==========     ==========
Weighted average number of common shares
  outstanding                              8,091,000      4,999,000
                                          ----------     ----------
Net Loss per common share                      (0.05)         (0.08)
                                          ----------     ----------

See accompanying notes.

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          For Three Months Ended
                                                               September 30,
                                                            1995         1994
                                                            ----         ----
OPERATING ACTIVITIES
Net loss                                                $ (375,000)  $ (382,000)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                         24,000       94,000
      Change in operating assets and liabilities:
         Increase in accounts receivables                 (297,000)    (330,000)
         Increase in inventories                           (21,000)     (73,000)
         Increase in prepaid expenses and other             (4,000)     (44,000)
         Decrease in accounts payable and accrued         (830,000)     126,000
                                                        ----------   ----------
Cash used in operating activities                       (1,128,000)    (609,000)

INVESTING ACTIVITIES
Purchases of property and equipment and patents             (3,000)     (57,000)
                                                        ----------   ----------

FINANCING ACTIVITIES
Proceeds from sale of Stock                              1,561,000      272,000
Common Stock issue costs                                  (125,000)     (24,000)
Net proceeds from revolving line                            45,000      182,000
Payments from notes payable                               (140,000)     222,000
Principal payments on short term debt                     (427,000)     (34,000)
                                                        ----------   ----------
Cash provided by financing activities                      914,000      618,000
                                                        ----------   ----------

Increase (decrease) in cash and cash equivalents          (592,000)     (48,000)
Cash and cash equivalents at beginning of year           1,145,000      201,000
                                                        ----------   ----------
Cash and cash equivalents at end of year                $  553,000   $  153,000
                                                        ==========   ==========

See accompanying notes.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  GOING CONCERN

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $375,000 and $382,000, and negative cash flow from operations of $1,128,000 and $609,000, for the quarters ended September 30, 1995 and 1994, respectively. As a result, the Company has stockholders' equity of $30,000 and its current liabilities exceeded its current assets by $1,212,000 as of September 30, 1995. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company anticipates that it will continue to incur losses from operations until the fourth quarter, at which time the Company expects to be cash flow positive. The Company plans to maintain stringent control on expenses while increasing its revenues and improving gross profit margins. The Company believes the capital raised of $2,492,000, through private placement agreements most of which was placed during the last quarter of fiscal 1995 and $1,561,000 during the quarter ending September 30, 1995 is sufficient to satisfy the Company's working capital needs for fiscal 1996. In addition, the Company renegotiated the subsidiary, Wright Machine Corporation's ( "Wright") debt with its bank through July 1, 1996 (see Note 7). However, it is the Company's intent to seek refinancing with more favorable terms during fiscal 1996, although there can be no assurances that the Company will be successful. On October 12, 1995, the Company amended its Convertible Subordinated Debenture Purchase Agreement with Connecticut Innovations, Incorporated (see Note 10).

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. All Common Stock related presentations and references have been adjusted to reflect the one-for-ten reverse split which occurred on August 8, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.

NOTE 3. NET LOSS PER COMMON SHARE

The net loss per common share is based on the net loss from operations. The weighted average number of shares of Common Stock outstanding was 8,091,000 for the three months ending September 30, 1995. The weighted average number of shares was 4,999,000 for the three month period ending September 30, 1994. Common Stock equivalents have been excluded from the computation of the net loss per common share based on their anti-dilutive effect.

NOTE 4. INVENTORY

The components of inventories consist of the following:

                                               September 30,         June 30,
                                                        1995             1995
                                               -------------        ---------
Raw Material                                       $ 186,000        $ 109,000
Work-in-process                                      290,000          217,000
Finished goods                                       394,000          523,000
                                                   ---------        ---------
                                                   $ 870,000        $ 849,000
                                                   =========        =========

NOTE 5.  STOCKHOLDER'S EQUITY

On July 19, 1994, the shareholders approved a decrease in the authorized shares of Common Stock from 50,000,000 to 10,000,000 and approved a one-for-ten reverse split of Common Stock effective August 8, 1994 which reduced the number of shares outstanding from approximately 45,356,446 to approximately 4,535,645. The stated par value was not changed from $.01. Due to the reverse stock split, a total of $420,000 was reclassified from the Company's Common Stock account to the Company's additional paid-in capital account. All share amounts and per share prices have been restated to retroactively reflect the reverse stock split.

Series A Preferred Stockholders were entitled to receive dividends in preference to any declaration or payment of any dividend on Common Stock or other equity securities of the Company. Dividend provisions of the Series B Preferred Stock were equivalent to those of Series A Preferred Stock except dividends declared were to be paid first to the holders of the Series A Preferred Stock. On September 30, 1993, the holder of Series A and Series B Preferred Stock (Harbour Holdings) agreed to waive all dividends accruing on its Preferred Stock after June 30, 1993. During the year ended June 30, 1995, all outstanding shares of Series A and B Preferred Stock were converted into Common Stock of the Company. Additionally, the amount of the Series A and B Preferred Stock dividends deferred but accrued of $598,000 was converted into Common Stock of the Company;. Mr. Binch, the President and CEO of the Company, is also the President, Chief Executive Officer and sole stockholder of Harbour Investment Corporation, the sole general partner of Harbour Holdings. He is also a limited partner in Harbour Holdings Limited Partnership. No shares of Series A and B Preferred Stock are currently outstanding.

On March 29, 1994, the Company entered into a Securities Exchange Agreement with Harbour Holdings Limited Partnership ("Harbour"), whereby Harbour received 480 shares of Series F. Preferred Stock in exchange for 480,000 shares of the Company's Common Stock. The holders of the Series F Preferred Stock would be paid dividends only if the Company should declare dividends on the Common Stock. The amount of the dividends would be based on the number os shares exchanged. This transaction was necessary in order to allow the Company to cancel the Common Stock so exchanged in order to be able to provide a sufficient number of authorized but unissued shares of Common Stock to complete certain private placements of the Common Stock. Upon consummation of the one-for-ten reverse stock split on August 8, 1994, the Series F Preferred Stock was converted into 480,000 shares of Common Stock. Since after such conversion shares of Series F Preferred Stock was outstanding. On November 9, 1994, the Company filed with the Delaware Secretary of State a certificate eliminating reference to the Series F Preferred Stock from the Company's Certificate of Incorporation.

On June 26, 1995 and July 17, 1995, FirstInvest Holding Ltd., Inc. ("FirstInvest") purchased 193 shares and 230 shares, respectively, of Series G Preferred Stock of the Company at a per share price of $6,500, for an aggregate purchase price of $2,749,500. FirstInvest is not currently permitted to convert any shares of Series G Preferred Stock into shares of Common Stock. However, pursuant to the terms of Securities Purchase Agreements executed between the Company and FirstInvest, the Company is obligated to (i) convene a meeting of the Company's stockholders as soon as possible, but in any event prior to the end of 1995, for the purpose of amending the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 25,000,000, and (ii) at such meeting, cause such proposed amendment (the "Capitalization Amendment") to be adopted. From and after the date of the filing of the Capitalization Amendment with the Delaware Secretary of State, FirstInvest will be permitted to convert each of its shares of Series G Preferred Stock into 10,000 shares of Common Stock (which conversion ratio is subject to adjustment). As of October 12, 1995, FirstInvest beneficially owned more than five percent of the Series G Preferred Stock.

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

On January 31, 1991, the Company obtained a $1.5 million loan from National Trust Company, trustee for Chrysler Canada ltd. Pension Fund ("National"), due on October 31, 1991. National subsequently modified the terms of the loan which resulted in the conversion of $700,000 of the loan into 87,500 shares of Common Stock in fiscal years 1991 and 1992, repayment of the remaining principal balance of $800,000 on November 2, 1993 (although $152,000 of interest remains accrued and unpaid), and issuance of warrants to purchase, at such time, 115,000 shares of the Company's Common Stock at a per share price equal to the lesser of (x) $1.40 or (y) 75% of the fair market value (determined by appraisal) of such a share at the time of exercise, subject to adjustment upon the occurrence of certain events, exercisable through December 1995.

The warrants issued to National enjoy "most favored nation" status, meaning that if a more favorable price and/or terms are offered by the Company to third parties, such more favorable terms will atomically attach to the warrants held by National. The warrants have dilution protection throughout their term, meaning that the shares of Common Stock into which the warrants held by National are exercisable throughout the term of the warrants will represent approximately the same percentage of ownership as they did as of October 29, 1992. As of October 12, 1995, these warrants could be exercised to purchase 3,610,828 shares of the Company's Common Stock at a purchase price of $0.65 per share.

NOTE 6.  CONTINGENCIES

Wright maintains a defined contributions plan (401K) which covers substantially all of its employees. There was no expense recognized for this plan in first quarter of fiscal 1995 as no employees were participating. The expense incurred during 1994 was $9,360. Contributions are based on specific percentages of employees voluntary contributions. Employees vest immediately.

As of September 30, 1995, the Company had an employment agreement with one executive officer and one other employee. The executive officer's agreement provides that severance payments, of the two year's salary, to be made to such officer upon a change of control of the Company. The employee's agreement provides that such employee may be entitled to receive a bonus based upon his performance, such bonus to be declared at the sole discretion of the President of the Company. See Note 14.

Data Switch Corporation v. Memry Corporation, et al.
---------------------------------------------------

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

Catizone v. Memry Corporation
-----------------------------
The Company is a defendant in an action entitled Catizone v. Memry Corporation,
                                                 -----------------------------
et al., No 91 Civ. 8023 (United States District Court, Southern District of New
-----
York). In November 1991, Mr. Pat Catizone commenced an action against the Company, American Stock Transfer & Trust Co. ("AST&T"), and Mr. Neil E. Rogen, relating to Mr. Catizone's claim of ownership to 10,000 shares of the Company's Common Stock. In June, 1991, Mr. Catizone delivered to AST&T a certificate representing 10,000 shares of the Company's Common Stock in the name of Mr. Rogen and bearing a restrictive transfer legend and requested that the Company issue a certificate without a restrictive legend in the name of Mr. Catizone. Mr. Catizone claimed to have acquired the certificate from Mr. Perry Constantinou as collateral for a loan made some years earlier, who had in turn acquired the certificate from Mr. Rogen in 1984 or 1985. The Company refused Mr. Catizone's request on the grounds that Mr. Rogen's transfer to Mr. Constantinou was in violation of the federal securities laws. Mr. Catizone commenced his action in the Supreme Court of the State of New York, but the action was removed by the defendants to the United States District Court for the Southern District of New York. Mr. Catizone is seeking an order directing the Company to issue an unrestricted certificate representing 10,000 shares of the Company's Common Stock in his name, together with damages equal to the difference between the market value of the stock from the time that he first made demand on AST&T through the date of trial, as well as attorneys' fees and costs. The Company filed a Motion for Summary Judgment in September 1993. On July 25, 1995, the Court issued an opinion by which it granted the Company's favor. Mr. Catizone has appealed from the entry of judgment, and judgment was shortly thereafter entered in the Company's favor. Mr. Catizone has appealed from the entry of judgment in the Company's favor, which appeal is entitled Catizone v. Memry
                                                          -----------------
Corp., et al., No. 95-7874, pending before the United States Court of Appeals
----
for the Second Circuit. The Company intends to contest the appeal vigorously.

Neil E. Rogen v. Memry Corporation
----------------------------------
In September 1992, Neil E. Rogen, formerly an officer and director of the Company, brought an action against the Company for the alleged breach of an employment agreement between Mr. Rogen and the Company and for indemnification for legal expenses incurred by Mr. Rogen in connection with an investigation of and subsequent lawsuit against Mr. Rogen by the Securities and Exchange Commission and certain related and unrelated lawsuits. Mr. Rogen commenced his action in the United States District Court for the Southern District of New York. Mr. Rogen is seeking at least $215,000 plus interest, costs and attorney's fees as damages for the alleged breach of his employment agreement, and in excess of $312,000 plus attorney's fees as indemnification for expenses incurred in connection with the investigation and the lawsuits. On December 22, 1992, the Company filed an answer and a counterclaim against Mr. Rogen, alleging breaches of fiduciary duty and unauthorized acts by Mr. Rogen and seeking monetary damages for the same. In April 1994, the Company moved for summary judgment with respect to all counts of Mr. Rogen's complaint. On May 23, 1995, the Court issued an Opinion by which it granted the Company's Motion for Summary Judgement on grounds of improper venue. Judgement was subsequently entered in the Company's favor. Counsel for Mr. Rogen has indicated that he intends to refile the action in a different venue. The Company intends to contest the case vigorously.

SFC Valve Corporation v. Wright Machine Corporation, et al.
----------------------------------------------------------
The Company had been named in a suit SFC Valve Corporation vs. Wright Machine Corporation. This suit was settled by the Company during fiscal year ended June 30, 1995 for $70,000.

NOTE 7.  REVOLVING LOAN, NOTES PAYABLE AND SHORT-TERM DEBT

In connection with the acquisition of Wright, Wright entered into a revolving loan, term loan and security agreement (collectively, the "Loan Agreement") which is guaranteed by the Company. The Loan Agreement includes a revolving loan, a mortgage and a term loan. The revolving loan as amended by a Forbearance Agreement dated April 11, 1995 provides a revolver limit equal to the lesser of the sum of 80% of eligible accounts receivable plus 40% of net inventories not to exceed $350,000 (and on and after May 15, 1995 not to exceed $300,000) less a reserve of $60,000 (to be increased to $100,000 on or prior to May 15, 1995) or $1,150,000.

The term loan is collateralized by machinery and equipment having a net book value of $47,000 and the mortgage loan is collateralized by land and building with net book values of $166,000 and $771,000, respectively, all at September 30, 1995.

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

The bank agreed to a Forbearance Agreement, which agreement was executed as of November 15, 1993; however, Wright was required to paydown an additional $350,000 of its debt to the bank and the Company was required to place as collateral $150,000 in the form a Certificate of Deposit. Wright and its bank also agreed that the interest rate on the term loan, the mortgage loan and the revolving loan be increased from the lender's base rate plus 1%, to the lender's base rate plus 4% (13.00% at June 30, 1995). On March 11th, June 29th, October 7th and October

12th, 1994, and April 11, 1995 the Forbearance Agreement was further amended. Pursuant to the terms of the April 11, 1995 agreement the bank agreed to forbear from accelerating the loan payments and enforcing the existing defaults through July 1, 1995 upon certain conditions.

As of July 20, 1995, Shawmut Bank, N.A. (the "Bank") and Wright executed a Third Amendatory Agreement to Revolving Loan, Term Loan and Security Agreement by which the Bank has agreed to extend the termination date of its revolving loan to Wright Machine to July 1, 1996, if not sooner demanded, subject to Wright's continue compliance with certain covenants include in Revolving Loan, Term Loan and Security Agreement dated February 7, 1990 as amended to date ( as so amended, the "Loan Agreement" ). The bank also agreed that the final installment on the mortgage note and term note evidence indebtedness owed by Wright to the Bank would be set at July 1, 1996. Among other things, the Loan Agreement requires Wright to pay transaction fees of $1,500 per month for the period from July 1, 1995 through September 30, 1995, $3,000 per month for the period from October 1, 1995 through December 31, 1995, and $4,500 per month for the period from January 1, 1996 through May 31, 1996, and $6,000 per month for the period from April 1, 1996 through June 30, 1996. However, if Wright meets or exceeds certain projected net income levels for six months ended December 31, 1995 and continues to meet or exceed projected monthly net income levels thereafter, then the monthly fee will remain at $3,000. If at any time after December 31, 1995, however, Wright fails to meet or exceed net income projections the fee will increase to $4,500 per month for the next three months and to $6,000 per month thereafter in which there are outstanding obligations of Wright owed to the Bank. Interest on the revolving loan, mortgage loan and term loan has been reset to the Bank's base rate plus 4%. The Company also reaffirmed its guaranty of all Wright's obligations to the Bank and reaffirmed its subordination of certain obligations owed by Wright. There can be no assurance that the Company and Wright will not be in breach of the Loan Agreement in the future, or that the Bank will agree to a further extension or a forbearance in such event.

Notes payable consists of a 12% note payable to an officer of the Company, a 4% note payable to a significant shareholder of the Company's stock, and a 12% and 6% note payable to companies in which an officer of the Company exerts significant influence. It also consists of a $763,000 debt to Connecticut Innovations, Incorporated. The debt was to be convertible into common stock had the Company filed, with the Securities and Exchange Commission, a registration statement on or before February 28, 1995. That event did not occur. Therefore, the Company was in default of this agreement as of September 30, 1995. The Company has since, on October 12, 1995, executed a First Amendment to the Convertible Subordinated Debenture Purchase Agreement (see Note 14). This debt has been classified as current because it became due on demand following the default of the agreement.

Interest expense to related parties approximated $6,000 and $8,000 for the periods ended September 30, 1995 and 1994, respectively.

NOTE 8.  SEGMENT INFORMATION

The Company is principally engaged in two business segments: Memry Segment ("Memry") and Wright Machine Segment ("Wright"). All businesses are located domestically. Wright includes the manufacturing and marketing of metals parts and components machined on screw machines and smaller metal working machines. Memry is engaged in developing, manufacturing and marketing products and components utilizing the properties exhibited by shape memory alloys. Memry's revenues include product development contracts for outside customers. Memry expenses include internally funded research as well as all costs associated with outside clients. There were significant intersegment sales or transfers.

Operating loss is total revenue less operating expenses, excluding interest. Identifiable assets of each segment are the assets used by that segment in its operations, excluding general corporate assets. General corporate assets are principally cash, deposits and other receivables.

                                         Sept. 30,        Sept. 30,
Revenues                                      1995             1995
--------                                 ---------        ---------

  Wright                                   $   876              939
  Memry                                        305              402
                                           -------          -------
     Total operating revenues              $ 1,181          $ 1,341
                                           =======          =======
Operating loss
--------------
  Wright                                   $    11          $   (47)
  Memry                                       (331)            (269)
                                           -------          -------
     Total operating loss                  $  (320)         $  (316)
                                           =======          =======
Interest                                       (55)             (66)
---------                                  -------          -------
     Net loss                              $  (375)         $  (382)
                                           =======          =======
Assets
------
  Wright                                   $ 2,357          $ 2,797
  Memry                                      1,331              871
                                           -------          -------
     Total assets                          $ 3,688          $ 3,668
                                           =======          =======
Deprectiation and amortization
------------------------------
  Wright                                   $    13          $    58
  Memry                                         11               12
                                           -------          -------
     Total assets                          $    24          $    70
                                           =======          =======
Capital Expenditures
--------------------
  Wright                                   $     -          $     -
  Memry                                          3               57
                                           -------          -------
     Total assets                          $     3          $    57
                                           =======          =======

Depreciation and amortization includes depreciation and amortization of capital assets, including patents.

NOTE 9.  STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

On July 19, 1994, the shareholders approved the adoption of the Memry Corporation Stock Option Plan. Six hundred thousand (600,000) shares of Common Stock are authorized to be issued pursuant to this Plan, and as of September 30, 1995, options to purchase 431,500 shares of Common Stock have been granted at a per share exercise price of $2.34 or $4.40, which represents the fair market value of the underlying shares at the date of grant.

NOTE 10.  SUBSEQUENT EVENTS

On October 12, 1995, the Company amended a Convertible Subordinated Debenture Purchase Agreement (as so amended, the "Purchase Agreement"), dated as of December 22, 1994, with Connecticut Innovations, Incorporated ("CII"). Pursuant to the Purchase Agreement, CII acquired from the Company the following (the "CII Securities"): (i) a Convertible Subordinated Debenture, dated December 22, 1994, in the principal amount of $763,208, as amended by a First Addendum to Convertible Subordinated Debenture dated as of October 12, 1995 (as so amended, the "Debenture") currently convertible into Common Stock, subject to the limitation set forth below, at a conversion price of $0.80 per share, (ii) a warrant, dated December 22, 1994, as amended by a First Addendum to Stock Subscription Warrant (as so amended, the "Class I Warrants"), initially exercisable to purchase 508,805 shares of Common Stock at a price of $2.15 per share and currently exercisable, subject to the limitation set forth below, to purchase 1,176,269 shares of Common Stock at a price of $0.93 per share, (iii) a warrant, dated December 22, 1994, as amended by a First Addendum to Stock Subscription Warrant (as so amended the "Class II Warrants"), initially exercisable to purchase 305,283 shares of Common Stock at a price of $2.75 per share and currently exercisable, subject to the limitation set forth below, to purchase 705,485 shares of Common Stock at a price of $1.19 per share, and (iv) a warrant, dated December 22, 1994, as amended by a First Addendum to Stock Subscription Warrant (as so amended, the "Class III Warrants"), initially exercisable to purchase 100,000 shares of Common Stock at an exercise price of $1.00 and currently exercisable, subject to the limitations set forth below, to purchase 100,000 shares at an exercise price of $0.65, such warrant being an amendment and restatement of a warrant previously held by CII to purchase 10,000 shares of Common Stock at an exercise price of $10.00 per share.

Pursuant to the Purchase Agreement, CII purchased the Debenture, the Class I Warrants and the Class II Warrants for an aggregate purchase price of $763,208, comprised of (i) $370,153 cash, (ii) delivery to the Company by CII of a 10% Convertible Demand Note of the Company in the principal amount of $334,847 (the "Note") marked paid in full, and (ii) delivery to the law firm of Finn Dixon & Herling as escrow agent (the "Escrow Agent") of a check in the amount of $45,000 pursuant to an Escrow Agreement dated as o;f December 22, 1994, as amended October 12, 1994, among the Company, CII and the Escrow Agent. Pursuant to the terms of the Purchase Agreement, the Company is required to file a registration statement (the "Registration Statement")
to cover, inter alia, the resale of CII of the Shares of Common Stock underlying
          ----------
the CII Securities (the "Registrable Securities") and is required to cause the Registration Statement to become effective no later than March 15, 1996, maintain the effectiveness of the Registration Statement for a period of three years from its effective date, subject to the provisions of the Purchase Agreement, and use its best efforts to allow CII to continually sell Registrable Securities pursuant to such Registration Statement free from any stoop orders or suspensions by the Company or advice of counsel to the contrary. The exercise or conversion, ass applicable, of the CII Securities is subject to the limitations that prior to the earlier to occur of December 20, 1995 or the date on which the Company has authorized and reserved for issuance a sufficient number of shares to allow for the full exercise and conversion of the Registrable Securities, (i) none of the Class I Warrants, the Class II Warrants nor the Class III Warrants may be exercised and (ii) the Debenture may not be converted at a per share price other than $1.50.

CII has been granted a "put" right if (i) at any time before the earlier of October 12, 2005 and the date of which CII ceases to hold at least 35% of the Registrable Securities the Company ceases to (a) maintain its corporate headquarters and a majority of its shape memory business operations in the State of Connecticut, (b) base its president and chief executive officer, all of its administrative and financial staff, all of its marketing and customer service staff (excluding individuals specific to Wright only), and all of its research and development staff in the State of Connecticut, (c) conduct a majority of its operations in the aggregate (including manufacturing and production), directly or through subcontractors and through licensed operations, in the State of Connecticut (excluding Wight's business related to the production of screw machine products and taper pins), and (d) maintain its principal bank accounts with banks located in the State of Connecticut, excluding all banks associated with W right; or (ii) the Company fails (a) to cause the effectiveness of the Registration Statement by March 15, 1996, (b) to keep the Registration Statement effective for an aggregate of 120 days during any rolling twelve month period, or (c) to have authorized and unissued shares of Common Stock reserved for the full exercise and conversion of the CII Securities by December 20, 1995. Upon CII's exercise of its put, the Company shall be obligated to; purchase from CII all CII Securities and Registrable Securities held at the time by CII for price equal to the greater of (i) the amount of CII's investment plus an amount calculated to yield to CII a compounded rate of return of 25% per annum plus, in the case of Common Stock issued upon the exercise of the Class I price paid to acquire Common Stock, or (ii) the difference between the product of the current market price per share of the Common Stock included within or acquirable upon the exercise prices that would have to be paid upon the full exercise of the remaining Class I Warrants, Class II Warrants and Class III Warrants included within the CII Securities and the Registrable Securities.

On November 7, 1995, William H. Morton, Jr. joined the Company as Senior Vice President and Chief Operating Officer. Mr. Morton's employment agreement provides for a two-year term of employment, which term automatically renews for successive one-year periods unless either Mr. Morton or the Company gives the other notice of his or its intention not to renew such contract. This agreement entitles Mr. Morton to an annual salary of $150,000. In addition, as consideration for past services rendered by either Mr. Morton individually or through The Risor Corporation, this agreement entitles Mr. Morton to 50,000 shares of Common Stock of the

Company as well as payment of $50,000 to The Risor Corporation. This agreement also grants to Mr. Morton options exercisable to purchase 125,000 shares of Common Stock for an exercise price of $0.90, exercisable in five equal annual installments, terminating on November 7, 2005. In the event of a change in control of the Company, these options will become immediately exercisable.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results.

     (a)  LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of ($375,000) and ($382,000), and negative cash flow from operations of ($1,128,000) and ($609,000), for the quarters ended September 30, 1995 and 1994, respectively. As a result, the Company has stockholders' equity of $30,000 and its current liabilities exceeded its current assets by $1,212,000 as of September 30, 1995. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company anticipates that it will continue to incur losses from operations until the fourth quarter, at which time the Company expects to be cash flow positive for the following reasons. The Company plans to maintain stringent control on expenses while increasing its revenues and improving gross profit margins. The Company believes the $2,492,000 of capital it raised through private placements, most of which occurred during the last quarter of fiscal 1995, and the $1,561,000 of capital it raised during the quarter ending September 30, 1995 is sufficient to satisfy the Company's working capital needs for fiscal 1996. In addition, the Company renegotiated the debt of its subsidiary, Wright Machine Corporation ("Wright"), with its bank through July 1, 1996 (see Note 7). However, it is the Company's intent to seek refinancing with more favorable terms during fiscal 1996, although there can be no assurances that the Company will be successful. On October 12, 1995, the Company amended its Convertible Subordinated Debenture Purchase Agreement with Connecticut Innovations, Incorporated (see Note 10).

     (b)  RESULTS OF OPERATIONS

REVENUES
--------
Sales: Overall revenues decreased to $1,181,000 in the first quarter ended
-----
September 30, 1995 from $1,341,000 during the same period in fiscal 1995, a decrease of $160,000, or 12%. Revenues relating to the Memry Segment were responsible for 61% of the decrease.

Memry Sales. Revenues relating to the Memry Segment decreased to $305,000 during the period ending September 30, 1995 from $402,000 during the same fiscal 1995 period, a decrease of $97,000, or 24%. Sales of the MEMRYSAFE(R) and ULTRAVALVE(TM) product lines were $83,000 and $238,000 during the first fiscal quarters of fiscal 1996 and 1995, respectively. The primary reason for this decrease is that an Australian customer, Rye Australia Pty. Limited ("Rye"), accounted for approximately $187,000 of the MEMRYSAFE (R) product sales in the first quarter of fiscal 1994. Although Keller Australia Pty. Ltd. replaced Rye as the Company's Australian distributor in November of 1994, there were no shipments to this customer during the frist quarter of fiscal 1995. Sales of shape memory alloy, wire and wire shapes, shape memory polymers and FIRECHECK(R) were approximately $58,000, as compared to $39,000 in the first quarter of fiscal 1995, an increase of $19,000, or 49%. Research and development revenues increased $40,000, or 32%, during the first quarter of fiscal 1996 to $165,000 from $125,000. The backlog of government sponsored contracts as of September 30, 1995 was $784,000 of which $533,000 is a three-year NASA contract awarded in March of 1995.

Wright Sales. Wright Machine Segment sales decreased to $876,000 during the first quarter of fiscal 1996 from $939,000 during the same period in fiscal 1995, a decrease of $63,000, or 7%. This reduction is the result of liquidity constraints which occurred during the last quarter of fiscal 1995.

COST AND EXPENSES
-----------------

Manufacturing Costs.  Manufacturing costs decreased to $898,000 in the quarter
-------------------
ended September 30, 1995 from $975,000 in the same period last fiscal year, a decrease of $77,000, or 8%. The overall gross profit margin was 12% in the first quarter fiscal 1996, as compared to 20% in the first quarter of fiscal 1995.

Memry Manufacturing Costs. Memry Segment' manufacturing costs were $161,000 at September 30, 1995 as compared to $180,000 at September 30, 1994, a decrease of $19,000, or 11%, with margins of (15%) and 35%, respectively. The decrease in margin is attributable to the decrease in sales and the increase in re-engineering costs of the MEMRYSAFE (R) products.

Wright Manufacturing Costs. Wright Machine Segment's manufacturing costs for the first quarter of fiscal 1996 were $737,000 as compared with $795,000 during the same period in fiscal 1995, a decrease of $58,000, or 7%. The reduction is attributible to the reduced sales. Wright's profit margin improved marginally to 16% from 15% in the quarters ending September 30, 1995 and 1994, respectively.

Research and Development Costs. Research and development costs were $137,000 in the first quarter of fiscal 1996 compared to $83,000 during the same period in fiscal 1995. This increase of $54,000, or 65%, was due to the increase in the research and development contract revenue and additional development work.

General, Selling and Administrative Expenses ("GS&A"). Overall GS&A decreased
-----------------------------------------------------
$87,000, or 16%, to $442,000 during the period ended September 30, 1995 from $529,000 during the same period in fiscal 1994. The reduction is due to negotiated discounts on accounts payable.

Depreciation and Amortization Expense. Depreciation expense was $24,000 in the
-------------------------------------
first three months of fiscal 1996, as compared with $70,000 during the same period in fiscal 1995. The $46,000, or 66%, decrease is primarily a result of assets becoming fully depreciated.

Interest Expense. Interest expense decreased in fiscal 1996 to $55,000 from
----------------
$66,000 in the periods ending September 30, 1995 and 1994, respectively. This $11,000, or 17%, decrease is primarily due to the reduction in notes and loans payable.

Net Loss.
--------

Overall. Net loss for the first quarter in fiscal 1996 was ($375,000) as
-------
compared to ($382,000) for the same period in fiscal 1995, a marginal improvement of $7,000.

Memry Segment. Memry Segment' net loss for the quarter ended September 30, 1995 was ($346,000) as compared with fiscal 1995's first quarter net loss of ($282,000). The increased loss of $64,000, or 23%, is the result of lower revenues.

Wright Segment. Wright Machine Segment's net loss for the quarter ended September 30, 1995 was ($29,000) as compared to ($100,000) for the quarter ended September 30, 1994. Wright's $71,000, or 71%, improvement is primarily the result of higher margins and lower GS&A.

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 112 "Accounting for Postemployment Benefits," which was required to be implemented by the Company in fiscal 1995. Because the Company generally does not provide such benefits, the adoption of this statement was not material to the Company's fiscal 1995 financial results.

PART II- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Incorporated by reference to Note 6 to the financial statements.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Incorporated by reference to Note 7 to the financial statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS
10.1      Third Amendatory Agreement, dated July 20, 1995, to Revolving Loan,           (1)
          Term Loan, and Security Agreement, dated February 6, 1990, between
          Wright Machine Corporation and Shawmut Bank Connecticut, N.A.
          (formerly known as Connecticut National Bank)

10.2      Notes and Mortgage Modification Agreement, dated as of July 20, 1995          (1)
          between Wright Machine Corporation and Shawmut Bank Connecticut, N.A.


10.3      Reaffirmation and Amendment of Subordination Agreement, dated July 20,        (1)
          1995 from the Company to Shawmut Bank Connecticut, N.A.

10.4      Reaffirmation of Guaranty, dated July 20, 1995 from the Company to            (1)
          Shawmut Bank Connecticut, N.A.

10.5      Form of Securities Purchase Agreement relating to sales of shares of          (1)
          Series G Preferred Stock of the Company

10.6      First Amendment to Convertible Subordinated Debenture Purchase                (1)
          Agreeement, dated October 12, 1995, between the Company and CII

10.7      First Addendum to Convertible Subordinated Debenture Purchase                 (1)
          Agreeement, dated October 12, 1995, made by the Company and agreed to by CII

10.8      First Addendum to Stock Subscription Warrant (re:Warrant No. 94-4),           (1)
          dated October 12, 1995, made by the Company and agreed to by CII

10.9      First Addendum to Stock Subscription Warrant (re:Warrant No. 94-5),           (1)
          dated October 12, 1995, made by the Company and agreed to by CII

10.10     First Addendum to Stock Subscription Warrant (re:Warrant No. 94-6),           (1)
          dated October 12, 1995, made by the Company and agreed to by CII

10.11     Amendment to Escrow Agreement, dated October 12, 1995, among the              (1)
          Company, CII and Finn, Dixon & Herling as escrow agent

10.12     Employment Agreement, dated November 7, 1995, between the Company and
          William H. Morton, Jr.

11        Statement regarding computation of per share earnings on both a               (1)
          primary and fully diluted basis.

--------------------
(1)       Incorporated by reference from the Company's Annual Report on Form 10-
          KSB for the fiscal year ended June 30, 1995.

---------
(b)  REPORTS ON FORM 8-K

A Form 8-K was filed on September 27, 1995 with respect to disclosure regarding
Item 4, Changes in the Company's Certifying Accountants.

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Memry Corporation
                                        -----------------


Date:     November  13, 1995            /s/James G. Binch
                                        -----------------
                                        James G. Binch
                                        President, CEO and Director
                                        (Principal Executive Officer)



Date:     November  13, 1995            /s/Wendy A. Gavaghan
                                        --------------------
                                        Wendy A. Gavaghan
                                        Corporate Controller
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit                                                                             Sequential
Number                    Description of Exhibit                                       Page
-------                   ----------------------                                       ----

10.1      Third Amendatory Agreement, dated July 20, 1995, to Revolving Loan,           (1)
          Term Loan, and Security Agreement, dated February 6, 1990, between
          Wright Machine Corporation and Shawmut Bank Connecticut, N.A.
          (formerly known as Connecticut National Bank)

10.2      Notes and Mortgage Modification Agreement, dated as of July 20, 1995          (1)
          between Wright Machine Corporation and Shawmut Bank Connecticut, N.A.

10.3      Reaffirmation and Amendment of Subordination Agreement, dated July 20,        (1)
          1995 from the Company to Shawmut Bank Connecticut, N.A.

10.4      Reaffirmation of Guaranty, dated July 20, 1995 from the Company to            (1)
          Shawmut Bank Connecticut, N.A.

10.5      Form of Securities Purchase Agreement relating to sales of shares of          (1)
          Series G Preferred Stock of the Company

10.6      First Amendment to Convertible Subordinated Debenture Purchase                (1)
          Agreeement, dated October 12, 1995, between the Company and CII

10.7      First Addendum to Convertible Subordinated Debenture Purchase                 (1)
          Agreeement, dated October 12, 1995, made by the Company and agreed to by CII

10.8      First Addendum to Stock Subscription Warrant (re:Warrant No. 94-4),           (1)
          dated October 12, 1995, made by the Company and agreed to by CII

10.9      First Addendum to Stock Subscription Warrant (re:Warrant No. 94-5),           (1)
          dated October 12, 1995, made by the Company and agreed to by CII

10.10     First Addendum to Stock Subscription Warrant (re:Warrant No. 94-6),           (1)
          dated October 12, 1995, made by the Company and agreed to by CII

10.11     Amendment to Escrow Agreement, dated October 12, 1995, among the              (1)
          Company, CII and Finn, Dixon & Herling as escrow agent

10.12     Employment Agreement, dated November 7, 1995, between the Company and
          William H. Morton, Jr.

11        Statement regarding computation of per share earnings on both a           (1)
          primary and fully diluted basis.

--------------------
(1) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.