Form 10QSB
period 1995-12-31
MEMRY CORP
filed 1996-02-14
CIK 720896

                    U.S. Securities and Exchange Commission
                            Washington, D.C.   20549

                                  Form 10-QSB

                                   (Mark One)
           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  December 31, 1995
                                              --------------------

            [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT FO 1934

              For the transition period from ________ to ________

                Commission file number   0-14068
                                       ---------------------

                               Memry Corporation
                   -----------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

                     Delaware                   06-1084424
                   -----------------------------------------
        (State or other jurisdiction      (IRS Employer Identification No.)
        of incorporation or organization)

               57 Commerce Drive, Brookfield, Connecticut  06804
               -------------------------------------------------
                   (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of December 31, 1995, 8,241,527 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):
[ ]Yes  [X]No

                                     INDEX

                         PART I - FINANCIAL INFORMATION

               Page

ITEM 1.   Financial Statements

 Consolidated Balance Sheet as of                                     3
  December 31, 1995 and June 30, 1995

 Consolidated Statement of Operations for                             4
  the three months and six months
  ended December 31, 1995 and 1994

 Consolidated Statement of Cash Flows for                             5
  the six months ended December 31,
  1995 and 1994

 Notes to the Consolidated Financial Statements                       6



ITEM 2.   Management's Discussion and Analysis or Plan
          of Operation                                                6

                          PART II - OTHER INFORMATION


ITEM 2.   Changes in Securities                                       10

ITEM 4.   Submission of Matters to a Vote of Security Holders         10

ITEM 6.   Exhibits and Reports on Form 8-K                            11

        MEMRY CORPORATION AND SUBSIDIARY
        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                     December 31,     June 30,
                                                         1995           1995
ASSETS                                               ------------     --------
Current assets
  Cash and cash equivalents                               $49,000    $1,145,000
  Accounts receivable less allowances
  of $62,000 and $53,000                                  830,000       691,000
  Inventories, net                                        943,000       849,000
  Prepaid expenses and other                               16,000        24,000
                                                       ----------    ----------
Total current assets                                    1,838,000     2,709,000

Property, Plant & Equipment, net                        1,195,000     1,233,000

Other Assets
  Patents, at cost, net of accumulated
   amortization of $59,000 and $57,000                      3,000         5,000
  Deposits and sundry                                      33,000        32,000
                                                       ----------    ----------
  Total other assets                                       36,000        37,000

Total assets                                           $3,069,000    $3,979,000
                                                       ==========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts Payable and accrued expenses                $1,114,000    $2,189,000
  Notes payable                                         1,040,000     1,163,000
  Mortgage loan payable                                   519,000       910,000
  Revolving loan                                          576,000       570,000
  Term note payable                                        99,000       167,000
  Current portion of capital lease obligations              4,000         4,000
                                                       ----------    ----------
Total Current Liabilities                              $3,352,000    $5,003,000

Capital Lease Obligation, less current portion              6,000         7,000

Commitments and Contingencies

Stockholders' deficit
  Preferred stock, $100 par value, authorized
   100,000 shares of Series G, 424 shares issued
   and outstanding                                         42,000        19,000
  Common stock, $.01 par value; authorized shares -
   25,000,000 issued and outstanding shares -
   8,241,527                                               82,000        80,000
  Additional paid-in capital                           31,362,000    29,874,000
  Accumulated deficit                                 (31,775,000)  (31,004,000)
                                                       ----------    ----------
  Total stockholders' deficit                            (289,000)   (1,031,000)

Total liabilities and stockholders' deficit            $3,069,000    $3,979,000

                                      -3-


See Notes to Consolidated Financial Statements

                       MEMRY CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 For Three months ended December 31,
                                                         1995           1994
                                                       ----------     --------
Product sales                                          $1,000,000    $1,080,000
                                                       ----------    ----------

Cost of Sales
   Manufacturing                                          680,000       873,000
   Research and development                                98,000        46,000
                                                       ----------    ----------
Gross Profit                                              222,000       161,000

Operating Expenses
   General, selling, and administrative                   539,000       504,000
   Depreciation and amortization                           24,000        97,000
                                                       ----------    ----------
                                                          563,000       601,000
                                                       ----------    ----------
Operating loss                                          (341,000)     (440,000)
                                                       ==========    ==========
Interest Expense                                           55,000       111,000

Net loss                                               ($396,000)    ($551,000)
                                                       ==========    ==========
Weighted average of common shares outstanding           8,172,000     5,340,122
Net loss per share                                        ($0.05)       ($0.10)
                                                       ==========    ==========


                                                  For Six months ended December 31,
                                                         1995           1994
                                                       ---------     ---------
Product sales                                          $2,181,000    $2,421,000
                                                       ----------    ----------

Cost of Sales
   Manufacturing                                        1,578,000     1,906,000
   Research and development                               235,000       127,000
                                                       ----------    ----------
Gross Profit                                              368,000       388,000

Operating Expenses
   General, selling, and administrative                   981,000     1,004,000
   Depreciation and amortization                           48,000       140,000
                                                       ==========    ==========
Operating loss                                          (661,000)     (756,000)
                                                       ==========    ==========
Interest Expense                                          110,000       177,000
                                                       ----------     ---------

Net loss                                               ($771,000)    ($933,000)
                                                       ==========    ==========
Weighted average of common shares outstanding           8,131,000     5,169,739
Net loss per share                                        ($0.09)       ($0.18)
                                                       ==========    ==========

                                      -4-
See Notes to Consolidated Financial Statements.

                       MEMRY CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                  For Six Months Ended December 31,
                                                         1995           1994
                                                       --------       --------
Operating Activities                                   ($771,000)    ($933,000)
Net loss
Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                          48,000      155,000
    Change in operating assets and liabilities:
      Increase in accounts receivable                   (139,000)     (202,000)
      Increase in inventories                            (56,000)      (34,000)
      Increase in prepaid & other                        (10,000)      (30,000)
      Decrease in accounts payable and accrued
        expenses                                      (1,025,000)     (188,000)
                                                     ------------  ------------
Cash used in operating activities                    ($1,953,000)  ($1,232,000)

Investing Activities
  Purchases of property, equipment and patents            (3,000)      (57,000)
                                                     ------------  ------------
Financing Activities
Proceeds from sale of stock                             1,561,000       615,000
Common stock issue costs                                (125,000)      (24,000)
Net proceeds from revolving line                            6,000         9,000
Payments on notes payable                               (123,000)       (3,000)
Principle payments on short term debt                   (459,000)       721,000
                                                     ------------  ------------
Cash provided by financing activities                     860,000     1,318,000

Decrease in cash and cash equivalents                 (1,096,000)        29,000
Cash and cash equivalents at the beginning of year      1,145,000       201,000
                                                     ------------  ------------
Cash and cash equivalents at the end of year              $49,000      $230,000
                                                     ============  ============

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.


NOTE B.  STOCKHOLDER'S EQUITY

At the annual shareholders' meeting held December 19, 1995, a proposal to increase the number of authorized shares of common stock from 10,000,000 to 25,000,000 was approved by a vote of shareholders'.

On June 26, 1995 and July 17, 1995, FirstInvest Holding Ltd., Inc. ("FirstInvest") purchased 193 shares and 230 shares, respectively, of Series G Preferred Stock of the Company at a per share price of $6,500, for an aggregate
purchase price of $2,749,500.   Each share of Series G Preferred Stock is
convertible into 10,000 shares of Common Stock (which conversion ratio is subject to adjustment). As of February 13, 1996, FirstInvest beneficially owned more than five percent of both the Series G Preferred Stock and the Common.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results.

     (A) LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of ($771,000) and ($933,000), and negative cash flow from operations of ($1,953,000) and ($1,232,000), for the six months ended December 31, 1995 and 1994, respectively. As a result, the Company has a stockholders' deficit of ($289,000) and its current liabilities exceeded its current assets by $1,514,000 as of December 31, 1995, as compared to a stockholders' deficit of $1,031,000 and an excess of current liabilities over current assets of $2,294,000 as of December 31, 1994.

The Company anticipates that it will continue to incur losses from operations until the fourth quarter, at which time the Company expects to be cash flow positive, for the following reasons. The Company plans to maintain stringent control on expenses while increasing its revenues and improving gross profit margins. The Company received a twenty-two month, $308,000 research and development contract in February 1996 from McDonnell Douglas related to a smart materials actuator for a helicopter rotor trim tab. The Company also announced on January 30, 1996 that it will be the exclusive supplier to Nicklaus Golf Equipment of components to be used in a new line of wedges and a putter named the IQ Insert. In addition, the Company expects sales of its shape memory alloy ("SMA") wire to increase as a result of a new application development for the medical wire business. However, there can be no assurances that the Company will successfully increase revenues sufficiently to become cash flow positive by the fourth quarter .

     (B) RESULTS OF OPERATIONS

Six months ended December 31, 1995 compared to six months ended December 31,
----------------------------------------------------------------------------
1994
----

Overall revenues decreased to $2,181,000 in the first half of fiscal 1996 from $2,421,000 during the same period in fiscal 1995, a decrease of $240,000, or
10%.   Revenues relating to the Memry Segment decreased to $575,000 during the six months ending December 31, 1995 from $610,000 during the same fiscal 1995 period, a decrease of $35,000, or 6%. Memry Segment product sales, exclusive of research and development contract revenues, decreased $79,000 to $298,000 for the six months ended December 31, 1995 as compared with $377,000 during the same period of fiscal 1995, a decrease of 21%. This is largely attributable to the reduction in MEMRYSAFE(R) product sales to the Australian market. Research and development revenues increased $44,000, or 19%, during the six months ended December 31, 1995 to $277,000 from $233,000 billed during the six months ended December 31, 1994. The increase of research and development revenues is the result of Wright Machine Segment's increased billings for the work of subcontractors. Wright Machine Segment sales decreased to $1,606,000 during the first six months of fiscal 1996 from $1,811,000 during the same period in fiscal 1995, a decrease of $205,000, or 11%. This reduction is the result of raw material suppliers increasing prices and requiring payment in advance, resulting in liquidity constraints.

Manufacturing costs decreased to $1,578,000 in the six months ended December 31, 1995 from $1,906,000 in the period ending December 31, 1994, a decrease of $328,000, or 17%. The overall gross profit margin was 17% in the first six months of fiscal 1996, as compared to 16% in the first six months of fiscal 1995. Memry Segment manufacturing costs were $281,000 at December 31, 1995 compared to $279,000 at December 31, 1994, an increase of $2,000, with gross profit margins of 6% and 26%, respectively. The decrease in the Memry Segment margin is attributable to the decrease in sales and the increase in re-engineering costs of the MEMRYSAFE (R) products. Research and development costs were $235,000 in the first six months of fiscal 1996 compared to $127,000 during the same period in fiscal 1995. This increase of $108,000, or 85%, was due to the increase in the research and development contract revenue and additional development work by outside subcontractors related to the government contracts. Wright Machine Segment's manufacturing costs for the first six months of fiscal 1996 were $1,297,000 as compared with $1,626,000 during the same period in fiscal 1995, a decrease of $329,000, or 20%. The reduction is directly attributible to the reduced sales.

General, Selling and Administrative Expenses ("GS&A") decreased $23,000, or 2%, to $981,000 during the period ended December 31, 1995 from $1,004,000 during the same period in fiscal 1995. This is the result of a decrease in the auditing fees and a reduction of administrative employees at the Wright Segment.

Depreciation and amortization expense was $48,000 in the first six months of fiscal 1996, as compared with $140,000 during the same period in fiscal 1995. The $92,000, or 66% decrease is primarily a result of assets at the Wright Machine Segment becoming fully depreciated. There was virtuually no change at the Memry Segment.

Interest expense decreased in the first six months of fiscal 1996 to $110,000 from $177,000 in the six months ending December 31, 1994. This $67,000, or 38% decrease is primarily due to a paydown of the Wright Machine Segments mortgage with its bank.

Net loss for the first six months of fiscal 1996 was ($771,000) as compared to ($933,000) for the same period in fiscal 1995, an improvement of $162,000, or 17%. The $41,000, or 6%, increase in the Memry Segment net loss to ($754,000) for the six months ended December 31, 1995 from ($713,000) for the six months ended December 31, 1994, was offset by the $203,000, or 92% improvement in the Wright Machine Segment loss, to ($17,000) for the six months ended Decmber 31, 1995 from ($220,000) for the six months ended December 31, 1994. The Memry Segment increase in net loss is attributable to lower sales. However, the Wright Segment improvement is due to lower GS&A and reduced depreciation expense.

Three months ended December 31, 1995 compared to three months ended December 31,
--------------------------------------------------------------------------------
1994
----

Overall revenues decreased to $1,000,000 in the three months ended December 31, 1995, from $1,080,000 during the same period in fiscal 1995, a decrease of
$80,000, or 7%.   Revenues relating to the Memry Segment increased to $270,000 during the three month period ended December 31, 1995 from $208,000 during the same period in fiscal 1995, an increase of $62,000, or 30%. Product sales, exclusive of research and development revenues, increased $66,000 to $166,000 for the three months ended December 31, 1995 as compared with $100,000 during the same period of fiscal 1995, an increase of 66%. This increase is largely attributable to an increase in sales of the SMA wire and the golf club inserts. Research and development revenues decreased $4,000 during the quarter ended December 31, 1995 to $104,000 from $107,000 during the quarter ending December 31, 1994. Wright Machine Segment sales decreased to $730,000 during the first three months of fiscal 1996 from $872,000 during the same period in fiscal 1995, a decrease of $142,000, or 16%. This reduction is the result of raw material suppliers increasing prices and requiring payment in advance, resulting in liquidity constraints.


Manufacturing costs decreased to $680,000 in the three months ended December 31, 1995 from $873,000 in the quarter ending December 31, 1994, a decrease of $193,000, or 22%. The overall gross profit margin was 22% in the three months ended December 31, 1995, as compared to 15% in the quarter ending December 31, 1994. Memry Segment manufacturing costs were $153,000 at December 31, 1995 compared to $100,000 at December 31, 1994, an increase of $53,000, or 53%, with margins of 8% and 0%, respectively. The increase in margin is attributable to the increase in sales. Wright Machine Segment's manufacturing costs for the three months of fiscal 1996 were $526,000 as compared with $773,000 during the same period in fiscal 1995, a decrease of $247,000, or 32%. The reduction is directly attributible to the reduced sales. Research and development costs were $98,000 in the three months ended December 31, 1995 compared to $46,000 during the same quarter in fiscal 1995. This increase of $52,000, or 113%, was due to the increase in the research and development contract revenue and additional development work by outside subcontractors relating to the government contractors.

General, Selling and Administrative Expenses ("GS&A") increased $35,000, or 7%, to $539,000 during the quarter ended December 31, 1995 from $504,000 during the same period in fiscal 1995. The increase is largely related to the addition of the Chief Operating Officer at the Memry Segment, partially offset by decreased auditing fees and a reduction of administrative employees at the Wright Segment.

Depreciation and amortization expense was $24,000 in the three months ended December 31, 1995, as compared with $97,000 during the same period in fiscal 1995. The $73,000, or 75% decrease is primarily a result of assets at the Wright Segment becoming fully depreciated.

Interest expense decreased to $55,000 in the quarter ending December 31, 1995 from $111,000 in the quarter ending December 31, 1994. This $56,000, or 50%, decrease is primarily due to a paydown of the Wright Machine Segments mortgage with its bank.

Net loss for the second quarter in fiscal 1996 was ($396,000) as compared to ($551,000) for the same quarter in fiscal 1995, an improvement of $155,000, or 28%. This was due to the $2,000 improvement in the Memry Segment net loss to ($428,000) for the three months ended December 31, 1995 from ($430,000) for the three months ended December 31, 1994, along with the $152,000, or 127% improvement in the Wright Machine Segment loss, to a $32,000 net profit for the three months ended Decmber 31, 1995 from ($120,000) net loss for the three months ended December 31, 1994. The Memry Segment reduction is attributable to lower sales. However, the Wright Segment improvement is due to lower GS&A and reduced depreciation expense.

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 112 "Accounting for Postemployment Benefits," which was required to be implemented by the Company in fiscal 1995. Because the Company generally does not provide such benefits, the adoption of this statement was not material to the Company's financial results for the second quarter of fiscal 1996.

PART II- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On December 19, 1995, a Certificate of Amendment to the Certificate of Incorporation of the Company (the "Amendment") was filed with the Delaware Secretary of State. The Amendment, which was approved by the Company's stockholders at the Annual Meeting of Stockholders of the Company held on such date, increased the number of authorized shares of Common Stock of the Company from 10,000,00 to 25,000,000. The primary reason for such increase was to permit the conversion and exercise of outstanding warrants, shares of Series G Preferred Stock, options and a debenture, as well as to provide the Company with future flexibility in effecting equity financings. However, if any or all of such outstanding securities are exercised to purchase or converted into shares of Common Stock, or if the Company issues additional shares of Common Stock as part of an equity financing, current holders of shares of Common Stock could have their current ownership of the Company's Common Stock substantially diluted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 19, 1995, the Company held an annual meeting of Stockholders. The stockholders elected to the Board of Directors James G. Binch, a member since 1989, Nicholas J. Grant, a member since 1985, John A. Morgan, a member since 1989, W. Andrew Krusen, Jr., a member since 1994, and Jack H. Halperin, a member since 1994. The tabulation of votes for eeach nominee was as follows:


                                     Number of Votes
                                     ---------------               Broker
Nominee                     For     Against/Witheld  Abstentions  Non-Votes
-------                     ---     ---------------  -----------  ---------
James G. Binch            9,989,049       16,589          0           0
Nicholas J. Grant         9,989,149       16,489          0           0
Jack H. Halperin, Esq.    9,994,112       11,526          0           0
W. Andrew Krusen, Jr.     9,994,149       11,489          0           0
John A. Morgan            9,993,495       12,143          0           0

The stockholders also approved, with 9,675,319 votes in favor, 130,917 votes against and 2,920 votes abstaining, an amendment of the Company's Certificate of Incorporation to increase the authorized Common Stock of the Corporation from 10,000,000 to 25,000,000 shares. In addition, in a separate class vote, 5,445,319 shares of Common Stock voted in favor of such amendment, 130,917 shares of Common Stock voted against such amendment and 2,920 shares of Common Stock abstained.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  EXHIBITS

3.      Certificate of Incorporation of the Company, as amended.

10.1    First Amendment to Convertible Subordinated Debenture
        Purchase Agreement, dated October 12, 1995, between
        the Company and Connecticut Innovations, Inc. ("CII")               (1)

10.2    First Addendum to Convertible Subordinated Debenture
        Purchase Agreement, dated October 12, 1995, made by
        the Company and agreed to by CII                                    (1)

10.3    First Addendum to Stock Subscription Warrant
        (re:Warrant No. 94-4), dated October 12, 1995, made by
        the Company and agreed to by CII                                    (1)

10.4    First Addendum to Stock Subscription Warrant
        (re:Warrant No. 94-5), dated October 12, 1995, made by
        the Company and agreed to by CII                                    (1)

10.5    First Addendum to Stock Subscription Warrant
        (re:Warrant No. 94-6), dated October 12, 1995, made by
        the Company and agreed to by CII                                    (1)

10.6 Amendment to Escrow Agreement, dated October 12, 1995, among the Company, CII and Finn, Dixon & Herling as escrow agent


10.7    Employment Agreement, dated November 7, 1995, between the
        Company and William Morton, Jr.                                     (2)


11.     Statement regarding computation of per share earnings on
        both a primary and fully diluted basis.                             (1)

27.     Financial Data Schedule.                                            (3)
-------------------
(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995.

(3)  Submitted separately, electronically.

(B)  REPORTS ON FORM 8-K

        N/A

                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Memry Corporation
                                    -----------------

Date:    February  13, 1996           /s/James G. Binch
                                     -----------------------------
                                     James G. Binch
                                     President, CEO, Treasurer  and Chairman
                                     (Principal Executive Officer)

Date:    February  13, 1996           /s/Wendy A. Gavaghan
                                     -----------------------------
                                     Wendy A. Gavaghan
                                     Corporate Controller
                                     (Principal Financial Officer)

                                    EXHIBIT INDEX

EXHIBIT No.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
3.              Certificate of Incorporation of the Company, as amended.

10.1            First Amendment to Convertible Subordinated Debenture
                Purchase Agreement, dated October 12, 1995, between
                the Company and Connecticut Innovations, Inc. ("CII")              (1)

10.2            First Addendum to Convertible Subordinated Debenture
                Purchase Agreement, dated October 12, 1995, made by
                the Company and agreed to by CII                                   (1)

10.3            First Addendum to Stock Subscription Warrant
                (re:Warrant No. 94-4), dated October 12, 1995, made by
                the Company and agreed to by CII                                   (1)

10.4            First Addendum to Stock Subscription Warrant
                (re:Warrant No. 94-5), dated October 12, 1995, made by
                the Company and agreed to by CII                                   (1)

10.5            First Addendum to Stock Subscription Warrant
                (re:Warrant No. 94-6), dated October 12, 1995, made by
                the Company and agreed to by CII                                   (1)

10.6 Amendment to Escrow Agreement, dated October 12, 1995, among the Company, CII and Finn, Dixon & Herling as escrow agent


10.7            Employment Agreement, dated November 7, 1995, between the
                Company and William Morton, Jr.                                    (2)


 11.            Statement regarding computation of per share earnings on
                both a primary and fully diluted basis.                            (1)

 27.            Financial Data Schedule.                                           (3)

-------------------
(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995.
(3)  Submitted separately, electronically.