Form 10QSB/A
period 1995-12-31
MEMRY CORP
filed 1996-02-23
CIK 720896

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB/A

                                   (Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the quarter period ended           December 31, 1995
                                         ---------------------------------------

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______ to ______

                 Commission file number           0-14068
                                         -------------------------

                               MEMRY CORPORATION
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              Delaware                                   06-1084424
----------------------------------------   -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

57 Commerce Drive, Brookfield, CT                         06804
----------------------------------------   -------------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (203) 740-7311
                                 --------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No __
                                                               ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of December 31, 1995, 8,241,527 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):
---------------------------------------------

Yes    ____            NO     X
                            -----

  This amendment to the Quarterly Report on Form 10-QSB of Memry Corporation (the "Company") for the fiscal quarter ended December 31, 1995 (the "Original Form 10-QSB) amends and modifies the Original Form 10-QSB as follows:

  Item 2 of Part I, Management's Discussion and Analysis or Plan of Operations, is amended by the amendment of the section entitled "(A) LIQUIDITY AND CAPITAL RESOURCES" and by the correction of non-substantive typographical errors in "(B) RESULTS OF OPERATIONS."

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results.

  (A) LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of ($771,000) and ($933,000), and negative cash flow from operations of ($1,953,000) and ($1,232,000), for the six months ended December 31, 1995 and 1994, respectively. As a result, the Company has a stockholders' deficit of ($289,000) and its current liabilities exceeded its current assets by $1,514,000 as of December 31, 1995, as compared to a stockholders' deficit of $1,031,000 and an excess of current liabilities over current assets of $2,294,000 as of December 31, 1994. The Company intends to solve its current approximately $1,500,000 working capital deficit through up to approximately $1,100,000 of additional equity sales to certain of the Company's larger stockholders, by refinancing the current indebtedness of its subsidiary, Wright Machine Corporation, to its bank (all of such amount (approximately $1,150,000) of which is currently classified as short-term debt) within the next six months and by continuing to delay the payment of certain accounts payable to professional service providers (which accounts aggregate approximately $180,000). There can be no assurances, however, that the Company will be able to consummate such additional equity sales or Wright Machine Corporation's refinancing, or that the Company will continue to be able to defer payments to creditors. Obviously, if the Company is not able to solve its material working capital deficit, the Company may be forced to curtail or cease operations.

The Company anticipates that it will continue to incur losses from operations until the fourth quarter, at which time the Company expects to be cash flow positive, for the following reasons. The Company plans to maintain stringent control on expenses while increasing its revenues and improving gross profit margins. The Company received a twenty-two month, $308,000 research and development contract in February 1996 from McDonnell Douglas related to a smart materials actuator for a helicopter rotor trim tab. The Company also announced on January 30, 1996 that it will be the exclusive supplier to Nicklaus Golf Equipment of components to be used in a new line of wedges and a putter named the IQ Insert. In addition, the Company expects sales of its shape memory alloy ("SMA") wire to increase as a result of a new application development for the medical wire business. With respect to the forward looking statements contained in this paragraph, there can be no assurances that the Company will successfully increase revenues sufficiently to become cash flow positive by the fourth quarter. Among other factors that could cause the Company to fail to achieve positive cash flow are the failure of a market for the Company's products to develop as anticipated or adverse consequences arising from the Company's current working capital deficit.

  (B)  RESULTS OF OPERATIONS

Six months ended December 31, 1995 compared to six months ended December 31,
----------------------------------------------------------------------------
1994.
-----

Overall revenues decreased to $2,181,000 in the first half of fiscal 1996 from $2,421,000 during the same period in fiscal 1995, a decrease of $240,000, or 10%. Revenues relating to the Memry Segment decreased to $575,000 during the six months ending December 31, 1995 from $610,000 during the same fiscal 1995 period, a decrease of $35,000, or 6%. Memry Segment product sales, exclusive of research and development contract revenues, decreased $79,000 to $298,000 for the six months ended December 31, 1995 as compared with $377,000 during the same period of fiscal 1995, a decrease of 21%. This is largely attributable to the reduction in MEMRYSAFE (R) product sales to the Australian market. Research and development revenues increased $44,000, or 19%, during the six months ended December 31, 1995 to $277,000 from $233,000 billed during the six months ended December 31, 1994. The increase of research and development revenues is the result of Wright Machine Segment's increased billings for the work of subcontractors. Wright Machine Segment sales decreased to $1,606,000 during the first six months of fiscal 1996 from $1,811,000 during the same period in fiscal 1995, a decrease of $205,000, or 11%. This reduction is the result of raw material suppliers increasing prices and requiring payment in advance, resulting in liquidity constraints.

Manufacturing costs decreased to $1,578,000 in the six months ended December 31, 1995 from $1,906,000 in the period ending December 31, 1994, a decrease of $328,000, or 17%. The overall gross profit margin was 17% in the first six months of fiscal 1996, as compared to 16% in the first six months of fiscal 1995. Memry Segment manufacturing costs were $281,000 at December 31, 1995 compared to $279,000 at December 31, 1994, an increase of $2,000, with gross profit margins of 6% and 26%, respectively. The decrease in the Memry Segment margin is attributable to the decrease in sales and the increase in re-engineering costs of the MEMRYSAFE (R) products. Research and development costs were $235,000 in the first six months of fiscal 1996 compared to $127,000 during the same period in fiscal 1995. This increase of $108,000, or 85%, was due to the increase in the research and development contract revenue and additional development work by outside subcontractors related to the government contracts. Wright Machine Segment's manufacturing costs for the first six months of fiscal 1996 were $1,297,000 as compared with $1,626,000 during the same period in fiscal 1995, a decrease of $329,000, or 20%. The reduction is directly attributable to the reduced sales.

General, Selling and Administrative Expenses ("GS&A") decreased $23,000, or 2%, to $981,000 during the period ended December 31, 1995 from

$1,004,000 during the same period in fiscal 1995. This is the result of a decrease in the auditing fees and a reduction of administrative employees at the Wright Segment.

Depreciation and amortization expense was $48,000 in the first six months of fiscal 1996, as compared with $140,000 during the same period in fiscal 1995. The $92,000, or 66% decrease is primarily a result of assets at the Wright Machine Segment becoming fully depreciated. There was virtually no change at the Memry Segment.

Interest expense decreased in the first six months of fiscal 1996 to $110,000 from $177,000 in the six months ending December 31, 1994. This $67,000, or 38% decrease is primarily due to a paydown of the Wright Machine Segments mortgage with its bank.

Net loss for the first six months of fiscal 1996 was ($771,000) as compared to ($933,000) for the same period in fiscal 1995, an improvement of $162,000, or 17%. The $41,000, or 6%, increase in the Memry Segment net loss to ($754,000) for the six months ended December 31, 1995 from ($713,000) for the six months ended December 31, 1994, was offset by the $203,000, or 92% improvement in the Wright Machine Segment loss, to ($17,000) for the six months ended December 31, 1995 from ($220,000) for the six months ended December 31, 1994. The Memry Segment increase in net loss is attributable to lower sales. However, the Wright Segment improvement is due to lower GS&A and reduced depreciation expense.

Three months ended December 31, 1995 compared to three months ended December 31,
--------------------------------------------------------------------------------
1994.
-----

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

Manufacturing costs decreased to $680,000 in the three months ended December 31, 1995 from $873,000 in the quarter ending December 31, 1994, a decrease of $193,000, or 22%. The overall gross profit margin was 22% in the three months ended December 31, 1995, as compared to 15% in the quarter ending December 31, 1994. Memry Segment manufacturing costs were $153,000 at December 31, 1995 compared to $100,000 at December 31, 1994, an increase of $53,000, or 53%, with margins of 8% and 0%, respectively. The increase in margin is attributable to the increase in sales. Wright Machine Segment's manufacturing costs for the three months of fiscal 1996 were $526,000 as compared with $773,000 during the same period in fiscal 1995, a decrease of $247,000, or 32%. The reduction is directly attributable to the reduced sales. Research and development costs were $98,000 in the three months ended December 31, 1995 compared to $46,000 during the same quarter in fiscal 1995. This increase of $52,000, or 113%, was due to the increase in the research and development contract revenue and additional development work by outside subcontractors relating to the government contractors.

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

Net loss for the second quarter in fiscal 1996 was ($396,000) as compared to ($551,000) for the same quarter in fiscal 1995, an improvement of $155,000, or 28%. This was due to the $2,000 improvement in the Memry Segment net loss to ($428,000) for the three months ended December 31, 1995 from ($430,000) for the three months ended December 31, 1994, along with the $152,000, or 127% improvement in the Wright Machine Segment loss, to a $32,000 net profit for the three months ended December 31, 1995 from ($120,000) net loss for the three months ended December 31, 1994. The Memry Segment reduction is attributable to lower sales. However, the Wright Segment improvement is due to lower GS&A and reduced depreciation expense.

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

                                     MEMRY CORPORATION


Date: February 22, 1996              By: /s/ James G. Binch
     --------------------               -------------------
                                        James G. Binch
                                        President, CEO, Treasurer and Chairman