Form 10QSB
period 1996-03-31
MEMRY CORP
filed 1996-05-15
CIK 720896

                    U.S. Securities and Exchange Commission
                           Washington, D.C.   20549

                                  Form 10-QSB

                                  (Mark One)
             [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 1996
                                               -----------------

               [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                               THE EXCHANGE ACT

             For the transition period from ________ to _________

                       Commission file number   0-14068
                                                -------

                               Memry Corporation
                  -----------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

              Delaware                                  06-1084424
- -------------------------------------     --------------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

                57 Commerce Drive, Brookfield, Connecticut 06804
               ----------------------------------------------------
                    (Address of principal executive offices)

                                        (203) 740-7311
                       ---------------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 31, 1996, 8,536,641 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

                                     INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.                        Financial Statements

         Consolidated Balance Sheet as of
                March 31, 1996 and June 30, 1995

         Consolidated Statement of Operations for the three months and nine months ended March 31, 1996 and 1995

         Consolidated Statement of Cash Flows for the nine months ended March 31, 1996 and 1995

         Notes to the Consolidated Financial Statements

ITEM 2.  Management's Discussion and Analysis or Plan
                of Operation

PART II - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

          Signatures

                       MEMRY CORPORATION AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                        March 31,               June 30,
                                                          1996                    1995
                                                     --------------         --------------
ASSETS
Current assets
  Cash and cash equivalents                                 $60,000             $1,145,000
  Accounts receivable less
  allowances of $67,000 and $53,000                         527,000                691,000
  Inventories, net                                          880,000                849,000
  Prepaid expenses and other                                 14,000                 24,000
                                                     --------------         --------------
Total current assets                                      1,481,000              2,709,000

Property, Plant and Equipment, net                        1,189,000              1,233,000

Other Assets
  Patents, at cost, net of
  amortization of $61,000  and  $57,000                       3,000                  5,000
  Deposits and sundry                                        33,000                 32,000
                                                     --------------         --------------
Total other assets                                           36,000                 37,000
                                                     --------------         --------------
Total assets                                             $2,706,000              3,979,000
                                                     ==============         ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable and accrued expenses                  $1,005,000              2,189,000
  Notes payable                                           1,132,000              1,163,000
  Mortgage loan payable                                     486,000                910,000
  Revolving loan                                            543,000                570,000
  Term note payable                                          97,000                167,000
  Current portion of capital lease obligations                4,000                  4,000
                                                     --------------         --------------
Total current liabilities                                 3,267,000              5,003,000

Capital lease obligations, less current portion               7,000                  7,000

Stockholders' deficit
  Preferred stock, $100 par value, authorized
  100,000 shares of Series G, 424 shares issued
  and outstanding                                            42,000                 19,000
  Common stock, $.01 par value; 25,000,000 authorized
   shares-8,536,641 shares issued and outstanding            85,000                 80,000
  Additional paid-in capital                             31,688,000             29,874,000
  Accumulated deficit                                   (32,383,000)           (31,004,000)
                                                     --------------         --------------
Total stockholders' deficit                                (568,000)            (1,031,000)

                                                     --------------         --------------
Total liabilities and stockholders' deficit             $ 2,706,000            $ 3,979,000
                                                     ==============         ==============

See notes to consolidated financial statements

                       MEMRY CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         For Three Months Ended March 31,
                                                                 1996             1995
                                                         --------------    --------------
Product Sales                                                  $752,000       $1,211 ,000
                                                         --------------    --------------
Cost of sales
  Manufacturing                                                 676,000           967,000
  Research and development                                       71,000           101,000
                                                         --------------    --------------
Gross profit                                                      5,000           143,000

Operating expenses
  General, selling and administration                           544,000           527,000
  Depreciation and amortization                                  24,000            71,000
                                                         --------------    --------------
                                                                568,000           598,000

                                                         --------------    --------------
Operating loss                                                 (563,000)         (455,000)
                                                         ==============    ==============
Interest expense                                                 45,000            84,000

                                                         --------------    --------------
Net loss                                                      ($608,000)        ($539,000)
                                                         ==============    ==============
Weighted average of common shares outstanding                 8,261,201         5,583,801
Net loss per share                                               ($0.07)           ($0.10)




                                                         For Nine Months Ended March 31,
                                                              1996               1995
                                                         --------------     --------------
Product Sales                                                $2,933,000         $3,632,000
                                                         --------------     --------------
Cost of sales
  Manufacturing                                               2,254,000          2,698,000
  Research and development                                      306,000            227,000
                                                         --------------     --------------
Gross profit                                                    373,000            707,000

Operating expenses
General, selling and administration                           1,525,000          1,706,000
Depreciation and amortization                                    72,000            211,000
                                                         --------------     --------------
                                                              1,597,000          1,917,000

                                                         --------------     --------------
Operating loss                                               (1,224,000)        (1,210,000)
                                                         ==============     ==============

Interest expense                                                155,000            262,000

                                                         --------------     --------------
Net loss                                                    ($1,379,000)      ($1 ,472,000)
                                                         ==============     ==============

 Weighted average of common shares outstandinq                8,173,896          5,257,142

 Net loss per share                                              ($0.17)            ($0.28)


See notes to the consolidated financial statements

                       MEMRY CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                            For nine months ended March 31,
                                                                     1996           1995
                                                                ------------- ------------
Net loss                                                         $(1,379,000)  $(1,472,000)

Cash Flows From Operating Activities
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                    72,000       211,000
  Change in operating assets and liabilities:
     Decrease (increase) in accounts receivable                      164,000       (91,000)
     (Increase) decrease in inventories                              (31,000)        2,000
     Decrease (Increase) in prepaid & other                           11,000       (12,000)
     (Decrease) increase in accounts payable and accrued expense  (1,184,000)       53,000
                                                                 -----------    ----------
  Cash used in operating activities                              ($2,347,000)  ($1,309,000)

Investing Activities:

  Purchases of property and equipment                                $70,000      ($96,000)
                                                                 -----------    ----------
  Cash used in investing activities                                  $70,000      ($96,000)

Financing Activities:

  Proceeds from sale of Common and Preferred Stock                $1,869,000     $637,0000
  Common and Preferred Stock issuance costs                         (125,000)      (24,000)
  Net proceeds (payments) on revolving line                          (27,000)       59,000
  Proceeds (payments) on notes payable                               (31,000)      (99,000)
  Principle (payments on) proceeds from short term debt             (494,000)      845,000
                                                                 -----------    ----------
  Cash Provided by financinq activities                           $1,192,000    $1,418,000

  Increase (Decrease) in cash & cash equivalents                 ($1,085,000)      $13,000
  Cash & Cash Equivalents at the beginning of period                1,145,000       201,000
                                                                 -----------    ----------
  Cash & cash equivalents -end of period                             $60,000      $214,000
                                                                 ===========    ==========

See notes to consolidated financial statements

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.


NOTE B. SUBSEQUENT EVENTS

On May 10, 1996, the Company entered into an Asset Purchase Agreement (the "Agreement") with Raychem Corporation ("Raychem") of Menlo Park, California. Pursuant to the terms of the Agreement, the Company agreed to acquire from Raychem, and Raychem agreed to sell to the Company, Raychem's shape memory metals components business. In addition, upon the consummation of the acquisition contemplated by the Agreement (the "Closing"), the Company would enter into a private label/distribution agreement with Raychem's Electronics Division, as well as a number of related agreements, pursuant to which the Company would manufacture and sell shape memory alloy components to Raychem. The acquisition would not include Raychem's patents and related intellectual property relating to medical instruments.

At the Closing, the Company would pay to Raychem approximately $4.3 million in cash and issue warrants to purchase 1,250,000 shares of the Company's common stock for nominal consideration and warrants to purchase an additional 1,250,000 shares of the Company's common stock for $2.00 per share. The Closing, which is to be consummated by June 30, 1996, is subject to a number of contingencies, including the Company obtaining debt and equity financing on terms acceptable to the Company's Board of Directors and Connecticut Innovations, Incorporated, the Company's subordinated lender, agreeing to convert its subordinated debenture into common stock. The Company intends to obtain the funds necessary to consummate the acquisition and provide working capital sources primarily from a $4 to $5 million Regulation S private placement.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results.

          (A) LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of ($1,379,000) and ($1,472,000), and negative cash flow from operations of ($2,347,000) and ($1,309,000), for the nine months ended March 31, 1996 and 1995, respectively. As a result, the Company has a stockholders' deficit of $568,000 and its current liabilities exceeded its current assets by $1,786,000 as of March 31, 1996. The Company intends to solve its working capital shortfall through (i) the raising of an additional up to $850,000 of equity capital through Regulation S and Regulation D private placements during the fourth quarter of fiscal 1996 ($500,000 of which has already been closed upon)
(ii) the raising of debt and equity financing in connection with the acquisition of the Raychem Corporation shape memory metals components business as described in the Subsequent Events note to the financial statements, and (iii) the conversion of the Company's convertible subordinated debenture in the principal amount of $763,208 issued to Connecticut Innovations, Incorporated (the "Debenture") into equity upon consummation of the aforesaid acquisition. In connection with such transaction (which will require a cash payment of approximately $4.3 million at the Closing), the Company intends to raise $4 to 5 million in a Regulation S private placement and to replace the approximately $1,044,000 of indebtedness that the Company's Wright Machine Corporation ("Wright") subsidiary has to its bank (all of which is currently classified as short-term debt) with a $2 million term loan and an approximately $1.25 million working capital facility covering all of the Company's operations. There can be no assurances, however, that the Company will be able to consummate the acquisition, additional equity sales, the refinancing of Wright's debt or the conversion of the Debenture into equity which therefore raises substantial doubt about the Company's ability to continue as a going concern. If the aforesaid acquisition does not occur, the Company would have to attempt to separately refinance Wright's debt and seek additional equity capital.

The Company does not anticipate becoming cash flow positive during the remainder of fiscal 1996. However, the Company expects revenues to increase substantially (by approximately $9.0 million to $10.0 million during 1997) as a result of the intended acquisition as described in the Subsequent Events note to the financial statements. In addition, the Company 1) received a twenty-two month, $308,000 research and development contract in February 1996 from McDonnell Douglas related to a motor using the shape memory alloy for a helicopter rotor trim tab,
2) announced on January 30, 1996 that it will be the exclusive supplier to Nicklaus Golf Equipment of components to be used in a new line of wedges and a putter named the IQ Insert and 3) expects sales of its shape memory alloy ("SMA") wire to increase as a result of a new application development for the medical wire business. Therefore, due to the contemplated acquisition combined with the above mentioned developments, the Company expects to be cash flow neutral during the first quarter of fiscal 1997 and cash flow positive during the remainder of fiscal 1997. With respect to the forward looking statements contained in this paragraph, however, there can be no assurances that the Company will successfully increase revenues sufficiently to become cash flow neutral by the first quarter of fiscal 1997 and cash flow positive during the remainder of fiscal 1997. More specifically, there can be no assurances that the aforementioned acquisition, which is subject to various contingencies, will be completed.

The Company believes that the litigation discussed in Note 12 to the Company's financial statements set forth in its Form 10-KSB for the fiscal year ended June 30, 1995 will not have a material impact on its financial condition, future operating results or liquidity. With respect to Connecticut Innovations, Incorporated ("CII"), however, due to the Company's failure to effect a registration statement covering the resale of Common Stock underlying the Company's securities issued to CII, CII currently has the right to cause the Company to repurchase certain securities held by CII (including the Debenture) for an aggregate consideration of approximately $2.6 million (subject to adjustment for various events). The Company is currently negotiating with CII regarding an additional modification of the relevent agreements between the Company and CII, including both a deferral of CII's put rights pending the Company's efforts to consummate the aforesaid acquisition and an agreement to effect a resale registration statement by January 3, 1997. If such an agreement is not reached and/or CII decides to exercise its put right, the Company believes that its financial condition, future operating results and liquidity would be materially and adversely affected. However, at this time the Company has received no indication from CII that it intends to exercise its put right, nor does the Company anticipate the put right being exercised.


(B)       RESULTS OF OPERATIONS

Nine months ended March 31, 1996 compared to nine months ended March 31, 1995
- -----------------------------------------------------------------------------

Overall Product Sales decreased to $2,933,000 in the first nine months of fiscal 1996 from $3,632,000 during the same period in fiscal 1995, a decrease of $699,000, or 19%.

Revenues relating to the Memry Segment decreased to $784,000 during the nine month period ending March 31, 1996 from $857,000 during the same fiscal 1995 period, a decrease of $73,000 or 9%. Product sales, exclusive of research and development contract revenues, decreased $83,000 to $450,000 for the nine months ended March 31, 1996 as compared with $533,000 during the same period of fiscal 1995, a decrease of 16%. This remains largely attributable to the reduction in MEMRYSAFE(R) product sales to the Australian market. Research and development revenues increased $10,000, or 3%, during the period ending March 31, 1996 to $334,000 from $324,000 during the period ending March 31, 1995. Wright Machine Segment sales decreased to $2,149,000 during the first nine months of fiscal 1996 from $2,775,000 during the same period in fiscal 1995, a decrease of $626,000, or 23%. This reduction is due to the erosion of the Wright order backlog resulting from the liquidity constraints which occurred during much of fiscal 1995 and the resulting raw material shortage.

Manufacturing costs decreased to $2,254,000 in the nine months ended March 31, 1996 from $2,698,000 in the period ending March 31, 1995, a decrease of $444,000, or 16%. The overall gross profit margin was 23% in the first nine months of fiscal 1996, as compared to 26% in the period ending March 31, 1995. Memry Segment manufacturing costs were $403,000 for the nine months ended March 31, 1996 compared to $412,000 for the nine months ended March 31, 1995, a decrease of $9,000, or 2%, with margins of 10% and 23%, respectively. The decrease in margin is attributable to the decrease in sales and the increase in MEMRYSAFE (R) product re-engineering costs relating to redesign in order to improve the percentage of products manufactured to standard. Such re-engineering costs commenced in the third quarter of fiscal 1995, and peaked during the first and second quarters of fiscal 1996. Wright's manufacturing costs for the first nine months of fiscal 1996 were $1,851,000 as compared with $2,286,000 during the same period in fiscal 1995, a decrease of $435,000, or 19%. The reduction is directly attributable to the reduced revenues. Research and development costs were $306,000 in the first nine months of fiscal 1996 compared to $227,000 during the same period in fiscal 1995. This increase of $79,000, or 35%, was due to the increase in the research and development contract revenue and additional development work by outside subcontractors.

General, Selling and Administrative Expenses ("GS&A") decreased $181,000, or 11%, to $1,525,000 during the nine month period ended March 31, 1996 from $1,706,000 during the same period in fiscal 1995. The reduction includes approximately $116,000 in negotiated discounts on accounts payable.

Depreciation and amortization expense was $72,000 in the first nine months of fiscal 1996, as compared with $211,000 during the same period in fiscal 1995. The $139,000, or 66%, decrease is primarily a result of assets at Wright becoming fully depreciated, accounting for $136,000 of the reduction.

Interest expense decreased in fiscal 1996 to $155,000 from $262,000 in the periods ending March 31, 1996 and 1995, respectively. This $107,000, or 41%, decrease is primarily due to the reduction in the mortgage and loans payable to Wright's bank.

Net loss for the first nine month period in fiscal 1996 was ($1,379,000) as compared to ($1,472,000) for the same period in fiscal 1995, an improvement of $93,000, or 6%. Memry Segment's net loss for the nine months ended March 31, 1996 was ($1,217,000) as compared with fiscal 1995's nine month net loss of ($1,149,000). Wright Machine Segment's net loss for the nine months ended March 31, 1996 was ($162,000) as compared to ($323,000) for the nine months ended March 31, 1995. Wright's $161,000 improvement is primarily the result of lower depreciation and interest expense.

Three months ended March 31, 1996 compared to three months ended March 31, 1995
- -------------------------------------------------------------------------------

Overall revenues decreased to $752,000 in the three months ended March 31, 1996, from $1,211,000 during the same period in fiscal 1995, a decrease of $459,000, or 38%.

Revenues relating to the Memry Segment decreased to $209,000 during the period ending March 31, 1996 from $247,000 during the same fiscal 1995 period, a decrease of $38,000 or 15%. Product sales, exclusive of research and development contract revenues, decreased $4,000 to $152,000 for the three months ended March 31, 1996 as compared with $156,000 during the same period of fiscal 1995, remaining relatively flat. Research and development revenues decreased $34,000, or 37%, during the quarter ending March 31, 1996 to $57,000 from $91,000 during the quarter ending March 31, 1995. The reduction was the result of the completion of the National Institute of Health contract in November 1995 and a delay in the start-up of the McDonnell Douglas contract (which contract will commence in the fourth quarter). Wright's sales decreased to $543,000 during the third quarter of fiscal 1996 from $964,000 during the same period in fiscal 1995, a decrease of $421,000, or 44%. This reduction is due to the erosion of the Wright order backlog resulting from the liquidity constraints which occurred during much of fiscal 1995 and the resulting raw material shortage.

Manufacturing costs decreased to $676,000 in the three months ended March 31, 1996 from $967,000 in the quarter ending March 31, 1995, a decrease of $291,000, or 30%. The overall gross profit margin was 10% for the three months ended March 31, 1996, the same as the comparable quarter in fiscal 1995. Memry Segment manufacturing costs were $123,000 for the three months ended March 31, 1996 compared to $133,000 for the three months ended March 31, 1995, a decrease of $10,000, or 8%, with margins of 19% and 15%, respectively. The increase in margin is largely attributable to the completion of the majority of re-engineering of the MEMRYSAFE (R) products in the second quarter. Wright's manufacturing costs for the three months of fiscal 1996 were $553,000 as compared with $776,000 during the same period in fiscal 1995, a decrease of $223,000, or 29%. The reduction is primarily attributable to the reduced sales. Research and development costs were $71,000 in the three months ending March 31, 1996 compared to $100,000 during the same quarter in fiscal 1995. This decrease of $30,000, or 30%, was due primarily to the timing of various contracts.

General, Selling and Administrative Expenses ("GS&A") increased $17,000, or 3%, to $544,000 during the quarter ended March 31, 1996 from $527,000 during the same period in fiscal 1995, thus remaining relatively flat.

Depreciation and amortization expense was $24,000 in the three months ending March 31, 1996, as compared with $71,000 during the same period in fiscal 1995. The $47,000, or 66%, decrease is primarily a result of assets at Wright becoming fully depreciated.

Interest expense decreased to $45,000 from $84,000 in the quarter ending March 31, 1996 and 1995, respectively. This $39,000, or 46%, decrease is primarily due to the reduction in notes and loans payable to Wright's bank.

Net loss for the quarter ending March 31,1996 increased $69,000 to ($608,000) as compared to ($539,000) for the same quarter in fiscal 1995, an increase of 13%. Memry Segment's net loss for the quarter ended March 31, 1996 was ($463,000), an increase of $27,000, as compared with net loss of ($436,000) for the quarter ending March 31, 1995. Wright's loss for three months ended March 31, 1996 was ($145,000) as compared to a net loss of ($103,000) for the three months ended March 31, 1995. Wright's additional loss of $42,000, or 41%, is due to the erosion of the Wright order backlog resulting from the liquidity constraints which occurred during much of fiscal 1995 and the resulting raw material shortage.

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 112 "Accounting for Postemployment Benefits," which was required to be implemented by the Company in fiscal 1995. Because the Company generally does not provide such benefits, the adoption of this statement was not material to the Company's fiscal 1996 financial results.

In October 1995, the Financial Accounting Standards Board issued Financial Accounting Statement No. 123, Accounting for Stock-Based Compensation. This statement addressed the accounting for the cost of stock-based compensation, such as stock options. Financial Accounting Statement No. 123 permits either expensing the cost of stock-based compensation over the vesting period or disclosing in the financial statement footnotes what this expense would have been. This cost could be measured at the grant date based upon estimated fair values, using option pricing models. The Company expects to adopt the disclosure alternative of this statement for fiscal year 1997. In addition, the Financial Accounting Standards Board also issued Financial Accounting Statement No. 121, Accounting for Impairment of Long-Lived Asset and Long-Lived Assets to be Disposed Of. Since the Company does not have any such impaired assets on its books, the adoption of this statement is not expected to be material to the Company's fiscal 1997 financial results.

  PART II- OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

     11. Statement regarding computation of per share earnings on both a primary and fully diluted basis. (1)

     27.       Financial Data Schedule (2)
_______
(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.
(2)       Submitted separately, electronically.

(B)  REPORTS ON FORM 8-K

     N/A

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Memry Corporation
                                              -----------------

Date:     May 15, 1996                    /s/ James G. Binch
          ------------                    -----------------------------
                                              James G. Binch
                                              President, CEO and Director
                                              (Principal Executive Officer)

Date:     May  15, 1996                   /s/ Wendy A. Gavaghan
          -------------                   -----------------------------
                                              Wendy A. Gavaghan
                                              Corporate Controller
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
- -------

11.    Statement regarding computation of per share earnings on      (1)
       both a primary and fully diluted basis.

27.    Financial Data Schedule                                       (2)
- --------
(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.
(2)  Submitted separately, electronically.