Form 10KSB
period 1996-06-30
MEMRY CORP
filed 1996-10-01
CIK 720896

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)
    [X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    For the fiscal year ended      June 30, 1996
                                               -----------------------

    [ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the transition period from _________ to _________

                        Commission file number   0-14068
                                               -------------------------

                               MEMRY CORPORATION
    --------------------------------------------------------------------
                (Name of small business issuer in its charter)

          Delaware                                      06-1084424
----------------------------------          ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

57 Commerce Drive, Brookfield, CT                            06804
--------------------------------------             --------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number         (203) 740-7311
                              ------------------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class      Name of each exchange on which registered

        None                                  None
---------------------------   -----------------------------------------

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Consolidated revenues of the issuer for the fiscal year ended June 30, 1996 were $_________.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $14,310,400 on June 28, 1996 based upon the average of the bid and asked prices on that date.

The number of shares of Common Stock outstanding as of June 30, 1996:
12,977,854.   All references to numbers of shares of Common Stock contained herein with respect to periods prior to August 8, 1994 give effect to the one-for-ten reverse stock split of the Company's Common Stock (the "Reverse Split") effected on August 8, 1994.

Documents Incorporated by Reference.  Memry Corporation's 1996 Proxy Statement
-----------------------------------
to be filed with the Commission within 120 days after June 30, 1996, is incorporated by reference in Part III of this Form 10-KSB.

                 Transitional Small Business Disclosure Format
                 ---------------------------------------------

                                    Yes  ____    NO     X
                                                      -----

Omitted Disclosure Items. This Form 10-KSB omits consolidated revenues of the
------------------------
issuer for the fiscal year ended June 30, 1996 on the cover page, "Item 6. Management Disclosure and Analysis or Plan of Operation" and "Item 7. Financial Statements" which will be filed within fifteen days after the prescribed due date hereof, pursuant to Rule 12b-25 promulgated under the Securities Exchange Act of 1934, as amended.

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

Memry Corporation (referred to as "Memry" or the "Company"), a Delaware corporation incorporated in 1981, is primarily engaged in the business of developing, manufacturing and marketing materials, components and products utilizing the properties exhibited by shape memory alloys (the "Memry Segment"). In addition, the Company is engaged in the manufacturing and marketing of metal parts and components machined on screw machines and smaller metal working machines (the "Wright Machine Segment"). The Company's principal executive offices are located at 57 Commerce Drive, Brookfield, Connecticut 06804, and its telephone number at such address is (203) 740-7311.

On June 28, 1996, the Company acquired from Raychem Corporation, a Delaware corporation located in Menlo Park, California ("Raychem"), the assets comprising Raychem's nickel-titanium product line. Said acquired business is described in more detail below under the heading "-- Memry Segment -- Operating Divisions."

                                 MEMRY SEGMENT

SHAPE MEMORY EFFECT
-------------------

Shape memory alloys ("SMAs") possess the ability to change from one shape to another in response to thermal changes, as well as the ability to return to their original shape following deformations substantially greater than deformations from which conventional materials can recover. This ability results from the transformation of the structure of the SMA from one crystalline form to another in reaction to thermal changes. It is not related to the normal thermal expansion and contraction properties of most materials. Due to the crystalline structure change taking place, SMAs are also able to produce forces many times greater than forces caused by thermal reactions in items such as bi-metallic elements. SMAs are capable of producing both force and motion at predetermined temperatures in order both to control and to drive various types of devices.

The major defining properties of SMAs with which the Company works are their "super-elasticity" and their ability to demonstrate both a "one-way" memory and a "two-way" memory. Unlike an ordinary metal, certain SMAs are capable of fully recovering their shape after being deformed as much as five percent, and of performing this recovery on a repeated basis. This is more than 50 times the recovery ability of ordinary metals. This "superelasticity" feature has applications for surgical instruments and devices, the hitting surface on golf clubs, orthodontic apparatus, cellular telephone antennae and other devices. When an actuator (a device that causes action or motion) is required to perform just a single actuation, it is processed to return to and permanently retain its original shape when it reaches its actuation temperature, a procedure referred to as imparting "one-way" memory. One-way memory applications include fasteners, couplings and sealing devices. "Two-way" memory refers to the processing of a material so that it has its original shape at one temperature and other shapes at different temperatures. The cycle of shape changes can (if the actuator is so processed) be made to repeat almost indefinitely in response to temperature changes. SMA actuation temperatures can be set from approximately - 100 degrees C (-150 degrees F) to 200 degrees C (392 degrees F). Two-way memory applications include products and devices which rely upon the SMA to actuate a mechanism at a predetermined temperature and reverse the action at another temperature on a repeated basis, such as various types of valves, circuit breakers and electronic connectors.

OPERATING DIVISIONS
-------------------

Due to the Company's June 28, 1996 acquisition of Raychem's nickel-titanium product line (referred to at times herein as the "Raychem Acquisition"), the Company has restructured its Memry Segment. "Memry West," consisting of most of the business acquired from Raychem, manufactures semi-finished materials utilizing SMAs and, through Raychem, sells such materials into various industrial electronic, automotive and medical markets. "Memry East," which prior to the Raychem Acquisition constituted the entire Memry Segment, engages in the manufacture and sale of finished assemblies and products utilizing SMAs into the medical, industrial and consumer markets, as well as performing funded research and product development activities.

        A.  MEMRY WEST

On June 28, 1996, the Company acquired Raychem's nickel-titanium product line. This business utilized inventory, leasehold improvements, machinery and equipment and patent and other intellectual property rights to manufacture and sell SMAs primarily composed of nickel-titanium. Prior to the Raychem Acquisition, Raychem was both a supplier of nickel-titanium SMAs to the Company and a competitor in certain markets (particularly in the medical market for finished components). The acquired business differed from that of the Company, however, in that where the Company's Memry Segment had historically specialized in the manufacture of finished products and components, Raychem specialized more in the manufacture of semi-finished materials used by original equipment manufacturers ("OEMs"). Not surprisingly, therefore, the point at which Memry and Raychem most competed was at the level of components sales to OEMs, particularly in the medical industry. The leased facility, inventory, machinery and equipment, leasehold improvements and know-how purchased from Raychem now constitute Memry West (except that, as discussed below under "-- Memry East," Raychem's operations relating to the finishing of materials into components for sales to United States Surgical Corporation will be relocated to Memry East prior to December 31, 1996, and is included within the discussion of Memry
East).

Memry West, located in Menlo Park, California, is engaged in the processing and manufacture of SMAs, the vast majority of which result in the sale of custom designed semi-finished materials used by OEMs. Memry West sells semi-finished
SMAs in three basic forms:  wire, strip and tube.   To a lesser degree, Memry
West also sells subcomponents to OEMs, including helical and strip actuators, patented locking rings for electronic connectors, coated antenna materials, and sealing components. In connection with the Raychem Acquisition, Memry and Raychem entered into a Private Label/Distribution Agreement pursuant to which Raychem was made Memry's exclusive distributor for the acquired product line in certain specified fields of use for an initial term of five years. Sales by the Company to certain customers, including United States Surgical Corporation (as described below in "-- Memry East"), were excluded, as were any future sales for medical implant applications. Therefore, at the present time, substantially all of Memry West's sales are made to Raychem. Raychem's largest customers for the products sold to it are cellular telephone antenna manufacturers who utilize the superelasticity of SMAs for a more durable antenna. Raychem's other customers of Memry West's products include orthodontic manufacturers, who use SMA strip for braces, medical products and instrument companies, whose uses of the Memry West's products include catheter guidewire and medical tubing, automotive manufacturers, who use SMA actuators to control coolant systems and SMA plugs for high-pressure fuel injector sealant devices, and industrial product manufacturers who use SMAs for a variety of other uses including electronic connectors. In addition, Raychem purchases some of Memry West's semi-finished materials for its own use. The sales to Raychem under the agreement are discounted from the ultimate resale price to OEMs in order to allow Raychem to recover its sales and marketing expenses and to realize a profit upon resale of such products to its customers (primarily OEMs). Because of this relationship, Memry West does not have any internal sales force. In addition, Memry West supplies Memry East with semi-finished materials for processing by Memry East into finished products and components, much as Raychem sold these materials to Memry East prior to the Raychem Acquisition.

        B.  MEMRY EAST

Memry East, located in the same facility as the Company's corporate headquarters in Brookfield, Connecticut, is engaged in (i) the development and manufacture (and, in the case of proprietary products, marketing) of finished components and products utilizing SMA materials, and (ii) the conduct of both funded product research and customer-sponsored development projects.

(i)  Finished Assemblies and Components.  Memry East manufactures and sells
     ----------------------------------
finished assemblies and components for OEMs and also manufactures, sells, and markets proprietary finished products. While historically the Company has had more revenues from the sale of its proprietary products than from the sale of semi-finished materials, assemblies and components to OEMs, both the consummation of the Raychem Acquisition and the growth in sales of SMA assemblies to the medical industry have made the materials, assemblies and components business the greatest part of both the Memry Segment and even Memry East.

The single largest portion of Memry East's business is selling assemblies and components to United States Surgical Corporation ("USSC") and other medical industry OEMs. The primary item sold by Memry to USSC is an SMA subassembly used by USSC for endoscopic instruments. The use of two-way memory SMAs allows the instruments to be constrained outside the body, inserted into the body in its constrained form through small passages, to then take a different shape while inside the body, and then to return to its constrained shape for removal. While USSC was working with Memry on a number of projects at the time of the Raychem

Acquisition, the bulk of this business represents selling finished medical sub-assemblies that Raychem manufactured at a separate Menlo Park facility and sold to USSC. Memry is currently subleasing a separate facility from Raychem in which it is continuing to process semi-finished materials into sub-assemblies for sale to USSC. This separate facility will be relocated into Memry East's facility prior to December 31, 1996. Products and devices being sold to other medical OEMs include stents, surgical clips, catheter guidance forms and others using plastic with shape memory properties for orthoscopic procedures. All of the Company's major SMA competitors compete with the Company in this market (see "-- Competition").

In 1992 the United States Golf Association ("USGA"), professional golf's regulating body in the U.S., modified its rules to allow SMAs to be used for the hitting surface of golf clubs. Prior to that time, the Company had developed an application of certain properties of SMAs for such purpose. The SMA alloy allows the energy created when a club strikes a golf ball to be absorbed, without deformation of the club's shape, to a far higher degree than other materials used in the golf club industry. Through an exclusive distribution arrangement that prevents the Company from selling these products to other golf club manufacturers and the purchaser from sourcing these components elsewhere, in fiscal 1996 the Company began selling SMA inserts utilizing a alloy trade named ZeeMet/(R)/ to the Nicklaus Golf Equipment Company ("Nicklaus"). Nicklaus inserts these ZeeMet/(R)/ inserts into a new line of wedges and a putter, where they constitute the hitting surface of such clubs. The golfing equipment industry is highly competitive and various manufacturers have in recent years been developing more and more technical sophistication. While the Company believes that the current SMA application, as utilized by Nicklaus, has several advantages over current competing technology, there can be no assurances that it will continue to hold such advantages.

In addition to its sales of finished assemblies to OEMs, Memry East currently manufactures and markets a number of consumer and industrial products utilizing SMAs. The Company's two principal proprietary products are the MEMRYSAFE/(R)/ line of temperature-actuated water flow reduction products and the ULTRAVALVE/TM/ electronic combination shower/tub mixing valve. In addition, the Company manufactures and markets the FIRECHECK/TM/ line of industrial fire safety valves, but has not yet derived any material amount of revenues therefrom.

The MEMRYSAFE/(R)/ products provide protection from accidental scalding in showers, bathtubs and sinks by instantly restricting the flow at the point of outlet prior to the onset of a scalding condition. The Company sells this product to distributors for sales as retrofit products into the retail market, to OEMs as components and, through sales agents, to governmental authorities for installation in governmental housing. While the majority of sales of the MEMRYSAFE/(R)/ products are being made in North America, distribution is also underway in Canada, Australia and New Zealand. Retail prices in the U.S. range from $7.89 to $24.99. The Company is aware of only one directly competitive product in the U.S. and another in Australia. However, the primary competition for the product comes from major U.S. plumbing manufacturers who market and sell conventional thermostatic and pressure balanced mixing valves. Sales to date have fallen short of the Company's expectations, presumably due to lack of consumer awareness of the product. Nonetheless, the Company believes that these alternative products are more expensive to manufacture and install and less effective in protecting the user from burns.

The Company has been selling the micro-processor controlled ULTRAVALVE/TM/ shower and bath valve since June of 1990. Because it combines the safety and comfort of a thermostatic mixing valve with the ease and accuracy of a computer-controlled temperature setting, the Company believes that its ULTRAVALVE/TM/ systems have clear performance advantages over the other premium competing products on the market today. In addition, the ULTRAVALVE/TM/ system incorporates the Company's patented anti-scald protection. The ULTRAVALVE/TM/ system is assembled at Memry East with certain components purchased from outside vendors. In May 1995, the Company entered into a three year agreement with American Standard, Inc., whereby American Standard became the exclusive marketer and distributor of the ULTRAVALVE/TM/ product line in the United States. The Company has retained the right to market the products outside of the United States. American Standard markets the products in the U.S. under both the American Standard and the Ideal Standard brand names. Due to American Standards' delay in launching the product, sales of ULTRAVALVE/TM/ products to American Standard have fallen short of the contractual mandated minimum purchase requirements for American Standard and product sales still have not achieved a substantial volume. The primary competition for this product line are the higher-end pressure-balanced valves manufactured and sold by most major U.S. plumbing companies and thermostatic valves manufactured by selected European companies such as F. Grohe.

(ii) Customer Sponsored Development Projects and Funded Product Research.  In
     -------------------------------------------------------------------
addition to the manufacture and sale of commercialized components and products, Memry East is also engaged in both sponsored development projects in which the Company designs, manufactures and sells prototype components and products to customers, and funded product research.

Memry East is currently working on a number of programs to develop SMA components for OEM customer's products. The Company will accept customer-sponsored development contracts when management believes that the customer is likely to order a successfully developed component or product in sufficient quantity to justify the allocation of the engineering resources necessary. Generally under such programs, the identity of the customer is confidential; the data, inventions, patents and intellectual property rights which specifically relate to the SMA component are either owned by the customer, or in several instances shared between the Company and the customer; data, inventions, patents, and intellectual property rights pertaining to the SMA technology that do not specifically relate to the customer's product are to be owned in all cases by the Company. The largest such projects that Memry East is currently working on include superelastic eyeglass frames under development with a major U.S. eyewear manufacture and a specialized coolant valve for high performance commercial aviation jet engines in conjunction with a major aerospace company. In addition, the Company has only recently completed the development of a three-way line valve for a Canadian utility company intended for use in an off-peak residential electric water heater system. Because the decision as to when a program is complete and ready for commercialization belongs to the customer, and not to the Company, the Company is not able to accurately predict if or when any products developed in this type of program will come to market. In fact, the Company has worked on this type of development projects for a number of years and, with the exception of the sales that are now being made by Memry West for components for a proprietary sealing system for high pressure fuel injectors that were developed by Memry East and the customer in such a program, the Company does not yet have any material sales of commercialized products or assemblies that have arisen from these programs.

Memry East is also involved in a number of customer and government sponsored research programs in which the Company gets paid not for the sale of products but for performing the research. The Company will continue to pursue funded development programs which advance the Company's knowledge of shape memory materials and/or demonstrate clear potential for commercialization. Projects undertaken by the Company in the last few years include a National Institute of Health program to study the use of super-elastic titanium-based alloys as replacement for the current nickel-based alloys used in orthodontic procedures, a United States Air Force program for the development of SMA-based reusable lock nuts, and a program with the National Aeronautical and Space Administration for the development of shroud rings in the compressor sections of small jet turbines. The largest ongoing development program is with McDonnell Douglas for the development of SMA actuated control surfaces on advanced helicopter blades. Research contracts with the U.S. Government are subject to termination or renegotiation by the U.S. Government pursuant to standard government procurement contract terms.

SUPPLIERS
---------

The principal raw material used by the Memry Segment is SMA alloys. The Company expects to be able to continue to acquire, from several sources, shape memory alloys in sufficient quantities for its needs. While the Company relies heavily on outside suppliers for its non-SMA components of finished products, the Company also does not anticipate any difficulty in continuing to obtain non-SMA raw materials and components necessary for the continuation of the Memry Segment's business.

COMPETITION
-----------

The Company has competition on two levels: technological competition by other SMA processors, who compete with the Memry Segment mostly on the sale of semi-finished materials (i.e., mostly with Memry West) and components (i.e., mostly with Memry East), and end product competitors who compete with the Company in the sale of the Memry Segment's finished products (i.e., who compete with Memry
East). Competition with respect to Memry East's two major finished product lines and two major component lines are discussed above. See "-- Operating Divisions -- Memry East." Technologically, there are several major U.S., Japanese and European companies engaged in the supply or use of SMAs, some of which have substantially greater resources than the Company. Within the U.S., the two major SMA alloy suppliers to both the Company and the industry as a whole are Teledyne and Special Metals Corporation. Each of these companies has substantially greater resources than the Company and could determine that it wishes to compete with the Company in the Company's markets. Special Metals has in fact become a competitor of Memry West for semi-finished wire and strip materials. Japanese competitors include Furakawa Electric Co., Sumitomo Co. and Tokin Co., all of which produce SMAs and sell to users in Japan and internationally. The principal European competitors are AMT, a unit of the SwissMetal group of companies, and G. Rau, a German company. Within North America, the Company believes that it is the largest single processor of SMAs, accounting for approximately 35% of all SMA usage. The Company believes that Beta Group, Inc., and its subsidiary Nitinol Devices Company, are the next largest, followed by Flexmedics, Nitinol Medical Technology and SMA Applications, Inc.

The Company intends to compete, and advance its position, based upon its worldwide sales and distribution alliance with Raychem Corporation, its proprietary alloy positions, and its knowledge of the processing parameters of the alloys and unique design and assembly capabilities, particularly in the medical instrument and valuing fields. While price and production capability are obviously important, the Company believes that it competes mostly on technological capabilities in the Memry Segment.


                             WRIGHT MACHINE SEGMENT

The Company's Wright Machine Segment consists of Wright Machine Corporation ("Wright"), a wholly-owned subsidiary of the Company with a 120-year history as a New England manufacturer of screw machine and taper pin products. Wright provides these products to OEMs in the plumbing, electrical, electronic, fire protection, valve, appliance and automotive markets through both direct sales accounts and three manufacturers' representatives. Within the overall activity of Wright, it has three basic business segments: (i) the manufacture of threaded rings for the plumbing industry; (ii) the manufacture of predominantly brass parts on screw machines ranging in size between 1.5 inches to 2.5 inches; and (iii) the manufacture of custom and standard taper pins, most of which are made of various grades of stainless and carbon steel.

CUSTOMERS AND SUPPLIERS
-----------------------

Wright sells its products to OEM's in the plumbing, electrical, electronic, fire protection, valve, appliance and automotive markets. The majority of Wrights's customers are located within a 300 mile radius of Wright's factory in Worcester, Massachusetts. However, Wright services customers throughout the United States. In fiscal 1996, Wrights's ten largest customers accounted for 49% of its total revenues. Obviously, the loss of one or more of these customers would have a material adverse effect on Wright's operations.

Wright buys free cutting brass rod and hollow brass tube at market prices direct from producers and other suppliers. Stainless and other steel supplies are provided by a large number of suppliers. These materials are all available from numerous sources and Wright does not anticipate any difficulties in being able to acquire any of such materials.

COMPETITION
-----------

Wright's competition comes from other screw machining job shops, primarily on the East Coast (in proximity to most of Wright's customers) and, frequently, the customer's own internal machining capacity. The primary measures of competitiveness are price, quality and delivery, with price frequently being the most important. There has been a significant contraction in Wright's industry over the past few years, resulting in fewer but more able competitors.

Wright has enacted major cost reduction measures in both the spring of 1994 and again in the spring of 1996 in order to become more cost competitive with its competitors. However, liquidity constraints over the last few years have adversely affected Wright's ability to obtain timely deliveries of raw materials, thus making Wright less competitive as to delivery and resulting in diminished orders from customers and revenues. In addition, several of the machine shops and many internal screw machine facilities with which Wright competes have greater financial strength and similar production capabilities.

                             PATENTS AND TRADEMARKS

As part of the Raychem Acquisition, the Company acquired five U.S. patents, as well as a variety of foreign patents and domestic and foreign patent applications, relating primarily to the production and utilization of nickel-titanium alloys having shape memory effect. While these acquired patents in no way dominate the entire field of shape memory metals, they do provide the Company with some competitive advantages in the covered uses. In addition, notwithstanding the Company's acquisition of these patents and patent applications as part of the Raychem Acquisition, under certain circumstances the Company will be required to license the acquired intellectual property back to Raychem for specified uses. For example, (i) upon the termination of the private/label distribution agreement between the Company and Raychem, Raychem will have a non-exclusive perpetual license to utilize these patents to sell products within specified fields of uses for a specified royalty, and (ii) Raychem has a non-exclusive, transferable perpetual license to utilize these patents in connection with certain intellectual property relating to the medical market that was not acquired by the Company as part of the Raychem Acquisition.

With respect to specific products, the Company has a patent pending for the use of SMA in the hitting surface of golf clubs. The Company owns two patents relating to the SMA scald-protection valves, the last of which expires in the year 2010. The Company owns three commercially material U.S. and one Canadian patent for the ULTRAVALVE/TM/ system. The Company has filed for patent protection for the ULTRAVALVE/TM/ system in other countries, including the European Economic Community. U.S. patent protection for the ULTRAVALVE/TM/ product expires in 2007. The Company also holds a variety of other patents relating to both SMA technology generally and specific products.

The Company's patent rights do not dominate the field of SMA utilization, although the patents acquired from Raychem do dominate the use of nickel-titanium alloys having a two-way shape memory effect, although not in the medical instrument and in-body applications fields. The Company does not, however, have specific patent protection for many of its present or presently proposed products or product components. The Company's patent rights obviously do not dominate any specific fields in which the Company sells products (medical instruments, plumbing products, etc.). The Company does believe, however, that various patents provide it with advantages in the manufacture and sale of different products, and that its know-how relating to various SMA alloys provides the Company with a competitive advantage.

While a U.S. patent is presumed valid, the presumption of validity is not conclusive, and the scope of a patent's claim coverage, even if valid, may be less than needed to secure a significant market advantage. Gaining effective marketing advantage through patents can require the expense, uncertainty and delay of litigation. Although the Company's technical staff is generally familiar with the SMA patent environment and has reviewed patent searches when considered relevant, the Company has not requested any legal opinion to determine whether any of its contemplated products would infringe any existing patents.

The Company has trademark registrations for the MEMRYSAFE/(R)/, SHOWERGARD/(R)/ and FLOWGARD/(R)/ valves, as well as for the ZeeMet/(R)/ golf club inserts.

                            RESEARCH AND DEVELOPMENT

During fiscal 1996, the Company did not spend any material amounts on "pure" research and development (i.e., research and development done by the Company at its own cost for purposes of developing future products). However, the Company spent approximately $422,000 on research and development contributing to the development of SMA components pursuant to customer and government sponsored development arrangements. These research and development costs are borne directly by the federal government and customers of the Company, as applicable, and, for purposes of the Company's financial statements, are part of "costs of goods sold," rather than research and development. By comparison, the Company spent approximately $300,000 on funded research and development in fiscal 1995, which amount was also accounted for as "costs of goods sold." The aforesaid numbers do not include amounts spent by Raychem for research and development in said fiscal years (approximately $1.88 million in fiscal 1996 and $2.04 million in fiscal 1995), as these amounts were expended primarily for the development of intellectual property in the medical applications area that was not sold to Memry as part of the Raychem acquisition.

                                   EMPLOYEES

As of June 30, 1996 (and giving effect to the employees hired in connection with the Raychem Acquisition which was consummated on June 28, 1996), the Company and its subsidiary had seventy-six full-time and two part-time employees. Of the full-time employees, thirteen were executive or management personnel and three were science and research personnel. Thirty of the full-time employees and none of the part-time employees were employed by Wright. In addition, pursuant to a transitional services agreement entered into with Raychem as part of the Raychem acquisition, Raychem was as of such date supplying Memry, on a temporary basis at Memry's cost, with the use of two Raychem employees. The Company anticipates replacing such temporary workers by January of 1997 through a combination of temporary and permanent employees working out of both Memry West and Memry East. None of the employees is represented by collective bargaining units.

Item 2.  DESCRIPTION OF PROPERTY

The Company has a lease, which was renewed as of September 30, 1995, for a term to expire on September 30, 2000, for office and manufacturing space located at 57 Commerce Drive, Brookfield, Connecticut 06804. The premises have a floor area of approximately 21,350 square feet, of which approximately 5,500 square feet is used by the Company for general administrative, executive, and sales purposes, and approximately 11,350 square feet is used for manufacturing and research and development operations. The lease provides for an average annual base rental of approximately $135,000.

The Company has a lease, for a term to expire on September 30, 1998, for office and manufacturing space located at 4065 Campbell Avenue, Menlo Park, California 94025. These premises, formerly used by Raychem, are the headquarters of the Company's west coast operations. These premises have a floor area of approximately 28,032 square feet, which is used by the Company for manufacturing, warehousing, general administrative and research and development operations. The lease provides for monthly base rental of $20,743.68, subject to adjustment in April of 1997 for increases in the consumer price index. The Company also has a lease, through December 31, 1996, for 3,300 square feet of laboratory and manufacturing space at 220 Jefferson, Menlo Park, California 94025. This space is leased to the Company by Raychem with base rent waived for its term. The space is primarily used as an environmentally controlled area ("clean room"). The Company intends to relocate this clean room to its Brookfield headquarters when this lease expires.

Wright owns approximately 2.9 acres of land, together with manufacturing and office facilities, located at 69 Armory Street, Worcester, Massachusetts. Three buildings have an aggregate floor area of approximately 85,000 square feet, of which approximately 5,000 square feet is used for general administrative, executive, and sales purposes, and the remainder for manufacturing screw machine and taper pin products. The property is subject to a mortgage in favor of the Company's and Wright's principal lender, which secures a loan to the Company and Wright. See "Management Discussion and Analysis or Plan of Operations" and the note to the Financial Statements entitled "Subsequent Events" for a discussion of the status of the mortgage loan.

Management believes that the existing facilities of the Company and Wright are suitable and adequate for their present needs and that additional facilities will be readily available if needed. Management also believes that the properties are adequately covered by insurance.

Item 3.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, none of which are believed to involve a claim for damages exceeding 10% of the current assets of the Company. Although it is not feasible to predict the outcome of any such proceedings, or any claims made against the Company, the Company does not anticipate that the ultimate liability, if any, in any such proceeding will materially affect the Company's financial position, results of operation or liquidity/cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                    PART II

Item 5.   MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the OTC Bulletin Board (through which various market dealers make the market of the Company's Common Stock and trades are reported through what is commonly known as the "pink sheets") under the symbol MRMY. Prior to August 8, 1994, the Company's Common Stock was traded under the symbol MRMT. On August 8, 1994, the Company effected a one-for-ten reverse stock split (the "Reverse Split") of its Common Stock. It should be noted that all references to Common Stock (both number of shares and per share prices) have been adjusted to reflect the Reverse Split. On June 30, 1996, there were 1,505 holders of record of the Company's Common Stock.

The following table sets forth, for the periods indicated, the quarterly high and low representative bid quotations for the Company's Common Stock as reported by the National Quotations Bureau. Quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.


Fiscal year ended
     June 30                1996                          1995
-------------------        -----                          ----
                     High         Low                High       Low
                     ----         ---                ----       ---

1st Quarter          $0.94        $0.53             $2.50       $1.00
2nd Quarter           0.91         0.44             1.88         0.75
3rd Quarter           1.13         0.50             1.69         0.50
4th Quarter           2.13         0.88             1.38         0.63


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

Pursuant to the Company's August 9, 1996 loan agreement with its principal lender, the Company is prohibited from declaring or paying any dividends, or making a distribution to its stockholders, until the termination of such agreement and the repayment of all amounts due to such lender.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis will be filed within fifteen days after the prescribed due date hereof, pursuant to Rule 12b-25 promulgated under the Securities Exchange Act of 1934, as amended.

Item 7. FINANCIAL STATEMENTS

Financial Statements will be filed within fifteen days after the prescribed due date hereof, pursuant to Rule 12b-25 promulgated under the Securities Exchange Act of 1934, as amended.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None that have not been previously reported, as that term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1 - Election of Directors," "-Executive Officers of the Company" and "-Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 1996.

Item 10.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1-Election of Directors-Compensation of Directors" and "-Executive Compensation" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 1996.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 1996.

Item 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the section entitled "Proposal No.1 -Election of Directors-Certain Relationships and Transactions" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 1996.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits

        The Exhibits listed in the Index to Exhibits following the Signature Page herein are filed as part of this Annual Report on Form 10-KSB.

  (b)   Reports on Form 8-K

        No Form 8-K was filed during the last quarter of the fiscal year ended June 30, 1995. However, a Form 8-K was filed on July 15, 1996 with respect to disclosure regarding "Item 2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements and Exhibits," disclosing the consummation of the Raychem Acquisition. On September 13, 1996, the Company filed a Form 8-K/A containing the financial statements relating to the Raychem Acquisition.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MEMRY CORPORATION


Date:  September 30, 1996                   By: /s/ James G. Binch
     ---------------------                     -------------------
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


Signature                         Title                    Date
---------                         -----                    ----


/s/ James G. Binch          President, CEO, Treasurer      September 30, 1996
----------------------
James G. Binch              and Chairman of the Board
                            (Principal Executive Officer)


/s/ Wendy A. Gavaghan       Corporate Controller           September 30, 1996
---------------------
Wendy A. Gavaghan           (Principal Financial
                             Officer)


/s/ Jack Halperin           Director                       September 30, 1996
----------------------
Jack Halperin


/s/ John A. Morgan          Director                       September 30, 1996
----------------------
John A. Morgan

                                      Exhibit Index

Exhibit                                                                               Sequential
Number                    Description of Exhibit                                        Page
------                    ----------------------                                      ----------
 3.1                     Certificate of Incorporation of the Company, as amended             (9)

 3.2                     By-Laws of the Company, as amended                                  (8)

10.1                     Employment Agreement, dated January 1, 1990,                        (1)
                         between the Company and Ming H. Wu

10.2                     Lease Agreement, dated January 24, 1991,                            (2)
                         between the Company and Brookfield Commerce,
                         relating to 57 Commerce Drive, Brookfield, CT

10.3                     SBIR Contract, dated August 6, 1992, between the                    (4)
                         Company and the U.S. Air Force

10.4                     Warrant Issued to Connecticut Innovations,                          (3)
                         Inc. ("CII") as of March 1, 1992

10.5                     Employment Agreement, dated September 24,                           (5)
                         1993, between the Company and James G. Binch

10.6                     Warrant issued to American Equities Overseas                        (5)
                         Inc., pursuant to Placement Agreement of
                         September 8, 1993

10.7                     Warrant issued to American Equities Overseas                        (5)
                         Inc., pursuant to Placement Agreement of
                         November 22, 1993

10.8                     Agreement, dated January 25, 1993, between                          (5)
                         the Company and Sciatec, Inc.

10.9                     Memry Corporation Stock Option Plan adopted                         (6)
                         as of July 19, 1994

10.10                    SBIR Contract dated December 9, 1993 between                        (6)
                         the Company and NASA

10.11                    Letter Agreement dated as of October 12, 1994                       (6)
                         between the Company and Harbour Holdings Limited
                         Partnership regarding Series A Preferred stock
                         conversion calculation

10.12                    Employee Non-Disclosure Agreement, dated as of                      (6)
                         October 18, 1994, between the Company and
                         James G. Binch

10.13                    Employee Non-Disclosure Agreement, dated as of                      (6)
                         January 24, 1994, between the Company and
                         Wendy A. Gavaghan

Exhibit                                                                              Sequential
Number                    Description of Exhibit                                     Page
-------                   ----------------------                                     ----------
10.14                    Convertible Subordinated Debenture Purchase Agreement,             (9)
                         dated as of December 22, 1994, between the Company and
                         CII

10.15                    Escrow Agreement, dated as of December 22, 1994, among             (9)
                         the Company, CII and Finn Dixon & Herling as escrow
                         agent

10.16                    Letter Agreement, dated May 22, 1995, between                      (7)
                         Harbour Holdings Limited Partnership and the
                         Company regarding conversion of Series A and
                         Series B Preferred Stock and issuance of shares
                         of Common Stock as payment in full of accrued dividends.

10.17                    Form of Securities Purchase Agreement relating to                  (7)
                         sales of Series G Preferred Stock of Memry Corporation

10.18                    First Amendment to Convertible Subordinated Debenture              (7)
                         Purchase Agreement, dated October 11, 1995, between
                         the Company and CII

10.19                    First Addendum to Convertible Subordinated Debenture,              (7)
                         dated October 11, 1995, made by the Company and agreed
                         to by CII

10.20                    First Addendum to Stock Subscription Warrant (re:                  (7)
                         Warrant No. 94-4), dated October 11, 1995, made by the
                         Company and agreed to by CII

10.21                    First Addendum to Stock Subscription Warrant (re:                  (7)
                         Warrant No. 94-5), dated October 11, 1995, made by the
                         Company and agreed to by CII

10.22                    First Addendum to Stock Subscription Warrant (re:                  (7)
                         Warrant No. 94-6), dated October 11, 1995, made by the
                         Company and agreed to by CII

10.23                    Amendment to Escrow Agreement, dated October 11, 1995,             (7)
                         among the Company, CII and Finn Dixon & Herling as escrow
                         agent

10.24                    Second Amendment to Convertible Subordinated Debenture             (9)
                         Purchase Agreement, dated as of June 28, 1996, between
                         Memry and CII

10.25                    Second Amendment to Escrow Agreement, dated as of                  (9)
                         June 28, 1996, among Memry, CII and Finn Dixon & Herling
                         as escrow agent

10.26                    Amended and Restated Class I Warrant Certificate                   (9)
                         (Warrant Certificate No. 94-4A) issued by the
                         Company to CII

10.27                    Amended and Restated Class II Warrant Certificate                  (9)
                         (Warrant Certificate No. 94-5A) issued by the
                         Company to CII

Exhibit                                                                              Sequential
Number                    Description of Exhibit                                     Page
-------                   ----------------------                                     ----------

10.28                    Second Addendum to Class III Warrants issued by the                (9)
                         Company to CII

10.29                    Sublease, dated as of June 28, 1996, between the Company           (8)
                         and Raychem Corporation

10.30                    Tinel-Lock Supply Agreement, dated as of June 28, 1996,            (8)
                         between the Company and Raychem Corporation

10.31                    Private Label/Distribution Agreement, dated as of                  (9)
                         June 28, 1996, between the Company and Raychem Corporation

10.32                    Warrant Certificate exercisable for 1,130,000 shares of            (8)
                         Common Stock, dated June 28, 1996, issued by the Company
                         to Raychem Corporation,

10.33                    Warrant Certificate exercisable for 1,250,000 shares of            (8)
                         Common Stock, dated June 28, 1996, issued by the Company
                         to Raychem Corporation,

10.34                    Finders Fee Agreement, dated as of June 28, 1996, between          (8)
                         the Company and Raychem Corporation,

10.35                    Amended and Restated Asset Purchase Agreement                      (8)
                         between the Company and Raychem Corporation,
                         dated May 10, 1996.

10.36                    Letter Agreement, dated June 20, 1996, between                     (8)
                         Memry Corporation and Raychem Corporation.

10.37                    Amendment No. 1 to Amended and Restated Purchase                   (8)
                         Agreement between Memry Corporation and Raychem
                         Corporation, dated June 28, 1996.

10.38                    Amendment No.2 to Amended and Restated Purchase Agreement          (9)
                         between Memry Corporation and Raychem Corporation, dated
                         August 11, 1996.

10.39                    Amendment to Lease Agreement between the Company and               (9)
                         Brookfield Commerce relating to 57 Commerce Drive,
                         Brookfield, CT.

10.40                    Securities Purchase Agreement, dated as of                         (9)
                         June 14, 1996, between Memry Corporation and
                         Wendy A. Gavaghan

10.41                    Warrant Cert. No. 96-4, dated as of July 16, 1996,                 (9)
                         issued to Dominion Captial Partners

10.42                    Warrant Cert. No. 96-5, dated as of July 15, 1996,                 (9)
                         issued to Dawn M. Morton

10.43                    Form of Securities Purchase Agreement relating to                  (9)
                         sales of Common Stock at $2.00 per share on
                         June 28, 1996

10.44                    Commercial Revolving Loan, Term Loan and Security                  (9)
                         Agreement, dated August 9, 1996, among the Company,
                         Wright Machine Corporation and Affiliated Business
                         Credit Corporation

10.45                    Mortgage and Security Agreement dated as of August 9, 1996,        (9)
                         from Wright Machine Corporation and Affiliated Business
                         Credit Corporation

10.46                    Letter Agreement, dated June 26, 1996, between Memry               (9)
                         Corporation and James Proft

10.47                    Warrant Certificate No. 96-7, dated September 19, 1996,            (9)
                         issued to James Proft

10.48                    Letter Agreement, dated as of May 29, 1996, between Memry          (9)
                         Corporation and Dominion Capital Partners re: stock issuance

21.1                     Information regarding Wright Machine Corporation                   (7)

---------------------------------
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1992.

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993.

(6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

(8) Incorporated by reference to the Company's Current Report on Form 8-K filed July 15, 1996.

(9) Submitted separately, electronically.