Form 10KSB/A
period 1996-06-30
MEMRY CORP
filed 1996-10-15
CIK 720896

                                            The following items were the subject
                                            of a Form 12b-25 and are included
                                            herein: Item 6, Item 7 and
                                            consolidated revenues of the issuer
                                            set  forth on the cover page.






                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                Form 10-KSB/A-1

(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

               For the fiscal year ended June 30, 1996
                                         ----------------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from                 to
                               ---------------    -------------------
Commission file number   0-14068
                         --------------------------------------------------

                               MEMRY CORPORATION
    -----------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                  06-1084424
----------------------------------       ----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

57 Commerce Drive, Brookfield, CT                      06804
---------------------------------                  --------------
                                                     (Zip Code)
(Address of principal executive offices)

Issuer's telephone number            (203) 740-7311
                          ----------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class             Name of each exchange on which registered

           None                                         None
--------------------------------     -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.01 per share
          -----------------------------------------------------------
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ----     --

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Consolidated revenues of the issuer for the fiscal year ended June 30, 1996 were $3,674,000.

The aggregate market value of voting stock held by non-affiliates of the
registrant was approximately $14,310,000 on        June 28, 1996 based upon the
average of the bid and asked prices on that date.

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

                 Transitional Small Business Disclosure Format
                 ---------------------------------------------


                             Yes          NO     X
                                  ----         -----

          This amendment to the Annual Report on Form 10-KSB of Memry Corporation (the "Company") for the fiscal year ended June 30, 1996 (the "Original Form 10-KSB") amends and modifies the Original Form 10-KSB as follows:

     1. The cover page is amended by the inclusion of the consolidated revenues of the Company for the fiscal year ended June 30, 1996.

     2. Item 6 of Part II, "Management's Discussion and Analysis or Plan of Operation," is filed hereby.

     3.   Item 7 of Part II, "Financial Statements," is filed hereby.

     4. Certain typographical errors in Paragraph (b) of Item 13 are corrected hereby.

     5.   Exhibits 10.49, 10.50. 10.51. 10.52, 10.53 and 11 are filed hereby and
          Exhibit 27 is submitted hereby.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Results of Operations

REVENUES.
--------

Sales Overview.  Overall revenues decreased 22%, from $4,729,000 in fiscal 1995
--------------
to $3,674,000 in fiscal 1996, or a $1,055,000 reduction in sales. Revenues relating to the Wright Segment were responsible for all of the decrease, and were partially offset by a slight increase in Memry Segment sales.

Memry Sales. Revenues relating to the Memry Segment increased to $1,136,000 in fiscal 1996 from $1,013,000 in fiscal 1995, an increase of $123,000, or 12%. Sales of the MEMRYSAFE(R) and ULTRAVALVE/TM/ product lines were $286,000 in fiscal 1996 as compared with $462,000 in fiscal 1995. Sales of SMA, shape memory effect wire and wire shapes, shape memory polymers and FIRECHECK/TM/ were approximately $371,000 in fiscal 1996 as compared with $186,000 in fiscal 1995. Research and development revenues in fiscal 1996 increased $114,000, or 31%, to $479,000, as compared to revenues of $365,000 in fiscal 1995. The increase in research and development revenues is due to the McDonnell Douglas contract work which began in the third quarter of fiscal 1996. The backlog of government-sponsored contracts is approximately $502,000, in addition to back-log of approximately $205,000 from a contract with McDonnell Douglas.

Wright Sales. Wright Machine Segment sales decreased $1,178,000, or 31%, to $2,538,000 in fiscal 1996 versus $3,716,000 in 1994, as a result of continued liquidity constraints which interfered with the ability of Wright to make raw material purchases. Wright's inability from time to time to obtain raw materials impacted on its ability to both attract and perform orders. The contract backlog decreased to approximately $650,000 at June 30, 1996 as compared with $1,200,000 at June 30, 1995.

COSTS AND EXPENSES
------------------

Manufacturing Costs Overview.  Manufacturing costs for fiscal 1996 decreased to
----------------------------
$2,915,000 in fiscal 1996 from $3,850,000 in fiscal 1995, a decrease of $935,000, or 24%. The decrease was almost entirely due to the reduction in gross revenues. The overall gross profit margin in fiscal 1996 was 9%, as compared to 12% in 1995. The decrease in gross margin was primarily caused by the decrease in the Wright Segment's profit margin described below.

Memry Manufacturing Costs. Memry Segment manufacturing costs were $569,000 in fiscal 1996 and $612,000 in fiscal 1995, a decrease of $43,000, or 7%, with margins of 16% and 13%, respectively. The increase in the Memry Segment's margin is attributable to the increase in sales of the higher margin shape memory effect wire.

Wright Manufacturing Costs. Wright Machine Segment's manufacturing costs for fiscal 1996 were $2,346,000 as compared with $3,238,000 in fiscal 1995. The reduction of $892,000 in costs, or 28%, is primarily due to the 31% reduction in sales. Wright's profit margin declined to 8% in fiscal 1996 versus 14% in fiscal 1995 attributable to the increase in the ratio of fixed costs to sales volume caused by the reduction in sales volume.

Research and Development Costs. Research and development costs were $422,000 in fiscal 1996 and $297,000 in fiscal 1995. This increase of $125,000, or 42%, was primarily due to the 31% increase in research and development revenues.

General, Selling, and Administrative Expense ("GS&A").  Overall GS&A was reduced
-----------------------------------------------------
in fiscal 1996 by $272,000, or 11%, to $2,102,000 from $2,374,000 in fiscal
1995. The reduction is primarily due to a decrease in litigation expense and professional fees.

Depreciation and Amortization Expense.  Depreciation expense was $90,000 in
-------------------------------------
fiscal 1996 as compared with $240,000 in fiscal 1995. The $150,000, or 63%, decrease was caused by certain assets becoming fully depreciated during the last quarter of fiscal 1995.

Interest Expense.  Interest expense decreased to $250,000 in fiscal 1996 from
----------------
$360,000 in fiscal 1995, a decrease of 31%. The decrease is primarily due to approximately $711,000 of payments on Wright's debt to Fleet Bank during fiscal 1996, which debt accrued interest at a rate of prime plus 4%.

NET LOSS
--------

Overview.  Net loss for fiscal 1996 was $2,105,000, as compared to a loss of
--------
$2,392,000 in fiscal 1995, an improvement of $287,000, or 12%. The improvement was caused by a $532,000 aggregate reduction in GS&A, interest and amortization and depreciation expenses, offset by a reduction in gross profit of $245,000.

Memry Segment. Memry Segment's net loss for fiscal 1996 was $1,718,000 as compared with fiscal 1995's loss of $1,981,000. The improvement of $263,000, or 13%, is the result of a reduction in GS&A, depreciation and amortization and interest expenses of $220,000 and an improvement in gross profit of $45,000.

Wright Segment. Wright Machine Segment's net loss was relatively flat in fiscal 1996 at $387,000 as compared to $411,000 in fiscal 1995. Wright's $24,000 improvement is the result of a reduction in GS&A, depreciation and amortization and interest expenses of $494,000 offset by a reduction of $472,000 in gross profit.

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 112 "Accounting for Postemployment Benefits," which was required to be implemented by the Company in fiscal 1995. Because the Company generally does not provide such benefits, the adoption of this statement did not have a material effect on the Company's financial position.

(b)  Liquidity and Capital Resources

The Company's primary capital requirements to date have been to fund losses from operations. In addition, from time to time the Company has required capital to effect acquisitions and to fund increases in inventory for certain products necessary to allow the Company to increase sales for those products. The Company has historically satisfied its capital requirements from sales of equity securities and borrowings. During fiscal 1996, net cash used by operating activities was approximately $2.4 million, net cash used for acquisitions (primarily the Raychem Acqusition) was approximately $4.1 million and net cash provided by financing activities (which included a reduction in borrowings of approximately $700,000) was approximately $5.4 million. As a result of the foregoing, the Company held cash and cash equivalents at June 30, 1996 of approximately $57,000, down from approximately $1.1 million at the start of fiscal 1996. As a result, at the close of fiscal 1996 the Company was in a cash impaired position and had negative working capital (current liabilities less current assets) of approximately $900,000(down from negative working capital of approximately $2.3 million on June 30, 1995).

Subsequent to the close of the Company's 1996 fiscal year, on August 9, 1996, the Company entered into a term and revolving loan agreement with Affiliated Business Credit Corporation ("ABCC"), a commercial financing subsidiary of Center Financial Corporation, allowing up to $2.635 million of aggregate borrowings. The term loan is a five year $1.135 million loan, with principal payable in monthly installments of approximately $19,000. An additional $135,000 of principal is due (i) on or prior to December 31, 1996 if, prior to December 31, 1996, the Company raises additional equity (excluding equity raised to purchase intellectual property, medical patents and other assets related thereto from Raychem), and (ii) on or before June 30, 1997 if the Company does not raise such additional equity prior to December 31, 1996. The entire unpaid balance, if not earlier demanded, is due and payable on July 31, 2001; provided, however, that ABCC has the right to accelerate the loan and require full payment upon demand. Interest on the term loan accrues at the rate of prime plus 2.25%. The revolving credit facility provides for borrowings at the lesser of $1.5 million or the sum of (a) 80% of eligible accounts receivable plus (b) the lesser of $500,000 or 25% of eligible inventory. Borrowings pursuant to the revolving loan agreement are due upon demand and bear interest, payable monthly, at prime plus 2%. The terms with ABCC generally are more favorable than the terms that the Company's Wright subsidiary had with Fleet Bank, the Company's prior lender. The loan documents contain standard covenants, including security interests in substantially all of the Company's consolidated assets, commitment fees and negative covenants (including restrictions on dividends and other payments), which the Company does not expect to materially impact operations. At the August 9, 1996 closing, Wright's debt to Fleet Bank was repaid with a $140,000, or 16%, discount.

The Company's only currently contemplated material capital expenditure for fiscal 1997 is the move of the medical assemblies portion of the business purchased from Raychem from Menlo Park, California to the Company's headquarters in Brookfield, Connecticut, in the second quarter of fiscal 1997. The Company anticipates that the cost of such move will be slightly greater than $100,000. In addition, the Company anticipates making substantial improvements to certain machinery and equipment located at Memry West and used to manufacture tinel-lock product for

Raychem. However, as a result of an agreement entered into at the time of the Raychem Acquisition, it is anticipated that Raychem will bear substantially all the costs of such improvements.

The Company has in the past grown through acquisitions (including both the Raychem Acquisition and the Company's earlier acquisition of Wright) and, as part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company's existing businesses. The Company intends to use available cash from operations, when and if available, and sales of equity to finance any such acquisitions that may be sought in the future.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if: (i) at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including, after January 1, 1997, the assembly of all products to be sold to U.S. Surgical Corporation, most of which are currently being manufactured at Memry West), excluding business operations relating to Wright's production of screw machine products and taper pins and the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut, excluding all banks associated with Wright; or (ii) the Company fails (a) to file by October 31, 1996 a registration statement under the Securities Act of 1933, as amended (the "Registration Statement"), covering, inter alia, the
                                                           ----- ----
resale by CII of the shares of the Company's Common Stock owned by CII and underlying warrants owned by CII (the "Registrable Securities") or to effect such Registration Statement by January 31, 1997, or (b) to keep the Registration Statement in effect for an aggregate of 120 days during any rolling twelve month period during the three years which the Company is required to maintain the effectiveness of the Registration Statement. Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all the Registrable Securities then held by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company. Using $2.00 per share as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $4,085,500. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to insure that its operations do not move from Connecticut in a manner that would trigger CII's put, and intends to cause the Registration Statement to be filed and maintained in a manner that would prevent CII's put from being operative.

The Company believes that the combination of its improved borrowing facility, its ability to raise equity capital in the past and, as a result of the Raychem Acquisition, revenues from Memry West will be sufficient to meet the Company's capital requirements (assuming both that ABCC does not demand immediate repayment of the term loan and that CII's put rights are not triggered and exercised (and, as stated above, the Company intends not to cause said put rights to become exercisable).

The Company does not expect that any of the matters discussed in Note 10 to the Company's Consolidated Financial Statements will have a material impact on the Company's financial condition, future operating results and/or liquidity.

Item 7.    FINANCIAL STATEMENTS

Index to Financial Statements
-----------------------------

INDEPENDENT AUDITOR'S REPORT                       F-1

FINANCIAL STATEMENTS:

Consolidated Balance Sheets -                      F-2
  As of June 30, 1996

Consolidated Statements of Operations -            F-3
  For years ended June 30, 1996 and 1995

Consolidated Statements of Stockholders' Equity    F-4
  For years ended June 30, 1996 and 1995

Consolidated Statements of Cash Flows -            F-5
  For years ended June 30, 1996 and 1995

Notes to Consolidated Financial Statements         F-6

                            McGladrey & Pullen, LLP
                            -----------------------
                 Certified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
Memry Corporation and Subsidiary
Brookfield, Connecticut


We have audited the accompanying consolidated balance sheets of Memry Corporation and subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Memry Corporation and subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/ McGladrey & Pullen, LLP


New Haven, Connecticut
September 24, 1996

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
June 30, 1996
--------------------------------------------------------------------------------


ASSETS (Note 8)                                                                         1996              1995
                                                                                -----------------------------------
Current Assets
  Cash and cash equivalents (Note 5)                                            $       57,000    $       1,145,000
  Accounts receivable, less allowance for doubtful accounts 1996 $29,000;
   1995 $53,000                                                                        568,000              691,000
  Inventories (Note 3)                                                               2,044,000              849,000
  Prepaid expenses and other                                                            63,000               24,000
                                                                                --------------    -----------------
            Total current assets                                                     2,732,000            2,709,000
                                                                                --------------    -----------------

Property, Plant and Equipment, at cost, net (Notes 4 and 9)                          3,881,000            1,233,000
                                                                                --------------    -----------------
Other Assets
  Patents and patent rights, less accumulated amortization 1996 $60,000;
   1995 $57,000                                                                     2,002,000                5,000
Goodwill                                                                              989,000              -
Deferred financing costs                                                               36,000              -
Deposits                                                                               39,000               32,000
                                                                                --------------    -----------------
                                                                                    3,066,000               37,000
                                                                                --------------    -----------------
            Total assets                                                        $   9,679,000     $      3,979,000
                                                                                ==============    =================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses                                         $   1,733,000     $      2,189,000
  Notes payable (Note 8)                                                            1,698,000            2,810,000
  Unearned revenue (Note 2)                                                           150,000              -
  Current maturities of capital lease obligations (Note 9)                              3,000                4,000
                                                                                --------------    -----------------
            Total current liabilities                                               3,584,000            5,003,000
                                                                                --------------    -----------------
Capital Lease Obligations, less maturities (Note 9)                                     4,000                7,000
                                                                                --------------    -----------------
Commitments and Contingencies (Notes 9 and 10)

Stockholders' Equity
  Preferred stock (Note 6)                                                             36,000               19,000
  Common stock  (Note 6)                                                              130,000               80,000
  Additional paid-in capital                                                       39,034,000           29,874,000
  Accumulated deficit                                                             (33,109,000)        ( 31,004,000)
                                                                                --------------    -----------------
            Total stockholders' equity (deficit)                                    6,091,000           (1,031,000)
                                                                                --------------    -----------------
            Total liabilities and stockholders' equity                          $   9,679,000     $      3,979,000
                                                                                ==============    =================

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

                                                               1996            1995
                                                           ------------    ------------
Revenues
  Product sales                                            $  3,195,000    $  4,364,000
  Research and Development revenues                             479,000         365,000
                                                           ------------    ------------
                                                              3,674,000       4,729,000
                                                           ------------    ------------
Cost of Revenues
  Manufacturing                                               2,915,000       3,850,000
  Research and development                                      422,000         297,000
                                                           ------------    ------------
                                                              3,337,000       4,147,000
                                                           ------------    ------------

          Gross profit                                          337,000         582,000
                                                           ------------    ------------
Operating Expenses
  General, selling and administrative (Note 9)                2,102,000       2,374,000
  Depreciation and amortization                                  90,000         240,000
                                                           ------------    ------------
                                                              2,192,000       2,614,000
                                                           ------------    ------------

          Operating loss                                     (1,855,000)     (2,032,000)

Interest Expense (Note 8)                                       250,000         360,000

          Net loss                                         $ (2,105,000)   $ (2,392,000)
                                                           ============    ============

Weighted average number of common shares outstanding          8,357,118       5,353,222
                                                           ============    ============
Net loss per common share                                  $      (0.25)   $      (0.45)
                                                           ============    ============

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 30, 1996 and 1995
--------------------------------------------------------------------------------


                                                Preferred Stock          Common Stock
                                              -------------------     --------------------
                                                                                                 Additional
                                               Shares      Par         Shares        Par          Paid-in        Accumulated
                                               Issued      Value       Issued        Value        Capital          Deficit
                                              --------------------------------------------------------------------------------
Balance, June 30, 1994                            854   $  85,000     46,606,450   $ 46,000    $ 26,869,000     $ (28,612,000)
  Reverse stock split                             -           -      (41,945,805)        -           -                 -
  Issuance of common stock                        -           -        1,384,926     15,000       1,106,000            -
  Series A preferred stock converted             (124)    (12,000)       424,426      4,000           8,000            -
  Series B preferred stock converted             (250)    (25,000)       312,500      3,000          22,000            -
  Series F preferred stock converted             (480)    (48,000)       480,000      5,000          43,000            -
  Conversion of Dividend on Series A & B          -           -          747,500      7,000         591,000            -
  Series G preferred stock issued                 193      19,000         -              -        1,235,000            -
  Net loss                                        -           -           -              -           -             (2,392,000)
                                              --------  ---------    -----------   ---------   ------------     --------------

Balance, June 30, 1995                            193   $  19,000      8,009,997   $ 80,000    $ 29,874,000     $ (31,004,000)

  Issuance of common stock                        -           -        3,363,329     33,000       4,570,000            -
  Series G preferred stock converted             (127)    (13,000)     1,269,000     13,000          -                 -
  Series G preferred stock issued                 231      23,000         -              -        1,478,000            -
  Conversion of debenture                          67       7,000        285,528      3,000         753,000            -
  Conversion of debt                              -           -           50,000      1,000          49,000            -
  Issuance of warrants                            -           -           -              -        2,310,000            -
  Net loss                                        -           -           -              -           -             (2,105,000)
                                              --------  ---------    -----------   ---------   ------------     --------------

Balance as of June 30, 1996                       364   $  36,000     12,977,854   $ 130,000   $ 39,034,000     $ (33,109,000)
                                              ========  =========    ===========   =========   ============     ==============

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF
CASH FLOWS Years Ended June 30, 1996 and 1995
--------------------------------------------------------------------------------

                                                                                         1996            1995
                                                                                   -------------    ------------
Cash Flows From Operating Activities
  Net loss                                                                         $  (2,105,000)   $ (2,392,000)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                         90,000         240,000
    Change in operating assets and liabilities, net of assets acquired in business combination:
       Decrease (increase) in accounts receivable                                        123,000          (9,000)
       Decrease in inventories                                                            98,000         132,000
       Increase in prepaid expenses and other                                              7,000          12,000
       (Decrease) increase in accounts payable and accrued expenses                     (556,000)        142,000
       (Increase) decrease in other asset                                                (82,000)          6,000
                                                                                   -------------    ------------
          Net cash used in operating activities                                       (2,425,000)     (1,869,000)
                                                                                   -------------    ------------
Cash Flows From Investing Activities
  Purchase of shape memory metals operation                                           (4,022,000)         -
  Purchases of property, plant and equipment                                             (38,000)       (109,000)
                                                                                   -------------    ------------
          Net cash used in investing activities                                       (4,060,000)       (109,000)
                                                                                   -------------    ------------
Cash Flows From Financing Activities
  Proceeds from sale of preferred stock, net                                           1,502,000       1,254,000
  Proceeds from sale of common stock, net                                              4,603,000       1,119,000
  Proceeds from short-term borrowings                                                    104,000         856,000
  Principal payments on notes payable                                                   (808,000)       (291,000)
  Payments on capital lease obligations                                                   (4,000)         (7,000)
  Payments on deferred lease                                                              -               (9,000)
                                                                                   -------------    ------------
          Net cash provided by financing activities                                    5,397,000       2,922,000
                                                                                   -------------    ------------

          (Decrease) increase in cash and cash equivalents                            (1,088,000)        944,000

Cash and cash equivalents, beginning of year                                           1,145,000         201,000
                                                                                   -------------    ------------
Cash and cash equivalents, end of year                                             $      57,000    $  1,145,000

Supplemental Disclosure of Cash Flow Information
  Cash payments for interest                                                       $     314,000    $    283,000

Supplemental Schedule of Noncash Investing and Financing Activities

Acquisition of shape memory metals division:
  Cash purchase price                                                              $   4,022,000    $     -

  Fair value of assets acquired
    Property and equipment                                                         $   2,700,000    $     -
    Patents                                                                            2,000,000          -
    Inventory                                                                          1,293,000          -
    Goodwill                                                                             989,000          -
                                                                                   -------------    ------------
                                                                                       6,982,000          -
                                                                                   -------------    ------------
Less
  Warrants issued                                                                     (2,310,000)         -
  Note payable issued                                                                   (350,000)         -
  Liabilities assumed                                                                   (300,000)         -
                                                                                   -------------    ------------
                                                                                   $   4,022,000    $     -
                                                                                   =============    ============

Issuance of common stock in settlement of debt                                     $     813,000    $     -
                                                                                   =============    ============

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996 and 1995
--------------------------------------------------------------------------------

Note 1. Summary of Significant Accounting Policies

Nature of business
------------------

Memry Corporation, a Delaware corporation incorporated in 1981, is engaged in the businesses of developing, manufacturing and marketing products and components utilizing the properties exhibited by shape memory alloys, and manufacturing and marketing metal parts and components machined on screw machines and smaller metal working machines. The Company's sales are primarily to customers located throughout the United States. The Company extends credit to its customers all on an unsecured basis on terms that it establishes for individual customers.

Accounting estimates
--------------------

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of  consolidation
----------------------------

The financial statements include the accounts of Memry Corporation ("Memry") and Wright Machine Corporation ("Wright"), its wholly-owned subsidiary (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation.

Cash and cash equivalents
-------------------------

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The carrying amount of these financial instruments approximates fair value because of the short maturity of these instruments.

Inventories
-----------

Inventories consist principally of various metal alloy rod, plumbing products and shape memory alloys. Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market.

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1996 and 1995
--------------------------------------------------------------------------------


Impairment of assets
--------------------

The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable.

Revenue recognition
-------------------

Revenues from product sales are recognized when the related products are shipped. Certain revenues are earned in connection with research and development contracts which are principally with the U.S. Government. Such revenues are recognized when services are rendered. Some of the Company's research and development projects are customer-sponsored and typically provide the Company with the production rights or pay a royalty to the Company if a commercially viable product results.

Depreciation and amortization
-----------------------------

Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to thirty years. Leasehold improvements are amortized over the life of the lease, or the improvements' estimated useful life, if shorter.

Costs of obtaining patents and patent rights are amortized using the straight-line method over the patents' expected period of benefit which ranges from thirteen to sixteen years.

Goodwill represents the cost of acquired assets in excess of values ascribed to net tangible assets and is being amortized using the straight-line method over 15 years.

Costs incurred in obtaining financing are capitalized and are being amortized over the term of the related debt.

Income taxes
------------

The Company files a consolidated federal income tax return. Taxes are calculated on a separate company basis.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1996 and 1995
--------------------------------------------------------------------------------


liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws on the date of enactment.

Net loss per common share
-------------------------

The net loss per common share is based on the net loss from operations and the weighted average number of shares of Common Stock outstanding during each year. Common stock equivalents have been excluded from the computation of the net loss per common share because inclusion of such equivalents is antidilutive.

Note 2. Business Combination

On June 28, 1996, the Company purchased certain assets used in conjunction with the shape memory metals operation of Raychem Corporation ("Raychem"). Details of the transaction, which was accounted for as a purchase, are as follows:

A summary of the purchase payments in connection with the acquisition follows:

        Cash paid to seller at closing                        $ 3,700,000
        Note payable to seller                                    350,000
        1,130,000 warrants issued to seller, at $0.01           2,285,000
        1,250,000 warrants issued to seller, at $2.00              25,000
        Obligations assumed                                       300,000
        Acquisition costs                                         322,000
                                                              -----------
                                                              $ 6,982,000
                                                              ===========

A summary of the assets acquired in connection with the acquisition of the shape memory metals division is as follows:

        Patent rights                                         $ 2,000,000
        Goodwill                                                  989,000
        Machinery and equipment                                 2,700,000
        Inventory                                               1,293,000
                                                              -----------
                                                              $ 6,982,000
                                                              ===========

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1996 and 1995
--------------------------------------------------------------------------------


Unaudited pro forma consolidated results of operations for the years ended June 30, 1996 and 1995, as though the division had been acquired as of July 1, 1994, follows:

                                                    1996          1995

                                                ------------   -----------
        Sales                                   $ 12,056,000   $ 9,699,000
        Net (loss)                                   (70,000)   (3,319,000)
        Net (loss) per common
        share                                   $      (0.01)  $     (0.45)

The above amounts reflect adjustments for amortization of goodwill, additional depreciation on revalued purchased assets, and certain production and general and administrative costs.

In addition, pursuant to a private label/distribution agreement entered into between Raychem and the Company, concurrent with the acquisition, Raychem will be the exclusive distributor for an initial term of five years for non-implant applications of products in the product line to certain customers which comprised approximately 70% of the Raychem division's fiscal 1996 revenues. Sales to Raychem under the private label/distribution agreement will be discounted to allow Raychem to recover its sales and marketing expenses and to realize a profit upon resale of such products to its customers. The unaudited pro forma consolidated results of operations set forth above give effect to such discount.

Note 3. Inventories

Inventories at June 30, 1996 and 1995, are summarized as follows:


                                               1996       1995
                                            ----------------------
        Raw materials and supplies          $   665,000  $ 109,000
        Work-in-process                       1,372,000    217,000
        Finished goods                            7,000    523,000
                                            -----------  ---------
                                            $ 2,044,000  $ 849,000
                                            ===========  =========

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1996 and 1995
--------------------------------------------------------------------------------


Note 4. Property, Plant and Equipment

Property, plant and equipment at June 30, 1996 and 1995, is summarized as follows:

                                                               1996          1995
                                                           -----------   -----------
        Land                                               $   166,000   $   166,000
        Buildings and improvements                             942,000       942,000
        Tooling and equipment                                4,750,000     2,013,000
        Leasehold improvements                                 100,000        98,000
                                                           -----------   -----------
                                                             5,958,000     3,219,000
        Less accumulated depreciation and amortization       2,077,000     1,986,000
                                                           -----------   -----------
                                                           $ 3,881,000   $ 1,233,000
                                                           ===========   ===========



Note 5. Concentrations

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents.

The Company places its deposits with quality financial institutions. At times, cash and cash equivalents exceed the amount insured by the Federal Deposit Insurance Corporation.

Note 6. Capital Stock


Preferred stock
---------------

The Company has two series of preferred stock outstanding at June 30, 1996. Both series carry voting rights. Information regarding the shares authorized, issued and outstanding, and conversion rates follows:


                       Number of Shares
                   ---------------------------
        Preferred                  Issued and      Par
          Stock     Authorized     Outstanding    value
       -------------------------------------------------
        Series G        800          297.10       $100
        Series H        800          66.85        $100

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1996 and 1995
--------------------------------------------------------------------------------


Each share of preferred stock may, at the option of the holder, be converted into 10,000 shares of common stock (subject to adjustment pursuant to anti-dilution provisions). On June 25, 1996, a holder of the Series G preferred stock converted 126.9 shares to 1,269,000 shares of common stock.

In addition, each share of preferred stock was automatically convertible into 10,000 shares of common stock (which number was subject to adjustment pursuant to anti-dilution provisions) upon the first to occur of (i) the closing bid price per share of common stock exceeding $1.50 for 30 consecutive business days, and (ii) the conversion of a specified number of shares of Series G and Series H preferred stock into common stock. Accordingly, subsequent to June 30, 1996 all preferred stock was converted to common stock.

Common stock
------------

On December 19, 1995, the Company amended its Certificate of Incorporation to increase the number of authorized shares of its common stock, par value $0.01 per share, from 10,000,000 to 25,000,000 shares, of which there are 12,977,854 and 8,009,997 shares issued and outstanding at June 30, 1996 and 1995, respectively.

Common stock reserved for issuance at June 30, 1996, is as follows:

                                                Number of
                                                 Shares
                                                ---------
For exercise of outstanding warrants            5,709,368
For exercise of stock options                     600,000
For conversion of Series G preferred stock      2,971,000
For conversion of Series H preferred stock        668,500
                                                ---------
                                                9,948,868
                                                =========

On June 28, 1996, a convertible, subordinated debenture held by an investor in the principal amount of $763,208 was converted to 285,528 common shares and
66.85 Series H preferred shares. The investor also holds approximately 2,088,000 warrants to purchase common shares of the Company, exercisable at an average price of $0.96 per share. These warrants were originally issued in connection with the issuance of the convertible, subordinated debenture, referred to above. The agreement with the investor provides, upon the occurrence of specified events, primarily should the Company cease to maintain its principal offices within the State of Connecticut or fail to file a registration statement covering the resale of its securities by

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1996 and 1995
--------------------------------------------------------------------------------


October 31, 1996, or effect such registration statement by January 31, 1997, the investor the right to put all securities of the Company held by the investor at that time for a price equal to the greater of the then current market price per share of such securities (on an as-converted basis) or $2 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company. Using $2.00 per share as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $4,085,500. If the investor were to have the right to put its securities and were to choose to exercise that right, such an event would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to the investor. However, the Company has the ability to insure that its operations do not move from Connecticut. Also, the Company intends to cause the registration statement to be filed by October 31, 1996 and maintained in a manner that would prevent the put from being operative.

Stock Option Plans
------------------

Pursuant to the Company's stock option plan, incentive stock options are granted at prices equal to or greater than the fair market value of the Company's stock at the date of grant, and are exercisable at the date of grant unless otherwise stated. In addition, non-qualified options are granted at a price determined by the compensation committee, which may be less than market value in which case expense is recognized. Other pertinent information related to the plan during fiscal years 1996 and 1995, is as follows:

                                                                            Average
                                            Shares           Options       Price Per
                                           Reserved        Outstanding       Share
                                           --------        -----------     ---------
        Balance, June 30, 1994                   -                -        $    -
          Canceled                               -                -             -
          Granted                          600,000             436,500        3.47
          Exercised                              -                -             -
                                           --------        -----------     ---------
        Balance, June 30, 1995             600,000             436,500     $  3.47
          Canceled                               -             (69,000)      (3.53)
          Granted                                -             125,000        0.90
          Exercised                              -                -             -
                                           --------        -----------     ---------
        Balance, June 30, 1996             600,000             492,500     $  1.35
                                           ========        ===========     =========

At June 30, 1996, 223,500 of the outstanding options were exercisable.

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1996 and 1995
--------------------------------------------------------------------------------


Warrants
--------


The following table summarizes warrants outstanding at June 30, 1996 and 1995:

                                                               Shares          Number of          Exercise
                                                              Reserved          Shares              Price
                                                            ------------      -----------      ---------------
        Balance, June 30, 1994                               19,991,257        19,991,257      $  .20 - $10.00
          Adjustment for reverse stock split                (17,992,131)      (17,992,131)            -
          Canceled                                             (212,948)         (212,948)     $  .20 - $10.00
          Granted                                             4,302,713         4,302,713      $ 1.00 - $ 5.00
          Exercised                                                -                 -                -
                                                            ------------      -----------      ---------------
        Balance, June 30, 1995                                6,088,891         6,088,891       $1.00 - $ 7.40
          Canceled                                           (3,085,704)       (3,085,704)           $1.40
          Granted                                             2,706,181         2,586,181       $0.01 - $ 2.75
          Exercised                                                -                 -                -
                                                            ------------      -----------      ---------------
        Balance, June 30, 1996                                5,709,368         5,589,368       $0.01 - $ 7.40
                                                            ============      ===========      ===============

Note 7. Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance of $13.5 million and $12.3 million has been recognized as of June 30, 1996 and 1995, respectively, to reflect the estimated amount of operating loss carryforwards and temporary differences which may not be realized. The approximate effect of carryforwards and temporary differences that give rise to deferred tax assets and liabilities as of June 30, 1996 and 1995, are as follows:

                                                                         1996                1995
                                                                --------------     --------------
        Deferred tax assets:
          Allowance for doubtful accounts                   $          12,000         $    21,000
          Inventory reserves                                          172,000             304,000
          Capitalization of inventory costs                            31,000              39,000
          Vacation accruals                                            41,000              21,000
          Depreciation and amortization                               (13,000)             46,000
          Research and development credit carryforwards               160,000             160,000
          Net operating loss carryforwards                         13,100,000          11,679,000
                                                                --------------     --------------
            Total deferred tax assets                             13,503,000           12,270,000
        Valuation allowance                                      (13,503,000)        ( 12,270,000)
                                                                --------------     --------------
            Net deferred tax assets                             $         -        $         -
                                                                ==============     ==============

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1996 and 1995
--------------------------------------------------------------------------------


As of June 30, 1996, the Company has net operating loss carryforwards for income tax purposes of approximately $33 million, which expire beginning in 1998. In addition, the Company has tax credit carryforwards available to offset future taxable income aggregating approximately $160,000 which expire in various amounts from 1998 through 2008. As a result of numerous equity transactions, the net operating loss carryforwards and the unused tax credits are significantly limited as to ultimate amounts of these tax attributes which may be utilized and the periods for which they will apply.

Note 8. Notes Payable




Notes payable consist of the following at June 30, 1996 and 1995:

                                                                                 1996               1995
                                                                              -----------        -----------
        Revolving loan payable to bank, interest payable
          monthly at the bank's base rate plus 4% (12.25%
          at June 30, 1996), due July 1, 1996. (A)                            $   381,000        $   570,000

        Term note payable to bank, due in monthly installments
          of $7,000, plus interest at the bank's base rate plus 4%
          (12.25% at June 30, 1996), due July 1, 1996. (A)                         83,000            167,000

        Mortgage note payable to bank, due in monthly
          installments of $3,700, plus interest at the bank's
          base rate plus 4% (12.25% at June 30, 1996),
          due July 1, 1996. (A)                                                   471,000            910,000

        Convertible, subordinated debenture note, payable to
          investor, interest at 5% payable semiannually, due
          December 1999. (B)                                                         -               763,000

        Unsecured note payable to Raychem Corporation,
          interest payable at 10%, due on demand. (C)                             350,000               -

        Unsecured notes payable to affiliated company, interest
          payable at 6%, due on demand.                                           344,000            240,000


MEMRY CORPORATION AND SUBSIDIARY

June 30, 1996 and 1995
--------------------------------------------------------------------------------

                                                                             1996                1995
                                                                          ------------       ------------

        Unsecured note payable to officer/stockholder, interest
          payable at 12%, due on demand.                                        60,000             60,000

        Unsecured notes payable to affiliated company, interest
          at prime plus 4%, payable on demand.                                   9,000            100,000
                                                                          ------------       ------------
                                                                          $  1,698,000       $  2,810,000
                                                                          ============       ============


(A) At June 30, 1996 and 1995, the Company was in default with respect to its revolving loan, term note and mortgage note. Accordingly, at June 30, 1996 and 1995, the term and mortgage loans were classified as current obligations in the accompanying consolidated balance sheet. At June 30, 1996, the Company expected to refinance the above debt and on August 9, 1996, the Company entered into a new credit facility with a different lender.

        The credit facility entered into on August 9, 1996, provides both a revolving and term loan. The revolving loan provides for borrowings up to the lesser of $1,500,000 or the sum of a) 80% of eligible accounts receivable and b) the lesser of $500,000 or 25% of eligible inventory. Borrowings pursuant to the revolving loan are due upon demand and bear interest, payable monthly, at prime plus 2%. The term loan is in the amount of $1,135,000 and is payable in monthly principal installments of $18,917, plus interest at prime plus 2.25%, through July 2001. The term loan is due upon demand. These loans are cross-collateralized by substantially all the assets of the Company.

        The term loan is subject to a mandatory prepayment in the amount of $135,000 (i) on or prior to December 31, 1996 if, prior to December 31, 1996, the Company raises additional equity (excluding equity raised to purchase intellectual property, medical patents and other assets related thereto from Raychem), and (ii) on or before June 30, 1997 if the Company does not raise such additional equity prior to December 31, 1996.

(B) This note was converted to common and preferred stock during the year ended June 30, 1996 (see Note 6).

(C) The obligation was incurred in connection with the acquisition of the shape memory metals operation of Raychem (see Note 2) and was repaid subsequent to June 30, 1996, in connection with the new credit facility described above.

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1996 and 1995
--------------------------------------------------------------------------------

Note 9. Leases

The Company leases telephone equipment and a copier under noncancelable leases. These leases have been recorded as capital leases and are included in the accompanying consolidated balance sheets under the caption "Property, Plant and Equipment". The Company also leases its Connecticut and California warehouse and office facilities under operating leases. The lease on the Connecticut facility expires in September 2001 and the lease on the California facility expires in September 1998.

Future minimum lease payments under capital leases and significant noncancelable operating leases, with remaining terms of one year or more, are as follows at June 30, 1996:

                                           Capital      Operating
                                            Leases       Leases
                                           -------    -----------
1997                                       $ 4,000    $   386,000
1998                                         4,000        386,000
1999                                            -         197,000
2000                                            -         134,000
2001                                            -          33,000
                                           -------    -----------
                                             8,000    $ 1,136,000
                                                      ===========
Less amount representing interest            1,000
                                           -------
Present value of future minimum lease        7,000
Less current maturities                      4,000
                                           -------
                                           $ 3,000
                                           =======

Rent expense under operating leases for the years ended June 30, 1996 and 1995 amounted to $130,000 and $114,000, respectively.

Note 10. Contingencies

401(K) Plan
-----------

The Company maintains defined contribution plans (401K) which cover substantially all of its employees. Contributions are based on specific percentages of employee voluntary contributions. Employees vest immediately. There were no expenses recognized for this plan in fiscal 1996 and 1995 as no employees were participating.

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1996 and 1995
--------------------------------------------------------------------------------


Data Switch Corporation v. Memry Corporation, et al.
----------------------------------------------------


Verdon Corporation owns property located at 83 Keeler Avenue, Norwalk, Connecticut (the "Property") which it leased to New Dimensions in Education, Inc. ("New Dimensions"). New Dimensions subleased the Property to Data Switch Corporation, which in turn subleased the Property to the Company. On December 18, 1990, Data Switch commenced an action against Verdon, New Dimensions and the Company seeking a declaratory judgment that the lease was not renewed on June 12, 1990, for an additional five-year term. The Company supports this request; however, Verdon and New Dimensions have taken the position that the lease was renewed by the Company. On October 28, 1992, David O'Toole, successor to Verdon Corporation, filed a cross-complaint against the Company alleging that the Company intentionally and/or negligently damaged the Property during the period of its tenancy. Similar allegations were also made against New Dimensions and Data Switch. O'Toole's allegations fail to include any specific itemization of the nature or scope of the injuries alleged. No formal discovery has taken place to date. The Company intends to defend this action vigorously and believes that the possibility of a negative outcome would be remote.

Catizone v. Memry Corporation
-----------------------------

The Company was a defendant in an action entitled Catizone v. Memry Corporation,
                                                  -----------------------------
et al. During 1996, this case was dismissed.
-----
Neil E. Rogen v. Memry Corporation
----------------------------------

In September 1992, Neil E. Rogen, formerly an officer and director of the Company, brought an action against the Company for the alleged breach of an employment agreement between Mr. Rogen and the Company and for indemnification for legal expenses incurred by Mr. Rogen in connection with an investigation of and subsequent lawsuit against Mr. Rogen by the Securities and Exchange Commission and certain related and unrelated lawsuits. During 1996, this case was settled for $30,200 which was paid during fiscal 1996.

Chrysler Canada Claim.  By letter dated October 23, 1995, an attorney purporting
---------------------
to represent Chrysler Canada Limited and its pension funds made a demand for payment of interest unpaid on a $1,500,000 10% note, originally due October 31, 1991, and demanded inspection of books and records of the Company. By letter dated October 30, 1995, the Company, through its counsel, offered to pay Chrysler Canada Limited and its pension funds $162,112 upon receipt of a duly authorized release acknowledging that no further amounts were due and acknowledging the termination of rights under certain warrants. Accordingly, approximately $162,000 is included

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1996 and 1995
--------------------------------------------------------------------------------


in accounts payable and accrued expenses. Thereafter there has been a series of communications between counsel for the parties regarding their interpretation of the rights and responsibilities of the Company to pay additional interest and to permit inspection of books and records. The Company has asserted that Chrysler Canada Limited and its pension funds waived their rights to further interest and that the Company is not obligated to permit the inspection of its books and records absent disclosure of a valid corporate purpose which Chrysler Canada has declined to provide as of this date. The last communication occurred in or about April, 1996. Management does not anticipate that the Company will be liable for any additional amounts which would be material to the Company.

The Company does not expect that any of the matters discussed above will have a material impact on the Company's financial condition, future operating results, and/or liquidity.

Note 11. Segment Information

The Company is principally engaged in two business segments: Memry Segment ("Memry") and Wright Machine Segment ("Wright"). All businesses are located domestically. Wright includes the manufacturing and marketing of metal parts and components machined on screw machines and smaller metal working machines. Memry is engaged in developing, manufacturing and marketing subassemblies, products and components utilizing the properties exhibited by shape memory alloys. Memry's revenues include product development contracts for outside customers. Memry expenses include internally funded research as well as all costs associated with outside clients. There were no significant intersegment sales or transfers.

Operating loss is total revenue less operating expenses, excluding interest. Identifiable assets of each segment are the assets used by that segment in its operations, excluding general corporate assets. General corporate assets are principally cash, deposits and other receivables.

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1996 and 1995
--------------------------------------------------------------------------------

                                                      1996        1995
                                                   ---------------------
                                                        (in thousands)
                                                   ---------------------
Revenues
  Wright                                           $  2,538    $  3,716
  Memry                                               1,136       1,013
                                                   --------    --------
        Total operating revenues                   $  3,674    $  4,729
                                                   ========    ========
Operating loss
  Wright                                           $   (194)   $   (136)
  Memry                                              (1,661)     (1,896)
                                                   --------    --------
                                                   $ (1,855)   $ (2,032)
                                                   ========    ========

Interest                                               (250)       (360)
                                                   --------    --------
        Net loss                                   $ (2,105)   $ (2,392)
                                                   ========    ========
Assets
  Wright                                           $  1,862    $  1,752
  Memry                                               7,817       2,227
                                                   --------    --------
        Total assets                               $  9,679    $  3,979
                                                   ========    ========
Depreciation and Amortization
  Wright                                           $     52    $    185
  Memry                                                  38          55
                                                   --------    --------
                                                   $     90    $    240
                                                   ========    ========
Capital Expenditures
  Wright                                           $     19    $     15
  Memry                                               2,722          94
                                                   --------    --------
                                                   $  2,741    $    109
                                                   ========    ========

Depreciation and amortization includes depreciation and amortization of capital assets, including patents.

Note 12. Emerging Accounting Standards

The Financial Accounting Standards Board ("FASB") has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", which becomes effective for the Company's year ending June 30, 1997. Statement No. 121 establishes accounting standards for the impairment of long-lived asset, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1996 and 1995
--------------------------------------------------------------------------------


identifiable intangibles to be disposed of. The Company does not anticipate that the adoption of this standard will have a significant impact on its financial statements.

The FASB has also issued Statement No. 123, "Accounting for Stock-Based Compensation." This statement establishes new standards, effective for the Company's year ending June 30, 1997, for stock-based compensation plans under which employees receive shares of stock or other equity instruments of the employer. The Statement establishes a fair value-based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method in place of existing generally accepted accounting principles. Companies that elect to continue under existing generally accepted accounting principles must disclose pro forma net income and earnings per share for all years presented, as if Statement No. 123 had been adopted.

For its fiscal year ending June 30, 1997, management has elected to present pro forma disclosure as if the expense recognition elements of the statement were adopted. These pro forma adjustments will likely decrease pro forma net income and earnings per share.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a) The exhibits listed in the Exhibit Index attached hereto are being supplementally filed herewith.


(b)  Reports on Form 8-K

     No Form 8-K was filed during the last quarter of the fiscal year ended June 30, 1996. However, a Form 8-K was filed on July 15, 1996 with respect to disclosure regarding "Item 2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements and Exhibits, " disclosing the consummation of the Raychem Acquisition. On September 13, 1996, the Company filed a Form 8-K/A containing the financial statements relating to the Raychem Acquisition.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         MEMRY CORPORATION



Date: October 14, 1996        By: /s/ James G. Binch
                                 ---------------------------------
                                        James G. Binch
                                        Title: President

                                 Exhibit Index

Exhibit                                                         Sequential
Number         Description of Exhibit                              Page
------         ----------------------                           ----------

10.49 Securities Purchase Agreement, dated as of December 9,       (9)
      1994, between Memry Corporation and Dominion Partners

10.50 Warrant Cert. No. 94-3, dated as of December 23, 1994,       (9)
      issued to Banque Pour L'Industrie Francaise (ref: GAN)

10.51 Securities Purchase Agreement, dated as of December 21,      (9)
      1994, between Memry Corporation and Banque Pour
      L'Industrie Francaise (ref: GAN)

10.52 Securities Purchase Agreement, dated as of May 22, 1995,     (9)
      between Memry Corporation and Banque Pour L'Industrie
      Francaise (ref: GAN)

10.53 Securities Purchase Agreement, dated as of June 22,          (9)
      1995, between Memry Corporation and Nicholas Grant

10.54 Employee Agreement on Inventions and Patents, between        (9)
      the Company and James G. Binch

11    Statement re: Computation of Per Share Earnings              (7)

27    Financial Data Schedule                                      (9)


---------------------------------

(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

(9)  Submitted separately, electronically.