Form 10KSB/A
period 1996-06-30
MEMRY CORP
filed 1996-10-25
CIK 720896

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                Form 10-KSB/A-2

   (Mark One)
        [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                        For the fiscal year ended  June 30, 1996
                                                  ----------------------------

        [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                        For the transition period from            to
                                                       ----------    ----------
                                Commission file number   0-14068
                                                       ------------------------

                               MEMRY CORPORATION
    -----------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                      06-1084424
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

57 Commerce Drive, Brookfield, CT                                 06804
-------------------------------------           -------------------------------
(Address of principal executive offices)                (Zip Code)


Issuer's telephone number    (203) 740-7311
                          ---------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class              Name of each exchange on which registered

        None                                         None
-------------------------------       -----------------------------------------

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

                 Transitional Small Business Disclosure Format
                 ---------------------------------------------


                                    Yes          NO     X
                                         -----        -----

          This amendment to the Annual Report on Form 10-KSB of Memry Corporation (the "Company") for the fiscal year ended June 30, 1996 (the "Original Form 10-KSB") amends and modifies the Original Form 10-KSB as follows:

     1. The Exhibit Index is amended to indicate that Exhibit 10.31 is subject to a confidential treatment request.

                                 Exhibit Index

Exhibit                                                         Sequential
Number         Description of Exhibit                              Page
------         ----------------------                           ----------

 3.1    Certificate of Incorporation of the Company, as amended  (9)

 3.2    By-Laws of the Company, as amended                       (8)

10.1    Employment Agreement, dated January 1, 1990,             (1)
        between the Company and Ming H. Wu

10.2    Lease Agreement, dated January 24, 1991,                 (2)
        between the Company and Brookfield Commerce, relating to 57 Commerce Drive, Brookfield, CT

10.3    SBIR Contract, dated August 6, 1992, between the         (4)
        Company and the U.S. Air Force

10.4    Warrant Issued to Connecticut Innovations,               (3)
        Inc. ("CII") as of March 1, 1992

10.5    Employment Agreement, dated September 24,                (5)
        1993, between the Company and James G. Binch

10.6    Warrant issued to American Equities Overseas             (5)
        Inc., pursuant to Placement Agreement of September 8, 1993

10.7    Warrant issued to American Equities Overseas             (5)
        Inc., pursuant to Placement Agreement of November 22, 1993

10.8    Agreement, dated January 25, 1993, between               (5)
        the Company and Sciatec, Inc.

10.9    Memry Corporation Stock Option Plan adopted              (6)
        as of July 19, 1994

10.10   SBIR Contract dated December 9, 1993 between             (6)
        the Company and NASA

10.11   Letter Agreement dated as of October 12, 1994            (6)
        between the Company and Harbour Holdings Limited
        Partnership regarding Series A Preferred stock conversion calculation

10.12   Employee Non-Disclosure Agreement, dated as of           (6)
        October 18, 1994, between the Company and
        James G. Binch

10.13   Employee Non-Disclosure Agreement, dated as of           (6)
        January 24, 1994, between the Company and
        Wendy A. Gavaghan

Exhibit                                                         Sequential
Number         Description of Exhibit                              Page
------         ----------------------                           ----------

10.14 Convertible Subordinated Debenture Purchase Agreement,    (9)
      dated as of December 22, 1994, between the Company and CII

10.15 Escrow Agreement, dated as of December 22, 1994, among    (9)
      the Company, CII and Finn Dixon & Herling as escrow agent

10.16 Letter Agreement, dated May 22, 1995, between             (7)
      Harbour Holdings Limited Partnership and the
      Company regarding conversion of Series A and Series B Preferred Stock and issuance of shares of Common Stock as payment in full of accrued dividends.

10.17 Form of Securities Purchase Agreement relating to sales   (7)
      of Series G Preferred Stock of Memry Corporation

10.18 First Amendment to Convertible Subordinated Debenture     (7)
      Purchase Agreement, dated October 11, 1995, between the Company and CII

10.19 First Addendum to Convertible Subordinated Debenture,     (7)
      dated October 11, 1995, made by the Company and agreed to by CII

10.20 First Addendum to Stock Subscription Warrant (re:         (7)
      Warrant No. 94-4), dated October 11, 1995, made by the
      Company and agreed to by CII

10.21 First Addendum to Stock Subscription Warrant (re:         (7)
      Warrant No. 94-5), dated October 11, 1995, made by the
      Company and agreed to by CII

10.22 First Addendum to Stock Subscription Warrant (re:         (7)
      Warrant No. 94-6), dated October 11, 1995, made by the
      Company and agreed to by CII

10.23 Amendment to Escrow Agreement, dated October 11, 1995,    (7)
      among the Company, CII and Finn Dixon & Herling as escrow agent

10.24 Second Amendment to Convertible Subordinated Debenture    (9)
      Purchase Agreement, dated as of June 28, 1996, between
      Memry and CII

10.25 Second Amendment to Escrow Agreement, dated as of         (9)
      June 28, 1996, among Memry, CII and Finn Dixon & Herling as escrow agent

10.26 Amended and Restated Class I Warrant Certificate          (9)
      (Warrant Certificate No. 94-4A) issued by the
      Company to CII

Exhibit                                                         Sequential
Number         Description of Exhibit                              Page
------         ----------------------                           ----------

10.27 Amended and Restated Class II Warrant Certificate         (9)
      (Warrant Certificate No. 94-5A) issued by the
      Company to CII

10.28 Second Addendum to Class III Warrants issued by the       (9)
      Company to CII

10.29 Sublease, dated as of June 28, 1996, between the          (8)
      Company and Raychem Corporation

10.30 Tinel-Lock Supply Agreement, dated as of June 28, 1996,   (8)
      between the Company and Raychem Corporation

10.31 Private Label/Distribution Agreement, dated as of         (9)
      June 28, 1996, between the Company and Raychem
      Corporation*

10.32 Warrant Certificate exercisable for 1,130,000 shares of   (8)
      Common Stock, dated June 28, 1996, issued by the Company to Raychem Corporation,

10.33 Warrant Certificate exercisable for 1,250,000 shares of   (8)
      Common Stock, dated June 28, 1996, issued by the Company to Raychem Corporation,

10.34 Finders Fee Agreement, dated as of June 28, 1996,         (8)
      between the Company and Raychem Corporation,

10.35 Amended and Restated Asset Purchase Agreement             (8)
      between the Company and Raychem Corporation, dated May 10, 1996.

10.36 Letter Agreement, dated June 20, 1996, between            (8)
      Memry Corporation and Raychem Corporation.

10.37 Amendment No. 1 to Amended and Restated Purchase          (8)
      Agreement between Memry Corporation and Raychem
      Corporation, dated June 28, 1996.

10.38 Amendment No.2 to Amended and Restated Purchase           (9)
      Agreement between Memry Corporation and Raychem
      Corporation, dated August 11, 1996.

10.39 Amendment to Lease Agreement between the Company and      (9)
      Brookfield Commerce relating to 57 Commerce Drive,
      Brookfield, CT.

10.40 Securities Purchase Agreement, dated as of                (9)
      June 14, 1996 between Memry Corporation and
      Wendy A. Gavaghan

10.41 Warrant Cert. No. 96-4, dated as of July 16, 1996,        (9)
      issued to Dominion Captial Partners

Exhibit                                                         Sequential
Number         Description of Exhibit                              Page
------         ----------------------                           ----------

10.42 Warrant Cert. No. 96-5, dated as of July 15, 1996,        (9)
      issued to Dawn M. Morton

10.43 Form of Securities Purchase Agreement relating to         (9)
      sales of Common Stock at $2.00 per share on June 28, 1996

10.44 Commercial Revolving Loan, Term Loan and Security         (9)
      Agreement, dated August 9, 1996, among the Company,
      Wright Machine Corporation and Affiliated Business
      Credit Corporation

10.45 Mortgage and Security Agreement dated as of August 9,     (9)
      1996, from Wright Machine Corporation and Affiliated
      Business Credit Corporation

10.46 Letter Agreement, dated June 26, 1996, between Memry      (9)
      Corporation and James Proft

10.47 Warrant Certificate No. 96-7, dated September 19, 1996,   (9)
      issued to James Proft

10.48 Letter Agreement, dated as of May 29, 1996, between       (9)
      Memry Corporation and Dominion Capital Partners re:
      stock issuance

10.49 Securities Purchase Agreement, dated as of December 9,    (9)
      1994, between Memry Corporation and Dominion Partners

10.50 Warrant Cert. No. 94-3, dated as of December 23, 1994,    (9)
      issued to Banque Pour L'Industrie Francaise (ref: GAN)

10.51 Securities Purchase Agreement, dated as of December 21,   (9)
      1994, between Memry Corporation and Banque Pour
      L'Industrie Francaise (ref: GAN)

10.52 Securities Purchase Agreement, dated as of May 22, 1995, (9) between Memry Corporation and Banque Pour L'Industrie
      Francaise (ref: GAN)

10.53 Securities Purchase Agreement, dated as of June 22,       (9)
      1995, between Memry Corporation and Nicholas Grant

10.54 Employee Agreement on Inventions and Patents, between     (9)
      the Company and James G. Binch

11    Statement re: Computation of Per Share Earnings           (7)

21.1  Information regarding Wright Machine Corporation          (7)

27   Financial Data Schedule                                    (9)
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


* Subject to a confidential treatment request.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 MEMRY CORPORATION



Date: October 23, 1996           By:/s/ James G. Binch
                                    -----------------------------
                                       James G. Binch
                                       President



A:\10KSB96.A2