Form 10QSB
period 1996-09-30
MEMRY CORP
filed 1996-11-14
CIK 720896

                    U.S. Securities and Exchange Commission
                            Washington, D.C.   20549

                                  Form 10-QSB

                                   (Mark One)
          [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 1996
                                              ---------------------

           [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

              For the transition period from ________ to _________

                Commission file number                 0-14068
                                               ------------------------

                               Memry Corporation
                   -----------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

           Delaware                                   06-1084424
 -------------------------------          ---------------------------------
  (State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

                57 Commerce Drive, Brookfield, Connecticut 06804
               ----------------------------------------------------
                    (Address of principal executive offices)

                                (203) 740-7311
             ----------------------------------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of September 30, 1996, 16,657,354 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

           Transitional Small Business Disclosure Format (check one):

                                Yes         X  No
                            ----          ----

                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Consolidated Balance Sheet as of
             September 30, 1996 and June 30, 1996

        Consolidated Statement of Operations for the three months ended September 30, 1996 and 1995

        Consolidated Statement of Cash Flows for the three months ended September 30, 1996 and 1995

        Notes to the Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis or Plan of Operation

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

        Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS - (Unaudited)
September 30, 1996
================================================================================

                                                                          September 30,    June 30,
ASSETS                                                                             1996        1996
                                                                            -----------  -----------
Current Assets
  Cash and cash equivalents                                                 $    84,000   $   57,000
  Accounts receivable, less allowance for doubtful
   accounts Sept 30, 1996 $34,000; June 30, 1996 $29,000                      1,365,000      568,000
  Inventories                                                                 2,059,000    2,044,000
  Prepaid expenses and other                                                     51,000       63,000
                                                                            -----------   ----------
    Total current assets                                                      3,559,000    2,732,000
                                                                            -----------   ----------

Property,Plant and Equipment, at cost,  net                                   3,770,000    3,881,000

Other Assets
  Patents and patent rights, less accumulated amortization
  September 30, 1996 $93,000; June 30, 1996 $60,000                           1,969,000    2,002,000
  Goodwill, less accumulated amortization September 30,
  1996 $16,000; June 30, 1996 $0                                                973,000      989,000
  Deferred financing, less accumulated amortization
  1996 $7,000; June 30, 1996 $0                                                 139,000       36,000
  Deposits                                                                       53,000       39,000
                                                                            -----------   ----------
                                                                              3,134,000    3,066,000
                                                                            -----------   ----------
     Total assets                                                           $10,463,000   $9,679,000
                                                                            ===========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable and accrued expenses                                      $1,915,000  $ 1,733,000
  Notes payable                                                               2,295,000    1,698,000
  Unearned revenue                                                              150,000      150,000
  Current maturities of capital lease obligations                                 3,000        3,000
                                                                            -----------  -----------
        Total current liabilities                                             4,363,000    3,584,000
                                                                            -----------  -----------

  Capital lease obligations, less current maturities                              4,000        4,000

Stockholders' Equity
  Preferred stock                                                                     -       36,000
  Common stock, $.01 par value; 25,000,000 authorized
  shares; 16,657,354 shares issued and outstanding                              166,000      130,000
  Additional paid-in capital                                                 39,034,000   39,034,000
  Accumulted deficit                                                        (33,104,000) (33,109,000)
                                                                            -----------  -----------
       Total stockholders' equity                                             6,096,000    6,091,000
                                                                            -----------  -----------

Total liabilities and stockholders' equity                                  $10,463,000  $ 9,679,000
                                                                            ===========  ===========

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For Three Months Ended September 30, 1996 and 1995
================================================================================

                                                          September 30,
                                                        1996        1995
                                                     ----------  ----------
Revenues
  Product sales                                      $2,511,000  $1,016,000
  Research and development                               96,000     165,000
  Other                                                 150,000
                                                     ----------  ----------
                                                      2,757,000   1,181,000
                                                     ----------  ----------
Cost of revenues
  Manufacturing                                       1,582,000     898,000
  Research and development                               84,000     137,000
                                                     ----------  ----------
                                                      1,666,000   1,035,000
                                                     ----------  ----------
               Gross profit                           1,091,000     146,000
                                                     ----------  ----------
Operating expenses
  General, selling and administration                   840,000     442,000
  Depreciation and amortization                         176,000      24,000
                                                     ----------  ----------
                                                      1,016,000     466,000
                                                     ----------  ----------
         Operating profit (loss)                         75,000    (320,000)

Interest expense                                         70,000      55,000
                                                     ----------  ----------
            Net profit (loss)                            $5,000   ($375,000)
                                                     ==========  ==========
Weighted average number of common shares outstanding 14,018,151   8,091,000
                                                     ==========  ==========
                         -fully diluted              22,978,722   N/A
                                                     ==========  ==========
Net profit (loss) per common share                        $0.00      ($0.05)
                                                     ==========  ==========
                         -fully diluted                   $0.00   N/A
                                                     ==========  ==========

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW-(Unaudited)
For Three Months Ended September 30, 1996 and 1995
================================================================================

                                                               For Three Months Ended
                                                                     September 30,
                                                                1996             1995
                                                              --------       ----------
Cash Flows From Operating Activities
  Net profit (loss)                                           $  5,000        ($375,000)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation  and  amortization                           176,000           24,000
  Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable                (797,000)        (297,000)
    (Increase) decrease in inventories                         (15,000)         (21,000)
    (Increase) decrease  in prepaid & other                   (114,000)          (4,000)
     Increase (decrease) in accounts payable and accrued
       expenses                                                182,000         (830,000)
                                                              --------       ----------
      Net cash used in operating activities                   (563,000)      (1,503,000)
                                                              --------       ----------

Cash Flows From Investing Activities
  Purchases of property, plant and equipment                    (7,000)          (3,000)

Cash Flows From Financing Activities
  Proceeds from sale of stock                                                 1,561,000
  Stock issue costs                                                            (125,000)
  Net proceeds from (payments on)  notes payable               597,000         (522,000)
                                                              --------       ----------
  Net cash provided by financing activities                    597,000          914,000
                                                              --------       ----------
  Increase (Decrease) in cash & cash equivalents                27,000         (592,000)
  Cash & Cash Equivalents at the begining of period             57,000        1,145,000
                                                              --------       ----------
  Cash & cash equivalents -end of period                       $84,000         $553,000
                                                              ========       ==========

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

NOTE B. NOTES PAYABLE

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

(a) LIQUIDITY AND CAPITAL RESOURCES

During the first fiscal quarter ended September 30, 1996, the Company was able to fund operations from cash flow generated through its revolving credit facility, as described below. The improved ability of the Company to fund its operations is the combined result of the acquisition of the nickel-titanium product line and the attainment of the revolving credit facility. The Company historically satisfied its cash requirements from sales of equity securities and borrowings. Net cash used in operating activities was $563,000, net cash used for purchases of property, plant and equipment was $7,000 and net cash provided by financing activities was $597,000. As a result of the foregoing, at the end of the first quarter, the Company held cash and cash equivalents of $84,000, up $27,000 from the start of fiscal 1997. At September 30, 1996 the Company had negative working capital (current assets less current liabilities) of $804,000 (down $96,000 from negative working capital of $900,000 at June 30, 1996).

On August 9, 1996, the Company entered into a term and revolving loan agreement with Affiliated Business Credit Corporation ("ABCC"), a commercial financing subsidiary of Center Financial Corporation, allowing up to $2.635 million of aggregate borrowings. The term loan is a five year $1.135 million loan, with principal payable in monthly installments of approximately $19,000. An additional $135,000 of principal is due (i) on or prior to December 31, 1996, if, prior to December 31, 1996, the Company raises additional equity (excluding equity raised to purchase intellectual property, medical patents and other assets related thereto from Raychem), and (ii) on or before June 30, 1997 if the Company does not raise such additional equity prior to December 31, 1996. The entire unpaid balance, if not earlier demanded, is due and payable on July 31, 2001; provided, however, that ABCC has the right to accelerate the loan and require full payment upon demand. Interest on the term loan accrues at the rate of prime plus 2.25%. The revolving credit facility provides for borrowings at the lesser of $1.5 million or the sum of (a) 80% of eligible accounts receivable plus (b) the lesser of $500,000 or 25% of eligible inventory. Borrowings pursuant to the revolving loan agreement are due upon demand and bear interest, payable monthly, at prime plus 2%. The terms with ABCC generally are more favorable than the terms that the Company's Wright Machine Corportion ("Wright") subsidiary had with Fleet Bank, the Company's prior lender. The loan documents contain standard covenants, including security interests in substantially all of the Company's consolidated assets, commitment fees and negative covenants (including restrictions on dividends and other payments), which the Company does not expect to materially impact operations. At the August 9, 1996 closing, Wright's debt to Fleet Bank was repaid with a $140,000, or 16%, discount.

The Company's only currently contemplated material capital expenditure for fiscal 1997 is the move of the medical assemblies portion of the business purchased from Raychem Corporation ("Raychem") from Menlo Park, California to the Company's headquarters in Brookfield, Connecticut, in the second quarter of fiscal 1997. The Company anticipates that the cost of such move will be slightly greater than $100,000. In addition, the Company anticipates making substantial improvements to certain machinery and equipment located at Memry West (which is part of the Company's Memry Segment and which manufactures semi-finished materials utilizing Shape Memory Alloys and, through Raychem, sells such materials into various industrial electronic, automotive and medical markets) and used to manufacture tinel-lock product for Raychem. However, as a result of an agreement entered into at the time of the acquisition of Raychem's nickel-titanium product line (the "Raychem Acquisition"), it is anticipated that Raychem will bear substantially all the costs of such improvements.

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

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if: (i) at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including, after January 1, 1997, the assembly of all products to be sold to U.S. Surgical Corporation, most of which are currently being manufactured at Memry West), excluding business operations relating to Wright's production of screw machine products and taper pins and the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut, excluding all banks associated with Wright; or (ii) the Company fails (a) to file by October 31, 1996 a registration statement under the Securities Act of 1933, as amended (the "Registration Statement"), covering, inter alia, the resale by CII of the shares of the
                       ----- -----
Company's Common Stock owned by CII and underlying warrants owned by CII (the "Registrable Securities") or to effect such Registration Statement by January 31, 1997, or (b) to keep the Registration Statement in effect for an aggregate of 120 days during any rolling twelve month period during the three years which the Company is required to maintain the effectiveness of the Registration Statement. Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all the Registrable Securities then held by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company. Using $2.00 per share as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $4,085,500. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to insure that its operations do not move from Connecticut in a manner that would trigger CII's put, and the Company filed the Registration Statement on October 31, 1996. The Company intends to cause the Registration Statement to be maintained in a manner that would prevent CII's put from being operative.

The Company believes that the combination of its improved borrowing facility, its ability to raise equity capital in the past and, as a result of the Raychem Acquisition, revenues from Memry West will be sufficient to meet the Company's capital requirements (assuming both that ABCC does not demand immediate repayment of the term loan and that CII's put rights are not triggered and exercised (and, as stated above, the Company intends not to cause said put rights to become exercisable)).

The Company does not expect that there are any contingencies which would have a material effect on the Company's financial condition, future operating results and/or liquidity.

(b) RESULTS OF OPERATIONS

REVENUE.
--------

Sales Overview.   Overall revenues increased 133%, to $2,757,000 in the first
----------------
three months of fiscal 1997 from $1,181,000 during the same period in fiscal 1996. Revenues relating to the Memry Segment were responsible for 100% of the increase.

Memry Sales. Revenues at the Memry Segment increased 647% to $2,276,000 during the period ended September 30, 1996 as compared with $305,000 during the same period in fiscal 1996. The significant increase in revenues is entirely due to the increase in product sales resulting from the acquisition of the nickel-titanium product line from Raychem. Medical material, parts and component sales were responsible for 60% of the Memry Segment revenue increase. Research and development revenues were $96,000 as compared to $165,000, in period ended September 30, 1996 and 1995, respectively, decreasing 42%, or $69,000. This decrease is due to reduced labor hours working on government contracts as a result of efforts being made to prepare for the medical assemblies unit move from California to the Connecticut location.

Wright Sales. Wright Machine Segment revenues decreased 45% in the period ended September 30, 1996, from $876,000 to $481,000 in the same period in fiscal 1996. This decrease was offset by $140,000 of other income, or a 16% increase, resulting from a negotiated discount with Wright's bank on it's principle loan balance. The decrease in product sales is the result of the reduction in order backlog due to Wright's inability to perform on orders resulting from cash constraints in fiscal 1996.

COSTS AND EXPENSES
------------------

Manufacturing Costs Overview.   Manufacturing costs increased $684,000 to
-----------------------------
$1,582,000 in the three months ended September 30, 1996, from $898,000 during the same three month period in fiscal 1996. This 76% increase is due to the increased sales volume related to the aforementioned acquisition. Gross margin increased 25% during the period ended September 30, 1996 to 37% , from a 12% margin in the same fiscal 1996 period, due to the higher margin sales as a result of the acquisition of the nickel-titanium product line.

Memry Manufacturing Costs. Memry Segment manufacturing costs increased to $1,108,000 from $161,000, or 588% in the first three months of fiscal years 1996 and 1997, respectively. The $947,000 increase is the result of the increased sales volume. Gross margins increased 64% in the three month period ending September 30, 1996 to 49% from negative margin of 15% in the same fiscal 1996 period ending September 30, 1995.

Wright Manufacturing Costs. The Wright Segment manufacturing costs decreased 37% to $474,000 from $750,000 in the three month periods ending September 30, 1996 and 1997, respectively. The decrease is due to the decrease in sales. Gross margin decreased 53%, from 14%, to a negative 39% in the same three month fiscal period ended September 30, 1995 and 1996, respectively due primarily to the reduced sales volume.

Research and Development Costs. Research and development costs decreased 38% to $84,000 in the first quarter of fiscal 1997 as compared with $137,000 in the same quarter of fiscal 1996. This is directly linked to the revenue decrease of 42%.


General, Selling and Administrative Expense ("GS&A").    Overall GS&A  increased
-----------------------------------------------------
$398,000, or 90%, to $840,000 in the first fiscal quarter of 1997, as compared to $442,000 during the same period of fiscal 1996. The increase is directly related to the California facility which accounted for 64% of the increase. The remaining 26% is related to the Connecticut facility which incurred an increase of $26,000 in travel expense during the first quarter of fiscal 1997 and to $86,000 of negotiated supplier discounts taken in fiscal 1996.

Depreciation and Amortization Expense.     Depreciation and amortization expense
--------------------------------------
increased 633%, or $152,000, primarily as result of the inventory, patents, and goodwill purchased as part of the acquisition made of the nickel-titanium product line. In addition, the Company is amortizing over a five year period certain debt financing costs.

Interest Expense.    Interest expense increased $15,000, or 27%, as a result of
-----------------
the $597,000 increase in notes payable.

NET PROFIT
----------

Overview.   Net profit for the first quarter of fiscal 1997 was $5,000, as
---------
compared with a net loss of ($375,000) for first quarter of fiscal 1996, an improvement of $380,000. The improvement is result of the increase in revenues and margins resulting from the acquisition of the nickel-titanium product line and the discount of $140,000 given by Wright's bank on it's principle debt.

Memry Segment.  Memry Segment's profit for the first three months of fiscal
1997 was $93,000, as compared with a net loss of $346,000 during the same fiscal 1996 period. The improvement of $439,000, or 127%, results from the significantly increased revenues and margins.

Wright Segment. The Wright Segment net loss increased $66,000, or 228%, to a loss of $95,000 from a loss of $29,000 during the three month period ended September 30, 1996 and 1995, respectively. The increase in net loss was caused by the 61% decrease in product sales.


  PART II- OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

27.  Financial Data Schedule (1)

----------
(1)  Submitted separately, electronically.

(b)  REPORTS ON FORM 8-K

     A Form 10-K was filed on July 15, 1996 with respect to disclosure regarding "Item 2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements and Exhibits," disclosing the consummation of the June 28, 1996 acquisition of Raychem Corporation's nickel-titanium product line. On September 13, 1996, the Company filed a form 8-K/A containing the following financial statements relating to such acquisition:

     Financial Statements of the business acquired on June 28, 1996 from Raychem
     Corporation:

         Report of Independent Accountants
         Statements of Assets Acquired
         Statement of Operations for years ended June 30, 1996 and 1995 Notes to Statements of Assets Acquired and Statements of Operation

     Pro Forma Consolidated Statements of Operations reflecting the business acquired on June 28, 1996 from Raychem Corporation:

         Pro Forma Consolidated Statement of Operations (unaudited) for year ended June 30, 1995
         Pro Forma Consolidated Statement of Operations (unaudited) for year ended June 30, 1996
         Notes to Pro Forma Financial Information

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Memry Corporation
                                                      -----------------

Date:     November 14, 1996                   /s/James G. Binch
          -----------------                   -----------------------------
                                              James G. Binch
                                              President, CEO and Director
                                              (Principal Executive Officer)


Date:     November  14, 1996                  /s/Wendy A. Gavaghan
          ------------------                  -----------------------------
                                              Wendy A. Gavaghan
                                              Corporate Controller
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit
Number                 Description of Exhibit
-------                ----------------------

  27                   Financial Data Schedule                           (1)


--------------
(1)  Submitted separately, electronically.