Form 10QSB/A
period 1996-09-30
MEMRY CORP
filed 1996-12-02
CIK 720896

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                Form 10-QSB/A-1

                                  (Mark One)



[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended   September 30, 1996
                                           -------------------------------------

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from________to____________________________

                  Commission file number      0-14068
                                              ----------------------------------

                               MEMRY CORPORATION
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                    Delaware                                06-1084424
---------------------------------   --------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

               57 Commerce Drive, Brookfield, Connecticut  06804
             -----------------------------------------------------
                    (Address of principal executive offices)

                                   (203) 740-7311
                           ------------------------
                          (Issuer's telephone number)

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

                         Yes  ____    No    X
                                          -----

  This amendment to the Quarterly Report on Form 10-QSB of Memry Corporation (the "Company") for the fiscal quarter ended September 30, 1996 (the "Original Form 10-QSB) amends and modifies the Original Form 10-QSB as follows:

  Item 2 of Part I, Management's Discussion and Analysis or Plan of Operations, is amended by the amendment of the final two paragraphs in the section entitled "(A) LIQUIDITY AND CAPITAL RESOURCES" and by the correction of typographical errors in such section as well as in the section entitled "(B) RESULTS OF OPERATIONS."

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

On August 9, 1996, the Company entered into a term and revolving loan agreement with ABCC, a commercial financing subsidiary of Center Financial Corporation, allowing up to $2.635 million of aggregate borrowings. The term loan is a five year $1.135 million loan, with principal payable in monthly installments of approximately $19,000. An additional $135,000 of principal is due (i) on or prior to December 31, 1996, if, prior to December 31, 1996, the Company raises additional equity (excluding equity raised to purchase intellectual property, medical patents and other assets related thereto from Raychem Corporation ("Raychem")), and (ii) on or before June 30, 1997 if the Company does not raise such additional equity prior to December 31, 1996. The entire unpaid balance, if not earlier demanded, is due and payable on July 31, 2001; provided, however, that ABCC has the right to accelerate the loan and require full payment upon demand. Interest on the term loan accrues at the rate of prime plus 2.25%. The revolving credit facility provides for borrowings at the lesser of $1.5 million or the sum of (a) 80% of eligible accounts receivable plus (b) the lesser of $500,000 or 25% of eligible inventory. Borrowings pursuant to the revolving loan agreement are due upon demand and bear interest, payable monthly, at prime plus 2%. The terms with ABCC generally are more favorable than the terms that the Company's Wright Machine Corporation subsidiary ("Wright") had with Fleet Bank, the Company's prior lender. The loan documents contain standard covenants, including security interests in substantially all of the Company's consolidated assets, commitment fees and negative covenants (including restrictions on dividends and other payments), which the Company does not expect to materially impact operations. At the August 9, 1996 closing, Wright's debt to Fleet Bank was repaid with a $140,000, or 16% discount.

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

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if: (i) at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including, after January 1, 1997, the assembly of all products to be sold to U.S. Surgical Corporation, most of which are currently being manufactured at Memry West), excluding business operations relating to Wright's production of screw machine products and taper pins and the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut, excluding all banks associated with Wright; or (ii) the Company fails (a) to file by October 31, 1996 a registration statement under the Securities Act of 1933, as amended (the "Registration Statement"), covering, inter alia, the resale by CII of the shares of the Company's Common Stock owned by CII and underlying warrants owned by CII (the "Registrable Securities") or to effect such Registration Statement by January 31, 1997, or (b) to keep the Registration Statement in effect for an aggregate of 120 days during any rolling twelve month period during the three years which the Company is required to maintain the effectiveness of the Registration Statement. Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all the Registrable Securities then held by CII at a price equal to the greater of the then current market price of the Company's common stock of $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company. Using $2.00 per share as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $4,085,500. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to insure that its operations do not move from Connecticut in a manner that would trigger CII's put, and the Company filed the Registration Statement on October 31, 1996. The Company intends to cause the Registration Statement to be maintained in a manner that would prevent CII's put from being operative.

The Company believes that the combination of its improved borrowing facility, its ability to raise equity capital in the past and, as a result of the Raychem Acquisition, revenues from Memry West will be sufficient to meet the Company's working capital requirements (assuming both that ABCC does not demand immediate repayment of the term loan and that CII's put rights are not triggered and exercised (and, as stated above, the Company intends not to cause said put rights to become exercisable)).

The Company does not expect that there are any contingencies, other than as set forth above, which would have a material effect on the Company's financial condition, future operating results and/or liquidity.

(b) RESULTS OF OPERATIONS

REVENUE
-------

Sales Overview.  Overall revenues increased 133%, to $2,757,000 in the first
---------------
three months of fiscal 1997 from $1,181,000 during the same period in fiscal 1996. Revenues relating to the Memry Segment were responsible for 100% of the increase.

Memry Sales.  Revenues at the Memry Segment increased 647% to $2,276,000 during
------------
the period ended September 30, 1996 as compared with $305,000 during the same period in fiscal 1996. The significant increase in revenues is entirely due to the increase in product sales resulting from the acquisition of the nickel-titanium product line from Raychem. Medical material, parts and component sales were responsible for 60% of the Memry Segment revenue increase. Research and development revenues were $96,000 as compared to $165,000, in the periods ended September 30, 1996 and 1995, respectively, decreasing 42%, or $69,000. This decrease is due to reduced labor hours working on government contracts as a result of efforts being made to prepare for the medical assemblies unit move from California to the Connecticut location.

Wright Sales.  Wright Machine Segment revenues decreased 45% in the period ended
-------------
September 30, 1996, from $876,000 to $481,000. The decrease in product sales is the result of the reduction in order backlog due to Wright's inability to perform on orders resulting from cash constraints in fiscal 1996. This decrease was offset by $140,000 of other income resulting from a negotiated discount with Wright's bank on its principle loan balance.

COSTS AND EXPENSES
------------------

Manufacturing Costs Overview.  Manufacturing costs increased $684,000 to
-----------------------------
$1,582,000 in the three months ended September 30, 1996, from $898,000 during the same three month period in fiscal 1996. This 76% increase is due to the increased sales volume related to the aforementioned acquisition. Gross margin increased 25% during the period ended September 30, 1996 to 37%, from a 12% margin in the same fiscal 1996 period, due to the higher margin sales as a result of the acquisition of the nickel-titanium product line.

Memry Manufacturing Costs.  Memry Segment manufacturing costs increased to
--------------------------
$1,108,000 from $161,000, or 588%, in the first three months of fiscal years 1996 and 1997, respectively. The $947,000 increase is the result of the increased sales volume. Gross margins for the three month period ending September 30, 1996 were 49% from a negative margin of 15% in the same fiscal 1996 period ending September 30, 1995.

Wright Manufacturing Costs.  The Wright Segment manufacturing costs decreased
---------------------------
37% to $474,000 from $750,000 in the three month periods ending September 30, 1996 and 1995, respectively. The decrease is due to the decrease in sales. Gross margin decreased from 14%, to negative 39% in the same three month fiscal periods ended September 30, 1995 and 1996, respectively, due primarily to the reduced sales volume.

Research and Development Costs.  Research and development costs decreased 39% to
-------------------------------
$84,000 in the first quarter of fiscal 1996 as compared with $137,000 in the same quarter of fiscal 1995. This is directly linked to the revenue decrease of 42%.

General, Selling and Administrative Expense ("GS&A").  Overall GS&A increased
-----------------------------------------------------
$398,000, or 90%, to $840,000 in the first quarter of fiscal 1996, as compared to $442,000 during the same period of fiscal 1996. The increase is directly related to the California facility which accounted for 64% of the increase. The remaining 26% is related to the Connecticut facility which incurred an increase of $26,000 in travel expense during the first quarter of fiscal 1996 and to the absence in the first quarter of 1996 of $86,000 of negotiated supplier discounts taken in the corresponding quarter of fiscal 1995.

Depreciation and Amortization Expense.  Depreciation and amortization expense
--------------------------------------
increased 633%, or $152,000, primarily as a result of the inventory, patents, and goodwill purchased as part of the acquisition made of the nickel-titanium product line. In addition, the Company is amortizing over a five year period certain debt financing costs.

Interest Expense.  Interest expense increased $15,000, or 27%, as a result of
-----------------
the $597,000 increase in notes payable.

NET PROFIT
----------

Overview.  Net profit for the first quarter of fiscal 1996 was $5,000, as
---------
compared with a net loss of ($375,000) for the first quarter of fiscal 1995, an improvement of $380,000. The improvement is a result of the increase in revenues and margins resulting from the acquisition of the nickel-titanium product line and the discount of $140,000 given by Wright's bank on its principal debt.

Memry Segment.  Memry Segment's profit for the first three months of fiscal 1996
--------------
was $93,000, as compared with a net loss of $346,000 during the same fiscal 1995 period. The improvement of $439,000, or 127%, results from the significantly increased revenues and margins.

Wright Segment.  The Wright Segment net loss increased $66,000, or 228%, to a
---------------
loss of $95,000 from a loss of $29,000 during the three month period ended September 30, 1996 and 1995, respectively. The increase in net loss was caused by the 61% decrease in product sales.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MEMRY CORPORATION


Date: November 27, 1996     By: /s/ James G. Binch
                                ---------------------
                                James G. Binch
                                President, CEO, Treasurer and Chairman