Form 10KSB/A
period 1996-06-30
MEMRY CORP
filed 1996-12-05
CIK 720896

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                Form 10-KSB/A-3

(Mark One)
     [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

               For the fiscal year ended     June 30, 1996
                                         ----------------------------------

     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                For the transition period from             to
                                               -----------    -------------

                     Commission file number   0-14068
                                            -------------------------------

                               MEMRY CORPORATION
    -----------------------------------------------------------------------
                (Name of small business issuer in its charter)

          Delaware                                      06-1084424
------------------------------------      -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

57 Commerce Drive, Brookfield, CT                                06804
---------------------------------------             -------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number   (203) 740-7311
                          -------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class      Name of each exchange on which registered

        None                                  None
---------------------------   ------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.01 per share
          -----------------------------------------------------------
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ----     __

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

                 Transitional Small Business Disclosure Format
                 ---------------------------------------------


                                    Yes          NO     X
                                         ----         -----

          This amendment to the Annual Report on Form 10-KSB of Memry Corporation (the "Company") for the fiscal year ended June 30, 1996 (the "Original Form 10-KSB") amends and modifies the Original Form 10-KSB as follows:

     1. The Exhibit Index is amended to indicate that Exhibit 3.2 is being submitted separately, electronically.

     2.   Exhibit 3.2 is filed herewith.

     3. Exhibit 10.31 is re-filed to attach all exhibits thereto (with certain portions being subject to a confidential treatment request).

                                 Exhibit Index

Exhibit                                                         Sequential
Number         Description of Exhibit                              Page
------         ----------------------                           ----------

 3.1    Certificate of Incorporation of the Company, as amended  (9)

 3.2    By-Laws of the Company, as amended                       (9)

10.1    Employment Agreement, dated January 1, 1990,             (1)
        between the Company and Ming H. Wu

10.2    Lease Agreement, dated January 24, 1991,                 (2)
        between the Company and Brookfield Commerce,
        relating to 57 Commerce Drive, Brookfield, CT

10.3    SBIR Contract, dated August 6, 1992, between the         (4)
        Company and the U.S. Air Force

10.4    Warrant Issued to Connecticut Innovations,               (3)
        Inc. ("CII") as of March 1, 1992

10.5    Employment Agreement, dated September 24,                (5)
        1993, between the Company and James G. Binch

10.6    Warrant issued to American Equities Overseas             (5)
        Inc., pursuant to Placement Agreement of
        September 8, 1993

10.7    Warrant issued to American Equities Overseas             (5)
        Inc., pursuant to Placement Agreement of
        November 22, 1993

10.8    Agreement, dated January 25, 1993, between               (5)
        the Company and Sciatec, Inc.

10.9    Memry Corporation Stock Option Plan adopted              (6)
        as of July 19, 1994

10.10   SBIR Contract dated December 9, 1993 between             (6)
        the Company and NASA

10.11   Letter Agreement dated as of October 12, 1994            (6)
        between the Company and Harbour Holdings Limited
        Partnership regarding Series A Preferred stock
        conversion calculation

10.12   Employee Non-Disclosure Agreement, dated as of           (6)
        October 18, 1994, between the Company and
        James G. Binch

10.13   Employee Non-Disclosure Agreement, dated as of           (6)
        January 24, 1994, between the Company and
        Wendy A. Gavaghan

Exhibit                                                         Sequential
Number         Description of Exhibit                              Page
------         ----------------------                           ----------

10.14   Convertible Subordinated Debenture Purchase Agreement,    (9)
        dated as of December 22, 1994, between the Company and
        CII

10.15   Escrow Agreement, dated as of December 22, 1994, among    (9)
        the Company, CII and Finn Dixon & Herling as escrow
        agent

10.16   Letter Agreement, dated May 22, 1995, between             (7)
        Harbour Holdings Limited Partnership and the
        Company regarding conversion of Series A and
        Series B Preferred Stock and issuance of shares
        of Common Stock as payment in full of accrued dividends.

10.17   Form of Securities Purchase Agreement relating to sales   (7)
        of Series G Preferred Stock of Memry Corporation

10.18   First Amendment to Convertible Subordinated Debenture     (7)
        Purchase Agreement, dated October 11, 1995, between
        the Company and CII

10.19   First Addendum to Convertible Subordinated Debenture,     (7)
        dated October 11, 1995, made by the Company and agreed
        to by CII

10.20   First Addendum to Stock Subscription Warrant (re:         (7)
        Warrant No. 94-4), dated October 11, 1995, made by the
        Company and agreed to by CII

10.21   First Addendum to Stock Subscription Warrant (re:         (7)
        Warrant No. 94-5), dated October 11, 1995, made by the
        Company and agreed to by CII

10.22   First Addendum to Stock Subscription Warrant (re:         (7)
        Warrant No. 94-6), dated October 11, 1995, made by the
        Company and agreed to by CII

10.23   Amendment to Escrow Agreement, dated October 11, 1995,    (7)
        among the Company, CII and Finn Dixon & Herling as
        escrow agent

10.24   Second Amendment to Convertible Subordinated Debenture    (9)
        Purchase Agreement, dated as of June 28, 1996, between
        Memry and CII

10.25   Second Amendment to Escrow Agreement, dated as of         (9)
        June 28, 1996, among Memry, CII and Finn Dixon & Herling
        as escrow agent

10.26   Amended and Restated Class I Warrant Certificate          (9)
        (Warrant Certificate No. 94-4A) issued by the
        Company to CII

Exhibit                                                         Sequential
Number         Description of Exhibit                              Page
------         ----------------------                           ----------

10.27   Amended and Restated Class II Warrant Certificate         (9)
        (Warrant Certificate No. 94-5A) issued by the
        Company to CII

10.28   Second Addendum to Class III Warrants issued by the       (9)
        Company to CII

10.29   Sublease, dated as of June 28, 1996, between the          (8)
        Company and Raychem Corporation

10.30   Tinel-Lock Supply Agreement, dated as of June 28, 1996,   (8)
        between the Company and Raychem Corporation

10.31   Private Label/Distribution Agreement, dated as of         (9)
        June 28, 1996, between the Company and Raychem
        Corporation*

10.32   Warrant Certificate exercisable for 1,130,000 shares of   (8)
        Common Stock, dated June 28, 1996, issued by the Company
        to Raychem Corporation,

10.33   Warrant Certificate exercisable for 1,250,000 shares of   (8)
        Common Stock, dated June 28, 1996, issued by the Company
        to Raychem Corporation,

10.34   Finders Fee Agreement, dated as of June 28, 1996,         (8)
        between the Company and Raychem Corporation,

10.35   Amended and Restated Asset Purchase Agreement             (8)
        between the Company and Raychem Corporation,
        dated May 10, 1996.

10.36   Letter Agreement, dated June 20, 1996, between            (8)
        Memry Corporation and Raychem Corporation.

10.37   Amendment No. 1 to Amended and Restated Purchase          (8)
        Agreement between Memry Corporation and Raychem
        Corporation, dated June 28, 1996.

10.38   Amendment No.2 to Amended and Restated Purchase           (9)
        Agreement between Memry Corporation and Raychem
        Corporation, dated August 11, 1996.

10.39   Amendment to Lease Agreement between the Company and      (9)
        Brookfield Commerce relating to 57 Commerce Drive,
        Brookfield, CT.

10.40   Securities Purchase Agreement, dated as of                (9)
        June 14, 1996 between Memry Corporation and
        Wendy A. Gavaghan

10.41   Warrant Cert. No. 96-4, dated as of July 16, 1996,        (9)
        issued to Dominion Captial Partners

Exhibit                                                         Sequential
Number         Description of Exhibit                              Page
------         ----------------------                           ----------

10.42   Warrant Cert. No. 96-5, dated as of July 15, 1996,        (9)
        issued to Dawn M. Morton

10.43   Form of Securities Purchase Agreement relating to         (9)
        sales of Common Stock at $2.00 per share on
        June 28, 1996

10.44   Commercial Revolving Loan, Term Loan and Security         (9)
        Agreement, dated August 9, 1996, among the Company,
        Wright Machine Corporation and Affiliated Business
        Credit Corporation

10.45   Mortgage and Security Agreement dated as of August 9,     (9)
        1996, from Wright Machine Corporation and Affiliated
        Business Credit Corporation

10.46   Letter Agreement, dated June 26, 1996, between Memry      (9)
        Corporation and James Proft

10.47   Warrant Certificate No. 96-7, dated September 19, 1996,   (9)
        issued to James Proft

10.48   Letter Agreement, dated as of May 29, 1996, between       (9)
        Memry Corporation and Dominion Capital Partners re:
        stock issuance

10.49   Securities Purchase Agreement, dated as of December 9,    (9)
        1994, between Memry Corporation and Dominion Partners

10.50   Warrant Cert. No. 94-3, dated as of December 23, 1994,    (9)
        issued to Banque Pour L'Industrie Francaise (ref: GAN)

10.51   Securities Purchase Agreement, dated as of December 21,   (9)
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


                                 MEMRY CORPORATION



Date: December 4, 1996            By:/s/ James G. Binch
                                     -----------------------------
                                       James G. Binch
                                       President

                                 Exhibit Index

Exhibit                                                           Sequential
Number      Description of Exhibit                                   Page
------      ----------------------                                ----------

3.2     By-Laws of the Company, as amended                           (1)

10.31   Private Label/Distribution Agreement, dated as of            (1)
        June 28, 1996, between the Company and Raychem
        Corporation*


___________________________

(1)  Submitted separately, electronically.

 *   Subject to a confidential treatment request.