Form 10QSB/A
period 1996-09-30
MEMRY CORP
filed 1997-01-30
CIK 720896

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                Form 10-QSB/A-2

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
                                                                X
subject to such filing requirements for the past 90 days.  Yes_____  No __

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of September 30, 1996, 16,657,354 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

           Transitional Small Business Disclosure Format (check one):
                                            X
                         Yes  ____    No  ____

  This amendment to the Quarterly Report on Form 10-QSB of Memry Corporation (the "Company") for the fiscal quarter ended September 30, 1996, as amended by the Company's Form 10-QSB/A-1 (as so amended the "Amended Form 10-QSB") amends and modifies the Amended Form 10-QSB as follows:

  Item 1 of Part I, Financial Statements, is amended (i) by reclassifying $45,000 of current assets as "prepaid expenses and other," rather than as "cash and cash equivalents," (ii) by reclassifying $150,000 of income as $140,000 of "extraordinary item", gain on retirement of debt" and $10,000 of "gain on disposition of asset", rather than as "revenues -- other," and (iii) by making conforming changes to other line items.

  Item 2 of Part I, Management's Discussion and Analysis or Plan of Operations, is amended by amending both the section entitled "(A) LIQUIDITY AND CAPITAL RESOURCES" and the section entitled "(B) RESULTS OF OPERATIONS" to reflect the modifications to the Company's financial statements described above and to correct typographical errors.

  Item 6 of Part II, Exhibits and Reports on Form 8-K, is amended by referring to the Amended Financial Data Schedule being filed with this Form 10-QSB/A-2. The amendments to the previously filed Financial Data Schedule are in conformity with the revisions to the Company's Financial Statements described above.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS - (Unaudited)
September 30, 1996
================================================================================

                                                                          September 30,    June 30,
ASSETS                                                                             1996        1996
                                                                            -----------  -----------
Current Assets
  Cash and cash equivalents                                                 $    39,000   $   57,000
  Accounts receivable, less allowance for doubtful
   accounts Sept 30, 1996 $34,000; June 30, 1996 $29,000                      1,365,000      568,000
  Inventories                                                                 2,059,000    2,044,000
  Prepaid expenses and other                                                     96,000       63,000
                                                                            -----------   ----------
    Total current assets                                                      3,559,000    2,732,000
                                                                            -----------   ----------

Property,Plant and Equipment, at cost,  net                                   3,770,000    3,881,000

Other Assets
  Patents and patent rights, less accumulated amortization
  September 30, 1996 $93,000; June 30, 1996 $60,000                           1,969,000    2,002,000
  Goodwill, less accumulated amortization September 30,
  1996 $16,000; June 30, 1996 $0                                                973,000      989,000
  Deferred financing, less accumulated amortization
  1996 $7,000; June 30, 1996 $0                                                 139,000       36,000
  Deposits                                                                       53,000       39,000
                                                                            -----------   ----------
                                                                              3,134,000    3,066,000
                                                                            -----------   ----------
     Total assets                                                           $10,463,000   $9,679,000
                                                                            ===========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable and accrued expenses                                      $1,915,000  $ 1,733,000
  Notes payable                                                               2,295,000    1,698,000
  Unearned revenue                                                              150,000      150,000
  Current maturities of capital lease obligations                                 3,000        3,000
                                                                            -----------  -----------
        Total current liabilities                                             4,363,000    3,584,000
                                                                            -----------  -----------

  Capital lease obligations, less current maturities                              4,000        4,000

Stockholders' Equity
  Preferred stock                                                                     -       36,000
  Common stock, $.01 par value; 25,000,000 authorized
  shares; 16,657,354 shares issued and outstanding                              166,000      130,000
  Additional paid-in capital                                                 39,034,000   39,034,000
  Accumulted deficit                                                        (33,104,000) (33,109,000)
                                                                            -----------  -----------
       Total stockholders' equity                                             6,096,000    6,091,000
                                                                            -----------  -----------

Total liabilities and stockholders' equity                                  $10,463,000  $ 9,679,000
                                                                            ===========  ===========

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For Three Months Ended September 30, 1996 and 1995
================================================================================

                                                          September 30,
                                                        1996        1995
                                                     ----------  ----------
Revenues
  Product sales                                      $2,511,000  $1,016,000
  Research and development                               96,000     165,000
                                                     ----------  ----------
                                                      2,607,000   1,181,000
                                                     ----------  ----------
Cost of revenues
  Manufacturing                                       1,582,000     898,000
  Research and development                               84,000     137,000
                                                     ----------  ----------
                                                      1,666,000   1,035,000
                                                     ----------  ----------
               Gross profit                             941,000     146,000
                                                     ----------  ----------
Operating expenses
  General, selling and administration                   840,000     442,000
  Depreciation and amortization                         176,000      24,000
                                                     ----------  ----------
                                                      1,016,000     466,000
                                                     ----------  ----------
         Operating loss                                 (75,000)   (320,000)

Other income (expense)
  Gain on disposition of asset                           10,000          --
  Interest expense                                      (70,000)    (55,000)
                                                     ----------  ----------
                                                        (60,000)    (55,000)
                                                     ----------  ----------
  Loss before extraordinary item                       (135,000)   (375,000)
  Extraordinary item, gain on
    retirement of debt                                  140,000          --
                                                     ----------  ----------
            Net income (loss)                            $5,000   ($375,000)
                                                     ==========  ==========
Weighted average number of common shares outstanding 14,018,151   8,091,000
                                                     ==========  ==========
                         -fully diluted              22,978,722   N/A
                                                     ==========  ==========
Income (loss) before extraordinary item                  ($0.01)     ($0.05)
Extraordinary item                                        $0.01          --
                                                     ----------  ----------
Net income                                                $0.00      ($0.05)
                                                     ==========  ==========
                         -fully diluted                   $0.00   N/A
                                                     ==========  ==========

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW-(Unaudited)
For Three Months Ended September 30, 1996 and 1995
================================================================================

                                                               For Three Months Ended
                                                                     September 30,
                                                                1996             1995
                                                              --------       ----------
Cash Flows From Operating Activities
  Net profit (loss)                                           $  5,000        ($375,000)
  Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
     Depreciation and amortization                             176,000           24,000
     Gain on retirement of debt                               (140,000)              --
  Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable                (797,000)        (297,000)
    (Increase) decrease in inventories                         (15,000)         (21,000)
    (Increase) decrease  in prepaid & other                   (159,000)          (4,000)
     Increase (decrease) in accounts payable and accrued
       expenses                                                182,000         (830,000)
                                                              --------       ----------
      Net cash used in operating activities                   (748,000)      (1,503,000)
                                                              --------       ----------

Cash Flows From Investing Activities
  Purchases of property, plant and equipment                    (7,000)          (3,000)
                                                              --------       ----------
Cash Flows From Financing Activities
  Proceeds from sale of stock                                                 1,561,000
  Stock issue costs                                                            (125,000)
  Net proceeds from (payments on)  notes payable               737,000         (522,000)
                                                              --------       ----------
  Net cash provided by financing activities                    737,000          914,000
                                                              --------       ----------
  Decrease in cash & cash equivalents                          (18,000)        (592,000)
  Cash & Cash Equivalents at the begining of period             57,000        1,145,000
                                                              --------       ----------
  Cash & cash equivalents -end of period                       $39,000         $553,000
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

(a) LIQUIDITY AND CAPITAL RESOURCES

During the first fiscal quarter ended September 30, 1996, the Company was able to fund operations from cash flow generated through its revolving credit facility, as described below. The improved ability of the Company to fund its operations is the combined result of the acquisition of the nickel-titanium product line and the attainment of the revolving credit facility. The Company historically satisfied its cash requirements from sales of equity securities and borrowings. Net cash used in operating activities was $748,000, net cash used for purchases of property, plant and equipment was $7,000 and net cash provided by financing activities was $737,000. As a result of the foregoing, at the end of the first quarter, the Company held cash and cash equivalents of $39,000, down $18,000 from the start of fiscal 1997. At September 30, 1996 the Company had negative working capital (current assets less current liabilities) of $804,000 (down $96,000 from negative working capital of $900,000 at June 30, 1996).

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

(b) RESULTS OF OPERATIONS

REVENUE
-------

Sales Overview.  Overall revenues increased 121%, to $2,607,000 in the first
---------------
three months of fiscal 1997 from $1,181,000 during the same period in fiscal 1996. Revenues relating to the Memry Segment were responsible for 100% of the increase.

Memry Sales.  Revenues at the Memry Segment increased 643% to $2,266,000 during
------------
the period ended September 30, 1996 as compared with $305,000 during the same period in fiscal 1996. The significant increase in revenues is entirely due to the increase in product sales resulting from the acquisition of the nickel-titanium product line from Raychem. Medical material, parts and component sales were responsible for 60% of the Memry Segment revenue increase. Research and development revenues were $96,000 as compared to $165,000, in the periods ended September 30, 1996 and 1995, respectively, decreasing 42%, or $69,000. This decrease is due to reduced labor hours working on government contracts as a result of efforts being made to prepare for the medical assemblies unit move from California to the Connecticut location.

Wright Sales.  Wright Machine Segment revenues decreased 61% in the period ended
-------------
September 30, 1996, from $876,000 to $341,000. The decrease in product sales is the result of the reduction in order backlog due to Wright's inability to perform on orders resulting from cash constraints in fiscal 1996.

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

Wright Manufacturing Costs.  The Wright Segment manufacturing costs decreased
---------------------------
37% to $474,000 from $750,000 in the three month periods ending September 30, 1996 and 1995, respectively. The decrease is due to the decrease in sales. Gross margin decreased from 14% to negative 39% in the same three month fiscal periods ended September 30, 1995 and 1996, respectively, due primarily to the reduced sales volume.

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

Other Income/Expense.  Interest expense increased $15,000, or 27%, as a result
--------------------
of the $597,000 increase in notes payable. In addition, the Company sold a fully depreciated piece of equipment for approximately $10,000, thereby recognizing a gain of like amount.

Gain on Retirement of Debt.  The Company experienced a $140,000 gain as a
--------------------------
result of discount on the principal loan amount of approximately $858,000 due to Wright's former lender, Fleet Bank. On August 9, 1996, the Company used a portion of the proceeds of the refinancing described in the second paragraph of Item 2(a) above to pay Fleet Bank $718,000, thereby extinguishing the Company's debt to Fleet Bank.

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

Memry Segment.  Memry Segment's profit for the first three months of fiscal 1996
--------------
was $95,000, as compared with a net loss of $346,000 during the same fiscal 1995 period. The improvement of $439,000 results from the significantly increased revenues and margins.

Wright Segment.  The Wright Segment net loss increased $59,000, or 203%, to a
---------------
loss of $88,000 from a loss of $29,000 during the three month periods ended September 30, 1996 and 1995, respectively. The increase in net loss was reduced by the $140,000 discount given by Wright's bank. But for said $140,000 extraordinary gain, the Wright Segment would have had a net loss of $228,000, which would have been an increase of $199,000 (686%) of the prior year's net loss. The increase in net loss was caused by the 61% decrease in product sales.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

27. Amended Financial Data Schedule (1)
    -----------------------------------

  (1) Submitted separately, electronically.

  (b) REPORTS ON FORM 8-K

    A Form 8-K was filed on July 15, 1996 with respect to disclosure regarding "Item 2. Acquisition or Disposition of Assets" and Item 7. "Financial Statements and Exhibits," disclosing the consummation of the June 28, 1996 acquisition of Raychem Corporation's nickel-titanium product line. On September 13, 1996, the Company filed a Form 8-K/A containing the following financial statements relating to such acquisition:

    Financial Statements of the business acquired on June 28, 1996 from Raychem
Corporation:

    Report of Independent Accountants

    Statements of Assets Acquired

    Statement of Operations for years ended June 30, 1996 and 1995

    Notes to Statements of Assets Acquired and Statements of Operations

    Pro Forma Consolidated Statements of Operations reflecting the business acquired on June 28, 1996 from Raychem Corporation

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

                            MEMRY CORPORATION


Date: January 30, 1997      By: /s/ James G. Binch
                                ---------------------
                                James G. Binch
                                President, CEO, Treasurer and Chairman