Form 10QSB
period 1996-12-31
MEMRY CORP
filed 1997-02-14
CIK 720896

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

                                  (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996
                                              -----------------

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                               THE EXCHANGE ACT

               For the transition period from _______ to _______

                        Commission File Number 0-14068
                                               -------

                               Memry Corporation
                               -----------------
                   (Exact name of small business issuers as
                           specified in its charter)

Delaware                                                         06-1084424
        -------------------------------------------------------------------
        (State or other jurisdiction (IRS Employer Identification No.) of incorporation of organization

               57 Commerce Drive, Brookfield, Connecticut 06804
               ------------------------------------------------
                   (Address of principal executive offices)

                                (203) 740-73ll
                                --------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [ X ]   No [_]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of December 31, 1996, 16,717,354 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
               _____ Yes            [ X ] No
                                   - ---

                                     INDEX

                        PART I - FINANCIAL INFORMATION



ITEM 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheet as of December 31, 1996 and June 30, 1996

          Consolidated Statement of Operations for three and six months ended
               December 31, 1996 and 1995

          Consolidated Statement of Cash Flows for the six months ended December
               31, 1996 and 1995

          Notes to the Consolidated Financial Statements



ITEM 2.   Management's Discussion and Analysis or Plan of Operation



PART II   ---  OTHER INFORMATION

ITEM 2.   Changes in Securities
ITEM 4.   Submission of Matters to a Vote of Security Holders
ITEM 6.   Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
December 31, 1996

-----------------------------------------------------------------------------------------------------

                                                                        December 31,        June 30,
ASSETS                                                                       1996             1996
                                                                       ------------------------------
Current Assets
  Cash and cash equivalents                                             $      26,000     $    57,000
  Accounts receivable, less allowance for doubtful accounts
    December 31, 1996 $32,000; June 30, 1996 $29,000                        1,510,000         568,000
  Inventories                                                               2,256,000       2,044,000
  Prepaid expenses and other                                                   47,000          63,000
                                                                       --------------    ------------
                           Total current assets                             3,839,000       2,732,000
                                                                       --------------    ------------

Property,Plant and Equipment, at cost,  net                                 3,783,000       3,881,000
                                                                       --------------    ------------
Other Assets
  Patents and patent rights, less accumulated amortization
  December 31, 1996 $127,000; June 30, 1996 $60,000                         1,935,000       2,002,000
  Goodwill, less accumulated amortization
  December 31, 1996 $33,000; June 30, 1996 $0                                 956,000         989,000
  Deferred financing, less accumulated amortization
  December 31, 1996 $16,000; June 30, 1996 $0                                 140,000          36,000
  Deposits                                                                     53,000          39,000
                                                                       --------------    ------------
                                                                            3,084,000       3,066,000
                                                                       --------------    ------------
                           Total assets                                 $  10,706,000     $ 9,679,000
                                                                       ==============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                                   $ 2,241,000     $ 1,733,000
  Notes payable                                                             2,642,000       1,698,000
  Unearned revenue                                                                  -         150,000
  Current maturities of capital lease obligations                               3,000           3,000
                                                                         ------------    ------------
                           Total current liabilities                        4,886,000       3,584,000
                                                                         ------------    ------------
  Capital lease obligations, less current maturities                                -           4,000
                                                                         ------------    ------------
Stockholders' Equity
  Preferred stock                                                                   -          36,000
  Common stock, $.01 par value; 30,000,000 authorized
  shares; 16,717,354 shares issued and outstanding                            167,000         130,000
  Additional paid-in capital                                               39,099,000      39,034,000
  Accumulated deficit                                                     (33,446,000)    (33,109,000)
                                                                         ------------    ------------
                           Total stockholders' equity                       5,820,000       6,091,000
                                                                         ------------    ------------

               Total liabilities and stockholders' equity                 $10,706,000     $ 9,679,000
                                                                         ============    ============

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
For Three Months Ended December 31, 1996 and 1995
--------------------------------------------------------------------------------

                                                      For three months ended December 31,
                                                            1996                 1995
                                                      ------------------------------------
Revenues
  Product sales                                              $3,466,000        $  896,000
  Research and development                                       43,000           104,000
                                                           ------------      ------------
                                                              3,509,000         1,000,000
Cost of revenues                                           ------------      ------------

  Manufacturing                                               2,225,000           680,000
  Research and development                                       81,000            98,000
                                                           ------------      ------------
                                                              2,306,000           778,000
                                                           ------------      ------------
         Gross profit                                         1,203,000           222,000
                                                           ------------      ------------

Operating expenses
  General, selling and administration                         1,295,000           539,000
  Depreciation and amortization                                 178,000            24,000
                                                           ------------      ------------
                                                              1,473,000           563,000
                                                           ------------      ------------

      Operating loss                                           (270,000)         (341,000)

Other income (expense)
  Interest                                                      (72,000)          (55,000)
                                                           ------------      ------------
                                                                (72,000)          (55,000)
                                                           ------------      ------------

         Net loss                                              (342,000)         (396,000)
                                                           ============       ===========
Weighted average number of common shares
outstanding                                                  16,674,311         8,172,000
                                                           ============      ============

Net loss per common share                                        $(0.02)           $(0.05)
                                                           ============      ============

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For Six Months Ended December 31, 1996 and 1995
--------------------------------------------------------------------------------

                                                        For six months ended December 31,
                                                              1996               1995
                                                        ---------------------------------
Revenues
  Product sales                                            $  5,977,000      $  1,904,000
  Research and development                                      140,000           277,000
                                                        ---------------    --------------
                                                              6,117,000         2,181,000
                                                        ---------------    --------------
Cost of revenues
  Manufacturing                                               3,807,000         1,578,000
  Research and development                                      166,000           235,000
                                                        ---------------    --------------
                                                              3,973,000         1,813,000
                                                        ---------------    --------------
           Gross profit                                       2,144,000           368,000
                                                        ---------------    --------------
Operating expenses
  General, selling and administration                         2,135,000           981,000
  Depreciation and amortization                                 354,000            48,000
                                                        ---------------    --------------
                                                              2,489,000         1,029,000
                                                        ---------------    --------------

      Operating loss                                           (345,000)         (661,000)

Other income (expense)
  Interest                                                     (142,000)         (110,000)
  Gain on disposition of assets                                  10,000            -
                                                        ---------------    --------------

                                                               (132,000)         (110,000)
                                                        ---------------    --------------

     Loss before extraordinary item                            (477,000)         (771,000)

  Extraordinary item, gain on retirement
    of debt                                                     140,000            -
                                                        ---------------    --------------
                      Net loss                                ($337,000)        ($771,000)
                                                        ===============    ==============

Weighted average number of common shares outstanding         15,340,577         8,131,000
                                                        ===============    ==============

Net loss per common share                                        $(0.02)           $(0.09)
                                                        ===============    ==============

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For Six Months Ended December 31, 1996 and 1995
--------------------------------------------------------------------------------

                                                                                   For Six Months Ended
                                                                                        December 31,
                                                                                         1996          1995
                                                                                   -----------  ------------
Cash Flows From Operating Activities
  Net loss                                                                          ($337,000)    ($771,000)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                                    354,004        48,000
     Gain on retirement of debt                                                      (140,000)           -
     Non-cash compensation                                                             65,000            -
  Change in working capital components
     Increase in accounts receivable                                                 (942,000)      (139,000)
     Increase in inventories                                                         (212,000)      (56,000)
     Decrease (increase) in prepaid & other                                            17,000       (10,000)
     Increase (decrease) in accounts payable and accrued expenses                     508,000    (1,025,000)
     Increase in other assets                                                         (20,000)           -
     Decrease in deferred income                                                     (150,000)           -
                                                                                   -----------  ------------
       Net cash used in operating activities                                         (857,000)   (1,953,000)
                                                                                   -----------  ------------

Cash Flows Used In Investing Activities
  Purchases of property, plant and equipment                                         (139,000)       (3,000)
                                                                                   -----------  ------------
Cash Flows From Financing Activities
  Proceeds from sale of common stock, net                                               1,000     1,436,000
  Net short term borrowings (payments)                                              1,084,000      (453,000)
  Payments on notes payable                                                                 -      (123,000)
  Deferred financing costs                                                           (120,000)           -
                                                                                   -----------  ------------
    Net cash provided by financing activities                                         965,000       860,000
                                                                                   -----------  ------------

  Net decrease in cash and cash equivalents                                          (31,000)   (1,096,000)
  Cash and cash equivalents, beginning of period                                       57,000     1,145,000
                                                                                   -----------  ------------
  Cash and cash equivalents, end of period                                            $26,000       $49,000
                                                                                   ===========  ============

MEMRY CORPORATION & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.


Note B.  NOTES PAYABLE

On August 9, 1996, the Company entered into a term and revolving loan agreement with Affiliated Business Credit Corporation ("ABCC"), a commercial financing subsidiary of Center Financial Corporation, allowing up to $2.635 million of aggregate borrowing. The term loan is a five year $1.135 million loan, with principal payable in monthly installments of approximately $19,000. An additional $135,000 of principal is due on or before June 30th, 1997. The entire unpaid balance, if not earlier demanded, is due and payable on July 31, 2001; provided, however, that ABCC has the right to accelerate the loan and require full payment upon demand. Interest on the term loan accrues at the rate of prime plus 2.25%. The revolving credit facility provides for borrowing at the lesser of $1.5 million or the sum of (a) 80% of eligible accounts receivable plus (b) the lesser of $500,000 or 25% of eligible inventory. Borrowings pursuant to the revolving loan agreement are due upon demand and bear interest, payable monthly, at prime plus 2%. The terms with ABCC generally are more favorable than the terms that the Company's Wright subsidiary had with Fleet Bank, the Company's prior lender. The loan documents contain standard covenants, including security interests in substantially all of the Company's consolidated assets, commitment fees and negative convenants (including restrictions on dividends and other payments), which the Company does not expect to materially impact operations. At the August 9, 1996 closing, Wright's debt to Fleet Bank was repaid with a $140,000, or 16%, discount.

Borrowings from ABCC as of December 31, 1996, aggregated approximately $2,217,000. The remainder of the Company's notes payable consisted of subordinated demand obligations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results.

(a)  LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 1996, the Company was able to fund operations from cash flow generated through its revolving credit facility, as described below. The Company historically satisfied its cash requirements from sales of equity securities and borrowings. During such six month period, net cash used in operating activities was $857,000, net cash used for purchases of property, plant and equipment was $139,000 and net cash provided by financing activities was $965,000. As a result of the foregoing, at December 31, 1996, the Company held cash and cash equivalents of $26,000, down $31,000 from the start of fiscal 1997. At December 31, 1996 the Company had a working capital (current assets less current liabilities) deficit of $1,047,000 ($195,000 worse than the working capital deficit of $852,000 at June 30, 1996).

On August 9, 1996, the Company entered into a term and revolving loan agreement with ABCC, a commercial financing subsidiary of Center Financial Corporation, allowing up to $2.635 million of aggregate borrowings. The term loan is a five year $1.135 million loan, with principal payable in monthly installments of approximately $19,000. An additional $135,000 of principal is due on or before June 30, 1997. The entire unpaid balance, if not earlier demanded, is due and payable on July 31, 2001; provided, however, that ABCC has the right to accelerate the loan and require full payment upon demand. Interest on the term loan accrues at the rate of prime plus 2.25%. The revolving credit facility provides for borrowings at the lesser of $1.5 million or the sum of (a) 80% of eligible accounts receivable plus (b) the lesser of $500,000 or 25% of eligible inventory. Borrowings pursuant to the revolving loan agreement are due upon demand and bear interest, payable monthly, at prime plus 2%. The terms with ABCC generally are more favorable than the terms that the Company's Wright Machine Corporation subsidiary ("Wright") had with Fleet Bank, the Company's prior lender. The loan documents contain standard covenants, including security interests in substantially all of the Company's consolidated assets, commitment fees and negative covenants (including restrictions on dividends and other payments), which the Company does not expect to materially impact operations. At the August 9, 1996 closing, Wright's debt to Fleet Bank was repaid with a $140,000, or 16% discount.

The Company's only currently contemplated material capital expenditure for fiscal 1997 is to make substantial improvements to certain machinery and equipment located at Memry West (which is part of the Company's Memry Segment located in Menlo Park, California, and which manufactures semi-finished materials utilizing shape memory alloys and, through Raychem Corporation ("Raychem"), sells such materials into various industrial electronic, automotive and medical markets) and used to manufacture Tinel-Lock product for Raychem. However, as a result of an agreement entered into at the time of the acquisition of Raychem's nickel-titanium product line (the "Raychem Acquisition"), it is anticipated that Raychem will bear substantially all the costs of such improvements. During the second quarter of fiscal 1997, the Company's liquidity was adversely effected by the approximately $140,000 of expenses incurred in connection with the move of the medical assemblies portion of the business purchased in the Raychem Acquisition from Menlo Park, California to the Company's headquarters in Brookfield, Connecticut (including related relocation expenses). The Company had previously expected such relocation to cost only slightly more than $100,000.

The Company has in the past grown through acquisitions (including both the Raychem Acquisition and the Company's earlier acquisition of Wright) and, as part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company's existing businesses within the Memry Segment. The Company intends to use available cash from operations, when and if available, and sales of equity to finance any such acquisitions that may be sought in the future.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated

("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if: (i) at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding business operations relating to Wright's production of screw machine products and taper pins and the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and
(d) maintain its principal bank accounts with banks located in the State of Connecticut, excluding all banks associated with Wright; or (ii) the Company fails to keep the Registration Statement on Form S-2 that went effective on January 31, 1997, covering the offer and sale by certain of the Company's shareholders (including CII) of up to 3,550,630 shares (including up to 3,041,964 shares beneficially owned by CII) of the Company's common stock, in effect for an aggregate of 120 days during any rolling twelve month period during the three years which the Company is required to maintain the effectiveness of the Registration Statement. Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all the Registrable Securities then held by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company. Using $2.00 per share as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $4,085,500. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to insure that its operations do not move from Connecticut in a manner that would trigger CII's put, and the Company intends to cause the Registration Statement to be maintained in a manner that would prevent CII's put from being operative.

The Company believes that the combination of its improved borrowing facility, its ability to raise equity capital in the past and operating profit being produced by those portions of the Company's Memry Segment business acquired in the Raychem Acquisition will be sufficient to meet the Company's working capital requirements (assuming both that ABCC does not demand immediate repayment of the term loan and that CII's put rights are not triggered and exercised and, as stated above, the Company intends not to cause said put rights to become exercisable).

The Company does not expect that there are any contingencies, other than as set forth above, which would have a material effect on the Company's financial condition, future operating results and/or liquidity.

(b)  RESULTS OF OPERATIONS


Six Months Ended December 31, 1996 compared to six months ended December 31,
----------------------------------------------------------------------------
1995
----


Sales Overview.  Overall revenues increased 180%, to $6,117,000, in the first
---------------
six months of fiscal 1997 from $2,181,000 during the same period in fiscal 1996. Revenues relating to the Memry Segment were responsible for all of the increase.

Memry Sales.   Revenues at the Memry Segment increased 811% to $5,239,000 during
------------
the six month period ended December 31, 1996, as compared with $575,000 during the same period in fiscal 1996. The significant increase in revenues is entirely due to product sales resulting from the Raychem Acquisition. Medical material, parts and component sales were responsible for 60% of the Memry Segment revenue increase. Research and development revenues were $140,000, as compared to $277,000, in the six month periods ended December 31, 1996 and 1995, respectively, decreasing 50%, or $137,000. This decrease was the result of reduced labor hours available to work on government contracts due to the efforts made to prepare for the medical assemblies unit which moved from California to the Connecticut location.

Wright Sales.  Wright Machine Segment revenues decreased 45% in the period ended
-------------
December 31, 1996, from $1,606,000 to $878,000. The decrease in product sales is the result of an earlier reduction in order backlog due to Wright's inability to perform on orders on a timely basis due to the Company's cash constraints prior to the consummation of the August 9, 1996 financing provided by ABCC. Wright's backlog had decreased from $1,200,000 as of June 30, 1995, to $650,000 as of June 30, 1996. However, Wright revenues increased from $341,00 in the first quarter of fiscal 1997 to $537,000 in the second quarter of fiscal 1997. In addition, Wright's order backlog increased from $650,000 on June 30, 1996 to $1,100,000 on December 31, 1996.

COSTS AND EXPENSES
------------------

Manufacturing Costs Overview.  Manufacturing costs increased to $3,807,000 in
-----------------------------
the six months ended December 31, 1996, from $1,578,000 during the same six month period in fiscal 1996. This increase of $2,229,000, or 141%, is due to the increased sales volume related to the aforementioned Raychem Acquisition. Gross margin increased to 35% for the six month period ended December 31, 1996, from a 17% margin in the same fiscal 1996 period, due to the higher margin product sales resulting from the Raychem Acquisition.

Memry Manufacturing Costs.  Memry Segment manufacturing costs increased to
--------------------------
$2,704,000 from $281,000, an 862% increase, in the first six months of fiscal years 1997 and 1996, respectively. The $2,423,000 increase is the result of the increased sales volume of Memry Segment products. Gross margins increased for the six month period ending December 31, 1996 to 48%, compared with a margin of approximately 6% in the same fiscal 1996 period ending December 31, 1995, due to the allocation of fixed costs to a much greater volume of sales due to the lines of business acquired in the Raychem Acquisition.

Wright Manufacturing Costs.  The Wright Segment manufacturing costs decreased
---------------------------
15% to $1,103,000 from $1,297,000 in the six month periods ending December 31, 1996 and 1995, respectively. The decreased manufacturing costs are due to the decrease in revenues at Wright. Gross margin decreased from 19% to negative 26% for the same six month fiscal periods ended December 31, 1995 and 1996, respectively, due primarily to the reduced sales volume and an increase in direct costs.

Research and Development Costs.  Research and development costs decreased 30%,
-------------------------------
to $166,000, in the first six months of fiscal 1997 as compared with $235,000 in the same period of fiscal 1996. This is the result of the revenue decrease of 50%, offset by increased internal development costs.

General, Selling and Administrative Expense ("GS&A").  Overall GS&A increased
-----------------------------------------------------
$1,154,000, or 118%, to $2,135,000 in the six months ended December 31, 1996, as compared to $981,000 during the same period of fiscal 1996. The increase is directly related to the addition of the California facility, which accounted for approximately 58% of the increase. The remaining 42% is attributable to the Connecticut facility, which incurred approximately $94,000 of expenses related to the move of the medical assemblies unit to Brookfield from California, employee relocation expense of $70,000, an approximate $153,000 increase in administrative salary expense, an increase of $46,000 in travel expense, and to the absence in the first six months of fiscal 1997 of $116,000 of negotiated supplier discounts taken in the corresponding period of fiscal 1996.

Depreciation and Amortization Expense.  Depreciation and amortization expense
--------------------------------------
increased 538%, or $306,000, primarily as a result of the inventory, patents, and goodwill purchased as part of the acquisition made of the nickel-titanium product line. In addition, the Company is amortizing over a five year period certain debt financing costs.

Other Income(Expense).  Interest expense increased $32,000, or 29%, as a result
----------------------
of the $944,000 increase in notes payable. The Company realized a gain through the sale of fully depreciated equipment of approximately $10,000.

Gain on Retirement of Debt.  The Company, through a re-financing (as described
---------------------------
above in liquidity and capital resources) paid $718,000 of principal debt, representing payment in full, to Wright's bank on loans of $858,000 which resulted in a gain of $140,000.

NET LOSS
--------

Overview.  Net loss for the first six months of fiscal 1997 was $337,000, as
---------
compared with a net loss of $771,000 for the first six months of fiscal 1996, an improvement of $434,000. The net loss, absent the extraordinary gain on the debt retirement, would have been $477,000. The overall improvement is a result of the increase in revenues and margins resulting from the Raychem Acquisition and the discount of $140,000 given by Wright's bank on its principal debt. The net loss, however, included approximately $257,000 of non-recurring expenses attributable to the acquisition of the nickel-titanium line, such as the move of the medical assemblies unit to Connecticut, which was approximately $94,000, relocation expense of $125,000 and incentive bonus expenses for various California employees of $38,000.

Memry Segment.  Memry Segment's loss for the first six months of fiscal 1997 was
--------------
$65,000, as compared with a net loss of $754,000 during the same fiscal 1996 period. The improvement of $689,000 results from the significantly increased revenues and margins.

Wright Segment.  The Wright Segment operating loss for the first six months of
---------------
fiscal 1997 was $412,000 as compared with $17,000 during the same six month period in fiscal 1996. However, after the extraordinary gain on the forgiveness of Wright's debt, the net loss was reduced to $272,000. The $395,000 increase in net loss is directly related to the 45% reduction in revenues and an increase in direct costs.

Three Months Ended December 31, 1996 compared to three months ended December 31,
--------------------------------------------------------------------------------
1995
----

Sales Overview.  Overall revenues increased 251%, to $3,509,000, in the three
---------------
months ended December 31, 1996, from $1,000,000 during the same period in fiscal 1996. Revenues relating to the Memry Segment were responsible for all of the increase.

Memry Sales.  Revenues at the Memry Segment increased 1,000%, to $2,972,000,
------------
during the three month period ended December 31, 1996 as compared with $270,000 during the same period in fiscal 1996. The significant increase in revenues is entirely due to the increase in product sales resulting from the acquisition of the nickel-titanium product line from Raychem. Medical material, parts and component sales were responsible for 60% of the Memry Segment revenue increase. Research and development revenues were $43,000 as compared to $104,000, in the three month periods ended December 31, 1996 and 1995, respectively, decreasing 59%, or $61,000. This decrease continued to be the result of reduced labor hours available to work on government contracts due to the efforts made to prepare for the medical assemblies unit which moved from California to Connecticut at the end of the second quarter.

Wright Sales.  Wright Machine Segment revenues decreased 26% in the period ended
-------------
December 31, 1996, from $730,000 to $537,000. The decrease in product sales is the result of the reduction in order backlog due to Wright's inability to perform on orders in fiscal 1996 due to the Company's cash constraints.

COSTS AND EXPENSES
------------------

Manufacturing Costs Overview.  Manufacturing costs increased to $2,306,000 in
-----------------------------
the three months ended December 31, 1996, from $778,000 during the same three month period in fiscal 1996. This 196% increase is due to the increased sales volume related to the aforementioned acquisition. Gross margin increased 12% during the period ended December 31, 1996 to 34%, from a 22% margin in the same fiscal 1996 period, due to the greater volume of products sold by the Memry Segment and the shift in product mix from the Wright Segment to the Memry Segment.

Memry Manufacturing Costs.  Memry Segment manufacturing costs increased to
--------------------------
$1,596,000 from $154,000, or 936%, in the three month period ended December 31, 1996 and 1995, respectively. The $1,334,000 increase is the result of the increased sales volume. Gross margins for the three month period ending December 31, 1996 were 46%, from a margin of 3% in the three month period ending December 31, 1995. The increase in margin is due to higher margin product sales as a result of the Raychem Acquisition.

Wright Manufacturing Costs.  The Wright Segment manufacturing costs increased
---------------------------
20%, to $629,000 from $526,000, in the three month periods ending December 31, 1996 and 1995, respectively. The increase in manufacturing costs, notwithstanding the reduction in sales, was primarily due to an increase in direct and indirect labor rates. The

Gross margin decreased from 28% to a negative 17% in the same three month fiscal periods ended December 31, 1995 and 1996, respectively, due primarily to the reduced sales volume and a high level of costs.

Research and Development Costs.  Research and development costs decreased 17%,
-------------------------------
to $81,000, in the three month period ended December 31, 1996, as compared with $98,000 in the same period of fiscal 1996. The decrease is a result of the revenue decrease of 59% and the increase in internal development costs of 91%. During the three month period ended December 31, 1996, internal development costs accounted for 85%, or $69,000, of the total research and development costs, as compared with 37%, or $36,000, in the same period of fiscal 1996. This increase in internal development costs arose from the efforts made to prepare for the medical assemblies unit move from California to Connecticut.

General, Selling and Administrative Expense ("GS&A").  Overall GS&A increased
-----------------------------------------------------
$756,000, or 140%, to $1,295,000 in the three months ended December 31, 1996, as compared to $539,000 during the same period of fiscal 1996. The increase is directly related to the addition of the California facility, which accounted for approximately 54% of the increase. The remaining 46% of the increase is related to the operations of the Connecticut facility, which incurred approximately $94,000 of expenses related to the move of the medical assemblies unit to Brookfield from California, employee relocation expense of $70,000,an approximate $59,000 increase in salary and benefit expense, an increase in patent taxes attributable to the acquired patents of $20,000,an increase of approximately $23,000 in professional fees and an increase of $20,000 in travel expense during the three month period of fiscal 1997, and to the absence in the same three month period of fiscal 1997 of $30,000 of negotiated supplier discounts taken in the corresponding quarter of fiscal 1996.

Depreciation and Amortization Expense.  Depreciation and amortization expense
--------------------------------------
increased 542%, or $164,000, primarily as a result of the inventory, patents, and goodwill purchased as part of the Raychem Acquisition. In addition, the Company is amortizing certain debt financing costs over a five year period.

Other Income(Expense).  Interest expense increased $17,000, or 31%, as a result
----------------------
of the $408,000 increase in notes payable.

NET LOSS
----------

Overview.  Net loss for the three months ended December 31, 1996 was $342,000,
---------
as compared with a net loss of $396,000 for the same period of fiscal
1996, an improvement of only $54,000. The net loss, however, included $204,000 of non-recurring expenses (the move of the medical assemblies unit to Connecticut cost approximately $94,000 and related relocation expenses cost approximately $110,000).

Memry Segment.  Memry Segment's loss for the three months ended December 31,
--------------
1996 was $158,000, as compared with a net loss of $428,000 during the same fiscal 1996 period. The improvement of $270,000 results from the significantly increased revenues and margins. The improvement would have been greater but for the significant costs related to the move of the medical assemblies unit to Connecticut (amounting to $94,000) and relocation expense of $110,000.

Wright Segment.  The Wright Segment loss for the three months ended December 31,
---------------
1996 was $184,000, as compared with a $32,000 profit during the same three month period in fiscal 1996. The decrease in profit of $216,000 is the result of decreased revenues and resulting negative gross margins.

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

(a) On December 5, 1996, a Certificate of Amendment to the Certificate of Incorporation of the Company (the "Amendment") was filed with the Delaware Secretary of State. The Amendment, which was approved at the annual meeting of Stockholders of the Company held on such date, increased the number of authorized shares of Common Stock of the Company from 25,000,000 to 30,000,000. If the Company should issue additional shares of Common Stock, current holders of shares of Common Stock could have their current ownership substantially diluted.

(c) As of December 5, 1996, each of James Proft, Raymond Serna and Phillipe Poncet exercised warrants to purchase 20,000 shares of Common Stock at an exercise price of $0.01 per share, for an aggregate exercise price of $200 per person. The Common Stock was sold in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act. Mr. Proft is Vice President and General Manager - Western Operations of the Company, and each of Messrs. Serna and Poncet is an employee of the Company. Messrs. Proft, Serna and Poncet were issued the warrants in order to induce them to accept offers of employment from the Company following the Raychem Acquisition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 5, 1996 the Company held an annual meeting of Stockholders. The stockholders elected to the Board of Directors James G. Binch, Nicholas J. Grant, Jack H. Halperin, John A. Morgan and W. Andrew Krusen, Jr. The tabulation of votes for each nominee was as follows:


                                  Number of Votes
                             -------------------------
Nominee                        For     Against/Witheld
------------------------------------------------------

James G. Binch              10,872,099          8,999
Nicholas J. Grant           10,872,099          8,999
Jack H. Halperin, Esq.      10,872,093          9,005
W. Andrew Krusen, Jr.       10,872,099          8,999
John A. Morgan              10,872,099          8,999

The stockholders also approved, with 10,800,920 votes in favor, 39,631 votes against and 40,547 votes abstaining, an amendment of the Company's Certificate of Incorporation increasing the authorized Common Stock of the Corporation from 25,000,000 shares to 30,000,000 shares.

The stockholders also approved, with 10,717,244 votes in favor, 19,067 votes against and 43,360 votes abstaining, an amendment to the Memry Corporation Stock Option Plan increasing the maximum number of shares of the Company's Common Stock that could be issued pursuant thereto from 600,000 to 1,100,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


Exhibit
Number                   Description of Exhibit
------                   ----------------------

3.1            Certificate of Incorporation, as amended

10.1           Memry Corporation Stock Option Plan, as amended      *

10.2           Form of Nontransferable Incentive Stock Option
               Agreement                                            *

10.3           Form of Nontransferable Non-Qualified Stock Option
               Agreement                                            *

27             Financial Data Schedule                              *

*  Submitted herewith electronically

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                        Memry Corporation
                                        -----------------

Date: February 14, 1996                 /s/ James G.Binch
      -----------------                 -------------------------------
                                        James G. Binch
                                        President, CEO and Director
                                        (Principal Executive Officer)


Date: February 14, 1996                 /s/ Wendy A.Gavaghan
      -----------------                 -------------------------------
                                        Wendy A. Gavaghan
                                        Corporate Controller
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number                   Description of Exhibit
------                   ----------------------

3.1            Certificate of Incorporation, as amended

10.1           Memry Corporation Stock Option Plan, as amended      *

10.2           Form of Nontransferable Incentive Stock Option
               Agreement                                            *

10.3           Form of Nontransferable Non-Qualified Stock Option
               Agreement                                            *

27             Financial Data Schedule                              *

*  Submitted herewith electronically