Form 10QSB
period 1997-03-31
MEMRY CORP
filed 1997-05-15
CIK 720896

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

                                  (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------  ------------
Commission File Number 0-14068
                       -------

                               Memry Corporation
                               -----------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                         06-1084424
---------------------------------              ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation of organization)

               57 Commerce Drive, Brookfield, Connecticut 06804
               ------------------------------------------------
                   (Address of principal executive offices)

                                (203) 740-7311
                                --------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 31, 1997, 16,717,354 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes         No X
   ---        ---

                                     INDEX

                        PART I - FINANCIAL INFORMATION



ITEM 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of March 31, 1997 and June 30, 1996

         Condensed Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996 and the nine months ended March 31, 1997 and 1996

         Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1997 and 1996

         Notes to the Condensed Consolidated Financial Statements


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II --- OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Memry Corporation & Subsidiary

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     March 31,                       June 30,
                                                                                       1997                            1996
                                                                               ---------------------         ----------------------
ASSETS

Current Assets
    Cash and cash equivalents                                                  $                  -          $              57,000
    Accounts receivable, less allowance for doubtful
     accounts March $36,000; June $29,000                                                 2,121,000                        568,000
    Inventories                                                                           2,035,000                      2,044,000
    Prepaid expenses and other                                                              117,000                         63,000
                                                                               ---------------------         ----------------------
          Total current assets                                                            4,273,000                      2,732,000
                                                                               ---------------------         ----------------------

Property, Plant and Equipment, at cost                                                    6,079,000                      5,957,000
    Less accumulated depreciation                                                        (2,433,000)                    (2,076,000)
                                                                               ---------------------         ----------------------
                                                                                          3,646,000                      3,881,000
                                                                               ---------------------         ----------------------
Other Assets
    Patents and patent rights, net                                                        1,901,000                      2,002,000
    Costs in excess of business acquired, net                                               940,000                        989,000
    Deferred financing costs, net                                                           133,000                         36,000
    Deposits                                                                                 53,000                         39,000
                                                                               ---------------------         ----------------------
                                                                                          3,027,000                      3,066,000
                                                                               ---------------------         ----------------------
          Total assets                                                         $         10,946,000          $           9,679,000
                                                                               =====================         ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                        $         3,021,000           $          1,733,000
   Notes payable                                                                          2,635,000                      1,698,000
   Unearned revenue                                                                                                        150,000
   Current maturities of capital lease obligations                                                -                          3,000
                                                                               ---------------------         ----------------------
         Total current liabilities                                                        5,656,000                      3,584,000
                                                                               ---------------------         ----------------------

Capital lease obligations, less current maturities                                                -                          4,000

Stockholders' Equity
   Preferred stock                                                                                -                         36,000
   Common stock, $.01 par value; 30,000,000 authorized                                            -                              -
    shares; 16,717,354 shares issued and outstanding                                        167,000                        130,000
   Additional paid-in capital                                                            39,049,000                     39,034,000
   Accumulated deficit                                                                  (33,926,000)                   (33,109,000)
                                                                               ---------------------         ----------------------
         Total stockholders' equity                                                       5,290,000                      6,091,000
                                                                               ---------------------         ----------------------
                  Total liabilities and stockholders' equity                   $         10,946,000          $           9,679,000
                                                                               =====================         ======================

See notes to the consolidated financial statements.

                        Memry Corporation & Subsidiary

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                 For the Three Months                 For the Nine Months
                                                    Ended March 31,                      Ended March 31,
                                          ---------------------------------   ---------------------------------
                                               1997              1996               1997              1996
                                          ---------------   ---------------   ---------------   ---------------
Revenues
    Product Sales                         $     3,379,000   $       695,000   $     9,357,000   $     2,599,000
    Research and development                       33,000            57,000           172,000           334,000
                                          ---------------   ---------------   ---------------   ---------------
                                                3,412,000           752,000         9,529,000         2,933,000
                                          ---------------   ---------------   ---------------   ---------------
Cost of revenues
    Manufacturing                               2,352,000           676,000         6,159,000         2,254,000
    Research and development                       63,000            71,000           229,000           306,000
                                          ---------------   ---------------   ---------------   ---------------
                                                2,415,000           747,000         6,388,000         2,560,000
                                          ---------------   ---------------   ---------------   ---------------
        Gross profit                              997,000             5,000         3,141,000           373,000
                                          ---------------   ---------------   ---------------   ---------------

Operating expenses
    General, selling and administration         1,228,000           544,000         3,363,000         1,525,000
    Depreciation and amortization                 176,000            24,000           530,000            72,000
                                          ---------------   ---------------   ---------------   ---------------
                                                1,404,000           568,000         3,893,000         1,597,000
                                          ---------------   ---------------   ---------------   ---------------

        Operating loss                           (407,000)         (563,000)         (752,000)       (1,224,000)


Other income (expense)
    Interest                                      (73,000)          (45,000)         (215,000)         (155,000)
    Gain on disposition of assets                       -                 -            10,000                 -
                                          ---------------   ---------------   ---------------   ---------------
                                                  (73,000)          (45,000)         (205,000)         (155,000)
                                          ---------------   ---------------   ---------------   ---------------
        Loss before extraordinary item           (480,000)         (608,000)         (957,000)       (1,379,000)

Extraordinary item, gain on early
retirement of debt                                      -                 -           140,000                 -
                                          ---------------   ---------------   ---------------   ---------------
        Net loss                          $      (480,000)  $      (608,000)  $      (817,000)  $    (1,379,000)
                                          ===============   ===============   ===============   ===============

Weighted average number of common
shares outstanding
                                               16,717,354         8,261,207        15,792,802         8,173,896
                                          ===============   ===============   ===============   ===============
    Earnings per share, extraordinary
    item                                  $             -   $             -   $           .01   $             -
                                          ===============   ===============   ===============   ===============
    Net loss per share                    $          (.03)  $          (.07)  $          (.05)  $          (.17)
                                          ===============   ===============   ===============   ===============

See notes to the condensed consolidated financial statements.

                        Memry Corporation & Subsidiary

                Condensed Consolidated Statements of Cash Flows
               For the Nine Months Ended March 31, 1997 and 1996
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                    1997                         1996
                                                                           -------------------          --------------------
Cash Flows From Operating Activities
      Net loss                                                             $         (817,000)          $        (1,379,000)
      Adjustments to reconcile net loss to net cash used
        in operating activities:
        Depreciation and amortization                                                  530,000                        72,000
        Gain on early retirement of debt                                             (140,000)                             -
        Non-cash compensation                                                           65,000                             -
        Stock registration costs                                                      (50,000)                             -
        Changes in working capital components:
           (Increase) decrease in accounts receivable                              (1,553,000)                       164,000
           (Increase) decrease in inventories                                            9,000                      (31,000)
           (Increase) decrease in prepaid expenses and
                other                                                                 (54,000)                        11,000
           (Decrease) increase in accounts payable and
                accrued expenses                                                     1,288,000                   (1,184,000)
           (Decrease) increase in unearned revenue                                   (150,000)                             -
           Decrease (increase) in other assets                                        (13,000)                             -
                                                                            ------------------           -------------------
                Net cash used in operating activities                                (885,000)                   (2,347,000)
                                                                            ------------------           -------------------

Cash Flows From Investing Activities
      Purchases of property, plant and equipment                                     (122,000)                        70,000
                                                                            ------------------           -------------------
                Net cash used in investing activities                                (122,000)                        70,000
                                                                            ------------------           -------------------

Cash Flows From Financing Activities
      Proceeds from sale of stock, net                                                       -                     1,744,000
      Proceeds from (repayments of) short-term borrowings                            1,077,000                     (552,000)
      Payments on capital lease obligations                                            (7,000)                             -
      Deferred financing costs                                                       (120,000)                             -
                                                                            ------------------           -------------------
                Net cash provided by financing activities                              950,000                     1,192,000
                                                                            ------------------           -------------------

                Decrease in cash and
                  cash equivalents                                                    (57,000)                   (1,085,000)

Cash and cash equivalents, beginning                                                    57,000                     1,145,000
                                                                            ------------------           -------------------

Cash and cash equivalents, ending                                           $                -          $             60,000
                                                                            ==================           ===================

See notes to the condensed consolidated financial statements.

                        MEMRY CORPORATION & SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note A.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended June 30, 1996 of Memry Corporation (the "Company").


Note B.  SUBSEQUENT EVENTS


On April 29, 1997 the Company's Board of Directors and on May 8, 1997 the Board of Directors and the sole stockholder (being the Company) of Wright Machine Corporation ("Wright"), the Company's subsidiary, voted in favor of ceasing operations of Wright by June 30, 1997 and conducting an orderly liquidation of the assets of Wright. On May 12, 1997, Wright entered into an agreement with Thomas Industries Auction & Liquidation Corporation ("Thomas Industries") regarding the sale of all of Wright's machinery and equipment to Thomas Industries for a purchase price of $1,100,000. A deposit of $200,000 was paid upon the execution of such agreement and the remaining $900,000 is payable upon the closing of such sale, which is scheduled for June 6, 1997. Wright's real property has also been listed for sale. The Company does not expect to incur a loss as a result of such liquidation. However, no assurances can be made as to the actual results of such liquidation. Wright will be classified as a discontinued operation in the Company's fourth quarter financial statements.

Since the end of the third quarter, the Company has been engaged in a private placement of shares of its Common Stock, pursuant to Regulation D promulgated under the Securities Act of 1933, as amended, for an aggregate offering of $500,000 of such shares (being 333,333 shares), at a price of $1.50 per share. To date the Company has closed on sales aggregating $120,000, or 80,000 shares of Common Stock. While the Company is actively pursuing the sale of the remaining shares, no assurances can be given that such shares will actually be sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results. Certain statements under this caption may constitute "forward-looking statements". See Part II "Other Information".

(a)  LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 1997, due to insufficient cash provided by operations, the Company funded operations principally from cash flow obtained through its revolving credit facility. The Company has historically satisfied its cash requirements from borrowings and sales of equity securities. At March 31, 1997, the Company's cash and cash equivalents balance was $0, down $57,000 from the start of fiscal 1997 as a result of the use of cash in the amount of $885,000 for operating activities and $122,000 for the purchases of property, plant and equipment, significantly offset by cash provided by financing activities of $950,000. The cash used in operating activities of $885,000 during the nine months ended March 31, 1997 was significantly less than that of the same period in 1996 of $2,347,000 primarily due to the acquisition in June 1996 of Raychem Corporation's nickel-titanium product line (the "Raychem Acquisition") which generated significantly reduced net losses, and higher receivables and payables. Cash provided by financing activities was $950,000 during the nine months ended March 31, 1997 compared to $1,192,000 for the comparable period in 1996. The $950,000 provided by financing activities during the nine months ended March 31, 1997 consists primarily of proceeds from the refinancing of the bank debt (see below) of $1,078,000 net of repayments, partially offset by the payment of deferred financing costs of $120,000. During the nine months ended March 31, 1996 the cash provided by financing activities of $1,192,000 consisted of net proceeds from the sale of stock of $1,744,000 offset by $552,000 of repayments on the then existing bank facility. As a result of the foregoing, at March 31, 1997 the Company had a working capital (current assets less current liabilities) deficit of $1,383,000, a $531,000 increase from the working capital deficit of $852,000 at June 30, 1996. Since the end of the third quarter, the Company has raised $120,000 through the sale of 80,000 shares of Common Stock in private placements pursuant to exemptions provided by Regulation D promulgated under the Securities Act of 1933, as amended. Such sales are part of a contemplated total sale of $500,000 of shares of Common Stock in which the Company is currently engaged. However, no assurances can be given that the additional $380,000 of shares of common stock will actually be sold.

On August 9, 1996, the Company entered into a term and revolving loan agreement with Affiliated Business Credit Corporation ("ABCC"), a commercial financing subsidiary of First Union Bank, allowing up to $2.635 million of aggregate borrowings in the form of a term loan and a revolver. The term loan is a five year $1.135 million loan, with principal payable in monthly installments of approximately $19,000. An additional $135,000 of principal is due on or before June 30, 1997. The entire unpaid balance, if not earlier demanded, is due and payable on July 31, 2001; provided, however, that ABCC has the right to accelerate the loan and require full payment upon demand. Interest on the term loan accrues at the rate of prime plus 2.25%. The revolving credit facility provides for borrowings at the lesser of $1.5 million or the sum of (a) 80% of eligible accounts receivable plus (b) the lesser of $500,000 or 25% of eligible inventory. Borrowings pursuant to the revolving loan agreement are due upon demand and bear interest, payable monthly, at prime plus 2%. As of March 31, 1997 the Company had $1,211,000 outstanding on the revolving line of credit. The loan documents contain standard covenants including restrictions on dividends and other payments and provide for security interests in substantially all of the Company's consolidated assets. At the August 9, 1996 closing, Wright's debt to Fleet Bank was repaid with a $140,000, or 16% discount.

The company expects to make capital expenditures of approximately $200,000 prior to fiscal 1997 year end. Said expenditures would be for machinery and equipment requirements at Memry West as a result of new customer orders. During the second quarter of fiscal 1997, the Company's liquidity was adversely affected by the approximately $140,000 of expenses incurred in connection with the move of the medical assemblies portion of the business purchased in the Raychem Acquisition from Menlo Park, California to the Company's headquarters in Brookfield, Connecticut (including related relocation expenses). The Company had previously expected such relocation to cost only slightly more than $100,000.

The Company has in the past grown through acquisitions (including both the Raychem Acquisition and the Company's earlier acquisition of Wright) and, as part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company's existing businesses within the Memry Segment. However, at the present time, the Company has no immediate plans for any such acquisition.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if: (i) at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding business operations relating to Wright's production of screw machine products and taper pins and the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut, excluding all banks associated with Wright; or (ii) the Company fails to keep the Registration Statement on Form S-2 that went effective on January 31, 1997 (the "Registration Statement"), covering the offer and sale by certain of the Company's shareholders (including CII) of up to 3,550,630 shares (including up to 3,041,963 shares beneficially owned by CII) of the Company's common stock, in effect for an aggregate of 120 days during any rolling twelve month period during the three years which the Company is required to maintain the effectiveness of the Registration Statement. Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all the Company's Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company. Using $2.00 per share as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $4,085,500. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to insure that its operations do not move from Connecticut in a manner that would trigger CII's put, and the Company intends to cause the Registration Statement to be maintained in a manner that would prevent CII's put from being operative.

The Company believes that the combination of its improved borrowing facility, its historical ability to raise equity capital, the liquidation of Wright, and the generation of operating profit from those portions of the Company's Memry Segment business acquired in the Raychem Acquisition will be sufficient to meet the Company's working capital requirements in the short-term (assuming both that ABCC does not demand immediate repayment of the term loan and that CII's put rights are not triggered and exercised and, as stated above, the Company intends not to cause said put rights to become exercisable). With proceeds from the orderly liquidation of Wright's assets, the Company expects to pay down debt and augment working capital. The Company is currently engaged in a private placement of shares of Common Stock at a purchase price of $1.50 per share for a maximum of $500,000 of shares of Common Stock.

The Company does not expect that there are any contingencies, other than as set forth above, which would have a material effect on the Company's financial condition, future operating results and/or liquidity.

(b)  RESULTS OF OPERATIONS

Nine Months Ended March 31, 1997 compared to nine months ended March 31, 1996
-----------------------------------------------------------------------------

Sales Overview. Overall revenues increased 225%, to $9,529,000, in the first
---------------
nine months of fiscal 1997 from $2,933,000 during the same period in fiscal 1996. Revenues relating to the Memry Segment were responsible for all of the increase.

Memry Sales. Revenues at the Memry Segment increased 936% to $8,098,000 during
------------
the nine month period ended March 31, 1997, as compared with $782,000 during the same period in fiscal 1996. The significant increase in revenues is entirely due to product sales resulting from the Raychem Acquisition. Medical material, parts and component sales were responsible for 60% of the Memry Segment revenue increase. Research and development revenues at the Memry Segment were $172,000, as compared to $334,000, in the nine month periods ended March 31, 1997 and 1996, respectively, decreasing 49%, or $162,000. This decrease was the result of reduced labor hours available to work on government contracts due to the efforts made to prepare for the medical assemblies unit which moved from California to the Connecticut location.

Wright Sales. Revenues relating to Wright Machine Corporation (the "Wright
-------------
Segment") revenues decreased 33% in the period ended March 31, 1997, from $2,149,000 to $1,430,000. The decrease in product sales is the result of a decrease in product orders.

COSTS AND EXPENSES

Manufacturing Costs Overview. Manufacturing costs increased to $6,159,000 in the
-----------------------------
nine months ended March 31, 1997, from $2,254,000 during the same nine month period in fiscal 1996. This increase of $3,905,000, or 173%, is due to the increased sales volume related to the aforementioned Raychem Acquisition. Gross margins increased to 33% for the nine month period ended March 31, 1997, from a 13% margin in the same fiscal 1996 period, due to the higher margin product sales resulting from the Raychem Acquisition.

Memry Manufacturing Costs. Memry Segment manufacturing costs increased to
--------------------------
$4,399,000 in the nine months ended March 31, 1997 from $402,000 in the comparable period in 1996, a 994% increase. The $3,997,000 increase is the result of the increased sales volume of Memry Segment products. Gross margins increased for the nine month period ending March 31, 1997 to 43%, compared with a margin of approximately 11% in the same fiscal 1996 period, due to the allocation of fixed costs to a much greater volume of sales due to the lines of business acquired in the Raychem Acquisition.

Wright Manufacturing Costs. The Wright Segment manufacturing costs decreased 5%
---------------------------
to $1,759,000 in the nine months ended 1997 from $1,848,000 in the same period in 1996. The decreased manufacturing costs are due to the decrease in related revenues. In the period, gross margins decreased from 14% to negative 23% due primarily to the reduced sales volume and an increase in direct costs. The increase in direct costs was due to a combination of product mix change (from products with higher margins to products with lower margins), along with increased labor and material costs.

Research and Development Costs. Research and development costs decreased 25%, to
-------------------------------
$229,000, in the first nine months of fiscal 1997 as compared with $306,000 in the same period of fiscal 1996. This is the result of the decrease in external research and development projects as evidenced by the 49% decrease in related revenues, offset by increased internal development costs.

General, Selling and Administrative Expense ("GS&A"). Overall GS&A increased
-----------------------------------------------------
$1,838,000, or 121%, to $3,363,000 in the nine months ended March 31, 1997, as compared to $1,525,000 during the same period of fiscal 1996. The increase is directly related to the addition of the California facility, which accounted for approximately 55% of the increase. The remaining 45% is attributable to expenses incurred by the Connecticut facility, due in large part to the Raychem Acquisition, which incurred approximately $94,000 of expenses related to the move of the medical assemblies unit to Brookfield from California, employee relocation expense of $70,000, an approximate $270,000 increase in administrative salary expense, an increase of $85,000 in travel expense, an approximate increase of 90,000 in professional fees and to the absence in the first nine months of fiscal 1997 of $116,000 of negotiated supplier discounts taken in the corresponding period of fiscal 1996.

Depreciation and Amortization Expense. Depreciation and amortization expense
--------------------------------------
increased 636%, or $458,000, primarily as a result of the patents and goodwill purchased as part of the Raychem Acquisition. In addition, the Company is amortizing over a five year period certain debt financing costs relating to the ABCC financing.

Other Income(Expense). Interest expense increased $60,000, or 39%, as a result
----------------------
of the $937,000 increase in notes payable due to the ABCC financing. The Company realized a gain through the sale of fully depreciated equipment of approximately $10,000.

Gain on Retirement of Debt. The Company, through a re-financing (as described
---------------------------
above in the liquidity and capital resources section) repaid $718,000 of principal debt, representing payment in full, to Wright's bank, Fleet Bank, on loans of $858,000. The discount of $140,000 of such debt by Fleet Bank resulted in a gain of $140,000.


NET LOSS

Overview. Net loss for the first nine months of fiscal 1997 was $817,000, as
---------
compared with a net loss of $1,379,000 for the first nine months of fiscal 1996, an improvement of $562,000. The improvement in net loss, absent the extraordinary gain on the debt retirement, would have been $422,000. The overall improvement is a result of the increase in revenues and margins resulting from the Raychem Acquisition and the discount of $140,000 given by Wright's former bank, Fleet Bank, on its principal debt. The improvement would have been greater had there not been significant increases in GS&A expenses at the Connecticut facility and a product mix change at the Wright Segment. The net loss, however, included approximately $257,000 of non-recurring expenses attributable to the acquisition of the nickel-titanium line, such as the move of the medical assemblies unit to Connecticut, which was approximately $94,000, relocation expense of $125,000 and incentive bonus expenses for various California employees of $38,000.

Memry Segment. Memry Segment's loss for the first nine months of fiscal 1997 was
--------------
$338,000, as compared with a net loss of $1,194,000 during the same fiscal 1996 period. The improvement of $856,000 results from the significantly increased revenues and margins.

Wright Segment. The Wright Segment operating loss for the first nine months of
---------------
fiscal 1997 was $620,000 as compared with $159,000 during the same nine month period in fiscal 1996. However, after the extraordinary gain on the forgiveness of $140,000 of Wright's debt, the net loss was reduced to $480,000. The $321,000 increase in net loss is directly related to the 33% reduction in revenues and an increase in direct costs.

 Three Months Ended March 31, 1997 compared to three months ended March 31, 1996
--------------------------------------------------------------------------------

Sales Overview. Overall revenues increased 354%, to $3,412,000, in the three
---------------
months ended March 31, 1997, from $752,000 during the same period in fiscal 1996. Revenues relating to the Memry Segment were responsible for all of the increase.

Memry Sales. Revenues at the Memry Segment increased 1,282%, to $2,860,000,
------------
during the three month period ended March 31, 1997 as compared with $207,000 during the same period in fiscal 1996. The significant increase in revenues is entirely due to the increase in product sales resulting from the acquisition of the nickel-titanium product line from Raychem. Medical material, parts and component sales were responsible for approximately 60% of the Memry Segment revenue increase. Research and development revenues were $33,000 as compared to $57,000, in the three month periods ended March 31, 1997 and 1996, respectively, decreasing 42%, or $24,000. This decrease continued to be the result of reduced labor hours available to work on government contracts due to the continuing involvement of research personnel in the operations of the medical assemblies unit which moved from California to Connecticut at the end of the second quarter.

Wright Sales.  Wright Segment revenues increased 2% in the period ended March
-------------
31, 1997, to $552,000 from $543,000 for the same period in fiscal 1996.

COSTS AND EXPENSES

Manufacturing Costs Overview. Manufacturing costs increased to $2,352,000 in the
-----------------------------
three months ended March 31, 1997, from $676,000 during the same three month period in fiscal 1996. This 248% increase is due to the increased sales volume related to the Raychem Acquisition. Gross margins increased during the period ended March 31, 1997 to 29%, from a 1% margin in the same fiscal 1996 period, due to the greater volume of products sold by the Memry Segment (due to the Raychem Acquisition) and its concomitant higher margins and a reduction in sales by the Wright Segment and its concomitant lower margins.

Memry Manufacturing Costs. Memry Segment manufacturing costs increased to
--------------------------
$1,695,000 from $122,000, or 1,289%, in the three month periods ended March 31, 1997 and 1996, respectively. The $1,573,000 increase is the result of the increased sales volume. Gross margins for the three month period ending March 31, 1997 were 39%, from a margin of 12% in the three month period ending March 31, 1996. The increase in margin is due to higher margin product sales as a result of the Raychem Acquisition.

Wright Manufacturing Costs. The Wright Segment manufacturing costs increased
---------------------------
19%, to $657,000 from $551,000, in the three month periods ending March 31, 1997 and 1996, respectively. The increase in manufacturing costs, in excess of the 2% increase in sales, was due to a combination of product mix change (from products with higher margins to products with lower margins) and increased labor and material costs. The gross margins decreased to a negative 19% from a negative 1% in the same three month fiscal periods ended March 31, 1997 and 1996, respectively, due primarily to the reduced sales volume and a high level of costs.

Research and Development Costs. Research and development costs decreased 11%, to
-------------------------------
$63,000, in the three month period ended March 31, 1997, as compared with $71,000 in the same period of fiscal 1996. The decrease is a result of the decrease in external research and development projects as evidenced by the related revenue decrease of 42% and the increase in internal development costs of 8%. During the three month period ended March 31, 1997, internal costs accounted for 75%, or $47,000, of the total research and development costs, as compared with 62%, or $44,000, in the same period of fiscal 1996. This increase in internal development costs arose from the continuing involvement of research personnel in the operations of the medical assemblies unit which moved from California to Connecticut at the end of the second quarter.

General, Selling and Administrative Expense ("GS&A"). Overall GS&A increased
-----------------------------------------------------
$684,000, or 126%, to $1,228,000 in the three months ended March 31, 1997, as compared to $544,000 during the same period of fiscal 1996. The increase is directly related to the addition of the California facility, which accounted for approximately 52% of the increase. The remaining 48% of the increase is related to the operations of the Connecticut facility, which incurred an approximate increase of $160,000 in salary and benefit expense, an approximate increase of $90,000 in professional fees and an approximate increase of $25,000 in travel expense during the three months ended March 31, 1997.

Depreciation and Amortization Expense. Depreciation and amortization expense
--------------------------------------
increased 633%, or $152,000, primarily as a result of the patents and goodwill purchased as part of the Raychem Acquisition. In addition, the Company is amortizing certain debt financing costs relating to the ABCC financing over a five year period.

Other Income(Expense).  Interest expense increased $28,000, or 62%, as a result
----------------------
of the $937,000 increase in notes payable.

NET LOSS

Overview. Net loss for the three months ended March 31, 1997 was $480,000, as
---------
compared with a net loss of $608,000 for the same period of fiscal 1996, an improvement of $128,000.

Memry Segment. Memry Segment's loss for the three months ended March 31, 1997
--------------
was $274,000, as compared with a net loss of $439,000 during the same fiscal 1996 period. The improvement of $165,000 results from the significantly increased revenues and margins.

Wright Segment. The Wright Segment loss for the three months ended March 31,
---------------
1997 was $208,000, as compared with a $143,000 loss during the same three month period in fiscal 1996. The increased loss of $65,000 is the result of decreased revenues and resulting negative gross margins.

PART II - OTHER INFORMATION

     The statements in this quarterly report on Form 10-QSB that are not historical fact constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company and its subsidiary to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements.

     These forward-looking statements are identified by their use of forms of such terms and phrases as "expects", "intends", "goals","estimates", "projects", "plans", "anticipates", "should", "future", "believes" and "scheduled".

     The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgement of personnel; availability of qualified personnel; labor and employee benefit costs; availability and costs of raw materials and supplies; changes in, or failure to comply with, government regulations. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and expectations of the Company will be achieved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


Exhibit
Number                   Description of Exhibit
- ------               -------------------
27             Financial Data Schedule                              *

*  Submitted herewith electronically

(b) REPORTS ON FORM 8-K

      None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                        Memry Corporation
                                        -----------

Date: May 15, 1997                         /s/ James G.Binch
      -----------------                    -------------------------------
                                        James G. Binch
                                        President, CEO, Treasurer and Chairman
                                        of the Board
                                        (Principal Executive Officer and
                                        Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number                   Description of Exhibit
- ------               ------------------

27             Financial Data Schedule                              *








*  Submitted herewith electronically