Form 10KSB
period 1997-06-30
MEMRY CORP
filed 1997-09-29
CIK 720896

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB

         (Mark One)
              [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended       June 30, 1997
                                                        -------------

             [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _________ to ______

                       Commission file number    0-14068
                                              ----------------------------

                               MEMRY CORPORATION
    -----------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                  06-1084424
----------------------------------     ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

57 Commerce Drive, Brookfield, CT                            06804
----------------------------------          -------------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number     (203) 740-7311
                          --------------------------------

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Consolidated revenues of the issuer from continuing operations for the fiscal year ended June 30, 1997 were $13,533,000.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $21,357,000 on August 1, 1997 based upon the average of the bid and asked prices on that date.

The number of shares of Common Stock outstanding as of June 30, 1997:
17,005,474.

Documents Incorporated by Reference.  Memry Corporation's 1997 Proxy Statement
-----------------------------------
to be filed with the Commission within 120 days after June 30, 1997, is incorporated by reference in Part III of this Form 10-KSB.

                 Transitional Small Business Disclosure Format
                 ---------------------------------------------


                                Yes          NO  X
                                     ----       ----

Item 1.                 DESCRIPTION OF BUSINESS

                              BUSINESS DEVELOPMENT

Memry Corporation (referred to herein as "Memry" or the "Company"), a Delaware corporation incorporated in 1981, is engaged in the business of developing, manufacturing and marketing materials, components and products utilizing the properties exhibited by shape memory alloys for surgical instruments, cellular telephone antenna, medical implants and a wide range of other industrial, medical and consumer applications. The Company conducts its operations from its two operating facilities located in Brookfield, Connecticut and Menlo
Park, California. The Company acquired its Menlo Park, California operations from Raychem Corporation ("Raychem") on June 28, 1996, as part of a transaction (the "Raychem Acquisition") in which the Company acquired certain assets comprising Raychem's nickel-titanium product line. The Company's principal executive offices are located at 57 Commerce Drive, Brookfield, Connecticut 06804, and its telephone number at such address is (203) 740-7311.

In June of 1997 the Company ceased the operations of its Wright Machine Corporation ("Wright") operating segment and commenced the orderly liquidation of Wright's assets. The closing of Wright, whose assets and income are now reported on the Company's financial statements under the caption of "Discontinued Operations," leaves the Company with only one operating segment (which segment, prior to the closing of Wright, was formerly known as the "Memry Segment").

                              SHAPE MEMORY EFFECT

Shape memory alloys ("SMAs") possess the ability to change their shape in response to thermal and mechanical changes, as well as the ability to return to their original shape following deformations from which conventional materials cannot recover. This ability results from the transformation of the crystalline structure of the SMA in reaction to thermal and mechanical changes. As a result of the crystalline structure changes, SMAs are also able to produce forces many times greater than those exhibited by conventional materials such as bi-metallic elements.

The major defining properties of SMAs with which the Company works are "super-elasticity" and "thermal shape memory." Unlike ordinary metal, certain SMAs are capable of fully recovering their shape after being deformed as much as six to eight percent, and of performing this recovery on a repeated basis. This is more than ten times the recovery ability of ordinary metals. This "super-elasticity" feature has applications for surgical instruments and devices, cellular telephone antennae, orthodontic apparatus and other devices. Thermal recovery applications typically involve instances where a device is controlled or actuated in response to a pre-determined thermal change. Examples of such uses include heat activated coupling or sealing devices, value actuation systems, and thermally-actuated mechanical systems. The majority of today's commercial applications involve the use of the materials' "super-elastic" properties.

                       THE COMPANY'S OPERATING DIVISIONS

Since the Company's June 28, 1996 acquisition of Raychem's nickel-titanium product line (referred to at times herein as the "Raychem Acquisition"), the Company has conducted its SMA business through two operating divisions. "Memry West," consisting of most of the business acquired from Raychem, manufactures semi-finished materials utilizing SMAs and, mostly through Raychem but also directly in the case of growing medical implant applications, sells such materials into various industrial, electronic, automotive and medical markets. "Memry East," which prior to the Raychem Acquisition constituted the Company's entire SMA business, engages in the manufacture and sale of finished sub-assemblies and products utilizing SMAs into the medical, industrial and consumer markets, as well as performing funded application research.

MEMRY WEST

On June 28, 1996, the Company acquired Raychem's nickel-titanium product line. This business utilized inventory, leasehold improvements, machinery and equipment and patent and other intellectual property rights to manufacture and sell SMAs primarily composed of nickel-titanium. Prior to the Raychem Acquisition, Raychem was both a supplier of nickel-titanium SMAs to the Company and a competitor in certain markets (particularly in the medical market for finished components). The acquired business differed from the SMA business of the Company, however, in that where the Company had historically specialized in the manufacture of finished products and components, Raychem specialized more in the manufacture of semi-finished materials used by original equipment manufacturers ("OEMs"). Not surprisingly, therefore, the point at which Memry and Raychem most competed was at the level of components sales to OEMs, particularly in the medical products industry. The leased facility, inventory, machinery and equipment, leasehold improvements and know-how purchased from Raychem now constitute Memry West (except that, as discussed below under "-- Memry East," Raychem's operations relating to the finishing of materials into sub-assemblies for sales to United States Surgical Corporation were relocated to Memry East in December, 1996, and are included within the discussion of Memry
East).

Memry West, located in Menlo Park, California, is engaged in the processing and manufacture of SMAs, the vast majority of which result in the sale of custom designed semi-finished materials and components used by OEMs. Memry West sells semi-finished SMAs in three basic forms: wire, strip and tube. To a lesser degree, Memry West also sells components to OEMs, including helical and strip actuators, patented locking rings for electronic connectors, medical components, cellular antennae materials, and sealing components. An "actuator" is a device that causes action or motion.

A. Sales to Raychem. In connection with the Raychem Acquisition, Memry and Raychem entered into a Private Label/Distribution Agreement pursuant to which Raychem was made Memry's exclusive distributor for the acquired product line in certain specified fields of use for an initial term of five years. Sales by the Company to certain customers, including United States Surgical Corporation (as described below in "--Memry East"), were excluded from the scope of this Agreement, as were any future sales for all medical implant and certain consumer recreational applications. Therefore, at the present time, most of Memry West's sales are made to Raychem. During the Company's fiscal year ended June 30, 1997, for example, approximately $5.47 million of Memry West's approximately $5.98 million of sales (excluding sales to United States Surgical Corporation relating to the finishing of materials into sub-assemblies prior to such operation being relocated to Memry East in December of 1996) were made to Raychem. Raychem's largest customers for the products sold to it are cellular telephone antennae manufacturers who utilize the superelasticity of SMAs for a more durable antenna. Raychem's other customers of Memry West's products include orthodontic manufacturers, who use SMA wire for braces, medical products and instrument companies, whose uses of Memry West's products include catheter and guidewires, automotive manufacturers, who use SMA actuators to control coolant systems and SMA plugs for high-pressure fuel injector sealant devices, and industrial product manufacturers who use SMAs for a variety of other uses, including electronic connectors. In addition, Raychem purchases some of Memry West's components materials for its own use. The sales to Raychem under the agreement are discounted from the ultimate resale price to OEMs in order to allow Raychem to recover its sales and marketing expenses and to realize a profit upon resale of such products to its customers (primarily OEMs). This arrangement with Raychem permits Memry West to keep its internal sales force to a minimum. As of the end of fiscal 1997, Memry West had only two sales and marketing employees.

B. Other Sales. In addition to its sales to Raychem, Memry West supplies Memry East with semi-finished materials for processing by Memry East into finished products and sub-assemblies, much as Raychem sold these materials to Memry East prior to the Raychem Acquisition. These sales include formed components used by Memry East as components for products sold to United States Surgical Corporation. These inter-company sales (including such formed components prior to the relocation of the finishing operations to Memry East) accounted for approximately $400,000 of Memry West's fiscal 1997 sales. In addition, the Company has begun the sale of semi-finished materials and components for medical implant applications, which applications are outside of the scope of Raychem's distribution rights under the Amended and Restated Private Label/Distribution Agreement, dated as of February 19, 1997 and effective as of December 20, 1996, between the Company and Raychem (the "Private Label/Distribution Agreement").

MEMRY EAST

Memry East, located in the same facility as the Company's corporate headquarters in Brookfield, Connecticut, is engaged in (i) the development and manufacture (and, in the case of proprietary products, the marketing) of finished sub-assemblies and products utilizing SMA materials, and (ii) the conduct of both funded SMA application research and customer-sponsored development projects. Memry West also undertakes the latter work.

A. Finished Assemblies and Components. Memry East manufactures and sells finished assemblies and components for OEMs and also manufactures, sells, and markets proprietary finished products. While prior to the Raychem Acquisition the Company generated more revenues from the sale of its proprietary SMA products than from the sale of semi-finished SMA materials, assemblies and components to OEMs, both the consummation of the Raychem Acquisition and the growth in sales of SMA assemblies to the medical industry have made the materials, assemblies and components business the greater portion of both the Company's sales and Memry East.

The single largest portion of Memry East's business is selling assemblies and components to United States Surgical Corporation ("USSC") and other medical industry OEMs. The primary item sold by Memry to USSC is an SMA subassembly used by USSC for endoscopic instruments. The use of superelastic SMAs allows the instruments to be constrained outside the body, inserted into the body in its constrained form through small passages, to then take a different shape while inside the body, and then to return to its constrained shape for removal. While USSC was working with Memry on a number of projects at the time of the Raychem Acquisition, the bulk of this business represents selling finished medical sub-assemblies that Raychem manufactured at a separate Menlo Park facility and sold to USSC prior to the Raychem Acquisition. This operation was relocated from Memry West to Memry East in December of 1996.

Products and devices being sold to other medical OEMs include stents, surgical clips, catheter guidance forms and other products using plastic with shape memory properties for orthoscopic procedures. All of the Company's major SMA competitors compete with the Company in this market (see "-- Competition").

In 1992 the United States Golf Association ("USGA"), professional golf's regulating body in the U.S., modified its rules to allow inserts to be used for the hitting surface of golf clubs. Prior to that time, the Company had developed an application of certain properties of SMAs for such purpose. The SMA alloy allows the energy created when a club strikes a golf ball to be absorbed, without deformation of the club's shape, to a far higher degree than other materials used in the golf club industry. In fiscal 1996 the Company began selling SMA inserts utilizing a alloy trade named ZEEMET/(TM)/ to a distributor for resale to the Nicklaus Golf Equipment Company ("Nicklaus"). Nicklaus inserted these ZEEMET/(TM)/ inserts into a new line of wedges and a putter, where they constituted the hitting surface of such clubs. While the Company had high hopes for this program, Nicklaus terminated it during fiscal 1997. Since such termination, the Company has had conversations with a number of golfing equipment manufacturers regarding their use of the ZEEMET/(TM)/ inserts, but none has yet committed to the use of ZEEMET/TM/ and there can be no assurances that any will. In addition, the golfing equipment industry is highly competitive and various manufacturers have in recent years been developing more and more technical sophistication. While the Company believes that the current SMA application has several advantages over current competing technology, there can be no assurances that it will continue to hold such advantages.

In addition to its sales of finished assemblies to OEMs, Memry East currently manufactures and markets a number of consumer and industrial products utilizing SMAs. The Company's principal proprietary products are the MEMRYSAFE/R/ line of temperature-actuated water flow reduction products. In addition, the Company manufactures and markets the ULTRAVALVE/TM/ electronic combination shower/tub mixing valve and the FIRECHEK/(R)/ line of industrial fire safety valves.

The MEMRYSAFE/R/ products provide protection from accidental scalding in showers, bathtubs and sinks by instantly restricting the flow at the point of outlet prior to the onset of a scalding condition. The Company sells this product to distributors for sales as retrofit products into the retail market, to OEMs as components and, through sales agents, to governmental authorities for installation in governmental housing. While the majority of sales of the MEMRYSAFE/R/ products are being made in North America, distribution is also underway in Canada, Australia and New Zealand. Retail prices in the U.S. range from $7.89 to $24.99. The Company is aware of only one directly competitive product in the U.S. and another in Australia. However, the primary competition for the product comes from major U.S. plumbing manufacturers who market and sell conventional thermostatic and pressure balanced mixing valves. The Company believes that alternative anti-scald products are more expensive to manufacture and install and less effective in protecting the user from burns. Nonetheless, sales to date of the Company's MEMRYSAFE/(R)/ products have fallen short of the Company's expectations, presumably due to lack of consumer awareness of the product and their price (when compared not to other types of anti-scalding valves, which cost at least as much as Memry's products, but to valves without an anti-scalding feature).

The Company has been selling the micro-processor controlled ULTRAVALVE/TM/ shower and bath valve since June of 1990. Because it combines the safety and comfort of a thermostatic mixing valve with the ease and accuracy of a computer-controlled temperature setting, the Company believes that its ULTRAVALVE/TM/ systems have clear performance advantages over the other premium competing products on the market today. In addition, the ULTRAVALVE/TM/ system incorporates the Company's patented anti-scald protection. The ULTRAVALVE/TM/ system is assembled at Memry East with certain components purchased from outside vendors. In May 1995, the Company entered into a three year agreement with American Standard, Inc., whereby American Standard became the exclusive marketer and distributor of the ULTRAVALVE/TM/ product line in the United States. The Company has retained the right to market these products outside of the United States. American Standard markets the products in the U.S. under both the American Standard and the Ideal Standard brand names. Unfortunately, sales of ULTRAVALVE/TM/ products to American Standard have fallen short of the contractually mandated minimum purchase requirements for American Standard and product sales still have not achieved a substantial volume. As the Company is not convinced that sales of ULTRAVALVE/TM/ products, even if improved, will ever be material to the Company's business, and as the Company's business focus has shifted away from plumbing products generally to medical products and industrial and leisure industry uses, the Company is looking to sell the ULTRAVALVE/TM/ product line. However, while the Company has discussed a possible sale with a small number of potential buyers, no agreement for the sale of ULTRAVALVE/TM/ yet exists.

The Company also manufactures and markets the FIRECHEK/(R)/ line of industrial fire safety valves. While sales of FIRECHEK/(R)/ have been increasing, it does not appear that this product line will be material to the Company's overall results of operation in the foreseeable future.

B. Customer Sponsored Development Projects and Funded Product Research. In addition to the manufacture and sale of commercialized components and products, Memry East is also engaged in both sponsored development projects in which the Company designs, manufactures and sells prototype components and products to customers, and funded product research.

Memry East is currently working on a number of programs to develop SMA components for OEM customer's products. The Company will accept customer-sponsored development contracts when management believes that the customer is likely to order a successfully developed component or product in sufficient quantity to justify the allocation of the engineering resources necessary. Generally under such programs, the identity of the customer is confidential; the data, inventions, patents and intellectual property rights which specifically relate to the SMA component are either owned by the customer, or, in several instances, shared between the Company and the customer; and data, inventions, patents, and intellectual property rights pertaining to the SMA technology that do not specifically relate to the customer's product are owned by the Company. The largest such project that Memry East is currently working on is the development of a shape-memory controlled micro-tab on the trailing edge of the blades of a helicopter rotor for McDonnell Douglas Helicopter Systems. Such a device, if technically and commercially proven, would permit the pilot of a helicopter to tune the attitude of each of the rotor blades from the cockpit and eliminate the need for ground mechanics presently required to perform this function. In addition, the Company has previously completed projects such as the development of a three-way line valve for a Canadian utility company intended for use in an off-peak residential electric water heater system.

Because the decision as to when a program is complete and ready for commercialization belongs to the customer, and not to the Company, the Company is not able to accurately predict if or when any products developed in this type of program will come to market. The Company has worked on these type of development projects for a number of years and, with the exception of the sales that are now being made by Memry West to Raychem for components for a proprietary sealing system for high pressure fuel injectors that were developed by Memry East and the customer in such a program, the Company has been generally disappointed with the lack of sales of commercialized products or assemblies that have arisen from these programs. The one successful development, however, led to $400,000 of component sales in fiscal 1997, and the Company believes that these sales will be greater in upcoming fiscal years.

Memry East is also involved in various customer and government sponsored research programs in which the Company gets paid not for the sale of products but for performing the research. The Company will continue to pursue funded development programs which advance the Company's knowledge of shape memory materials and/or demonstrate clear potential for commercialization. Projects undertaken by the Company in recent years include a National Institute of Health program to study the use of super-elastic titanium-based alloys as a replacement for the current nickel-based alloys used in orthodontic procedures, a United States Air Force program for the development of SMA-based reusable lock nuts, and a program with the National Aeronautical and Space Administration for the development of shroud rings in the compressor sections of small jet turbines. The largest ongoing development program is, as previously described, with McDonnell Douglas for the development of SMA actuated control surfaces on advanced helicopter blades. Research contracts with the U.S. Government are subject to termination or renegotiation by the U.S. Government pursuant to standard government procurement contract terms.

                                   SUPPLIERS

The principal raw material used by the Company is SMA alloys. The Company obtains its SMA alloys from two principal sources: Teledyne Wah Chang, of Albany, Oregon; and Special Metals Corporation of New Hartford, New York. The Company expects to be able to continue to acquire shape memory alloys in sufficient quantities for its needs from these suppliers. In addition, if the Company was for whatever reason not able to secure an adequate supply of SMA from these suppliers, the Company believes that other sources exist that would be able to supply the Company with sufficient quantities of SMA alloys.

While the Company also relies on outside suppliers for its non-SMA components of finished products, the Company does not anticipate any difficulty in continuing to obtain non-SMA raw materials and components necessary for the continuation of the Company's business.

                               MATERIAL CUSTOMERS

The Company's two largest customers, Raychem and United States Surgical Corporation, represented 47% and 30%, respectively, of the Company's total sales (excluding sales from discontinued operations) during fiscal 1997. Obviously, the loss of either such customer could have a material adverse effect on the Company. This risk, however, is lessened by the Company's relationship with these customers. The Company and Raychem are party to the Private Label/Distribution Agreement, which requires Raychem to purchase certain products and materials solely from the Company until June 30, 2001. Furthermore, while there can be no assurances that Raychem will continue to purchase products at its current rate, Raychem distributes the components its purchases from Memry to over two hundred customers.

worldwide, lessening the risk that the loss of any one customer will have a material adverse effect on Raychem's purchases from Memry. In addition, in April 1997 the Company received a two-year exclusive blanket purchase order from United States Surgical Corporation for the supply of medical instrument assemblies, commencing April 1, 1997. The estimated value of such shipments is expected to exceed $7 million over such two-year period. The sub-assembly covered by this agreement was acquired by the Company as part of the Raychem Acquisition.

                                  COMPETITION

The Company has competition on two levels: technological competition by other SMA processors, who compete with the Company mostly in the sale of semi-finished materials (i.e., mostly with Memry West) and components (i.e., with both Memry East and Memry West), and end product competitors who compete with the Company in the sale of the Company's finished products (i.e., who compete with Memry East). Technologically, there are several major U.S., Japanese and European companies engaged in the supply or use of SMAs, some of which have substantially greater resources than the Company. Within the U.S., the two major SMA alloy suppliers to both the Company and the industry as a whole are Teledyne Wahchang and Special Metals Corporation. Each of these companies has substantially greater resources than the Company and could determine that it wishes to compete with the Company in the Company's markets. Special Metals has in fact become a competitor of Memry West for semi-finished wire and strip materials. Japanese competitors include Furakawa Electric Co., Sumitomo Co., Tokin Co. and Daido, all of which produce SMAs and sell to users in Japan and internationally. The principal European competitors are AMT, a unit of the SwissMetal group of companies, and G. Rau/EuroFlex, a German company. Within North America, the Company believes that it is the largest single processor of SMAs, accounting for approximately 35% of all SMA usage. The Company believes that Johnson and Johnson, and its recently-acquired subsidiary Nitinol Devices and Components Company, are the next largest, followed by Flexmedics, SMA Applications, Inc., and Nitinol Medical Technology.

Memry East is, pursuant to a purchase order running through March 31, 1999, the exclusive supplier to United States Surgical Corporation of Memry East's single most important product line, the Endocatch subassembly. Competition with respect to Memry East's two major finished product lines and other component lines and major component lines are discussed above. See "-- Operating Divisions -- Memry East."

The Company intends to compete, and advance its position, based upon its worldwide sales and distribution alliance with Raychem Corporation, its proprietary alloy positions, and its knowledge of the processing parameters of the alloys and unique design and assembly capabilities, particularly in the medical instrument and valving fields. While price and production capability are obviously important, the Company believes that it competes mostly on technological capabilities.

                            PATENTS AND TRADEMARKS

As part of the Raychem Acquisition, the Company controls five U.S. patents, as well as a variety of foreign patents and domestic and foreign patent applications, relating primarily to the production and utilization of nickel-titanium alloys having super-elasticity and shape memory effect. While these acquired patents in no way dominate the entire field of shape memory metals, they do provide the Company with some competitive advantages in the covered uses. In addition, notwithstanding the Company's acquisition of these patents and patent applications as part of the Raychem Acquisition, under certain circumstances the Company will be required to license the acquired intellectual property back to Raychem for specified uses. For example, (i) upon the termination of the private/label distribution agreement between the Company and Raychem, Raychem will have a non-exclusive perpetual license to utilize these patents to sell products within specified fields of uses for a specified royalty, and (ii) Raychem has a non-exclusive, transferable perpetual license to utilize these patents in connection with certain intellectual property relating to the medical products market that was not acquired by the Company as part of the Raychem Acquisition. The Company believes that this latter license may have been transferred to Medtronics, Inc., a medical products manufacturer (and a customer of the Company), when Medtronics purchased this "excluded" (from the Raychem Acquisition) intellectual property from Raychem during fiscal 1997.

With respect to specific products, the Company has a patent pending for the use of SMA in the hitting surface of golf clubs. The Company owns two patents relating to the SMA scald-protection valves, the last of which expires in the year 2010. The Company also holds a variety of other patents relating to both SMA technology generally and specific products.

The Company's patent rights do not dominate the field of SMA utilization, although the patents acquired from Raychem do dominate the use of nickel-titanium alloys having a two-way shape memory effect, although not in the medical instrument and in-body applications fields. The Company does not, however, have specific patent protection for its most important present products or product components. The Company's patent rights obviously do not dominate any specific fields in which the Company sells products (medical instruments, plumbing products, etc.). The Company does believe, however, that various patents provide it with advantages in the manufacture and sale of different products, and that its know-how relating to various SMA alloys provides the Company with a competitive advantage.

While a U.S. patent is presumed valid, the presumption of validity is not conclusive, and the scope of a patent's claim coverage, even if valid, may be less than needed to secure a significant market advantage. Gaining effective market advantage through patents can require the expense, uncertainty and delay of litigation. Although the Company's technical staff is generally familiar with the SMA patent environment and has reviewed patent searches when considered relevant, the Company has not requested any legal opinion to determine whether any of its current or contemplated products would infringe any existing patents.

The Company has trademark registrations for the MEMRYSAFE/(R)/, SHOWER GARD/(R)/, SHOWER SAFE/(R)/ (and design) and FLOW GARD/(R)/ (and design) valves, as well as for the FIRECHEK/(R)/ line of industrial safety valves and for M/MEMRY/(R)/ (and design) for a variety of products. In addition, the Company has an allowed trademark registration application for ZEEMET/TM/ for metal alloys.

                            RESEARCH AND DEVELOPMENT

During fiscal 1997, the Company spent approximately $125,000 on "pure" research and development (i.e., research and development done by the Company at its own cost for purposes of developing future products). In addition, the Company spent approximately $212,000 on research and development contributing to the development of SMA components pursuant to customer and government-sponsored development arrangements. These research and development costs are borne directly by the federal government and customers of the Company, as applicable, and, for purposes of the Company's financial statements, are part of "costs of goods sold," rather than research and development. By comparison, the Company spent approximately $420,000 on funded research and development in fiscal 1996, which amount was accounted for as "costs of goods sold" and the Company spent no material amounts during fiscal 1996 on "pure" research and development. The amount of funded research and development that the Company will undertake in the future will depend upon its customer's needs, but the Company anticipates it increasing over time as the use of SMAs for various purposes increases. The Company also anticipates modest increases in the amount of "pure" research and development that it undertakes as the Company's growth continues and scientific personnel are added.

                                   EMPLOYEES

As of June 30, 1997, the Company and its subsidiary had 75 full-time and 4 part-time employees. Of the full-time employees, 10 were executive or management personnel and 17 were science and research personnel. Seven of the full-time employees and none of the part-time employees were employed by Wright in order to complete Wright's orderly liquidation. It is anticipated that all but one of Wright's remaining employees will be terminated by the end of the first quarter of the Company's 1998 Fiscal Year (which one remaining employee will be maintained as a part-time employee until the sale of Wright's real property). None of the employees is represented by collective bargaining units. The Company believes that its relationship with its employees is generally good.

In addition, as of June 30, 1997, the Company had approximately 20 "temporary" employees (i.e., employees of temporary manpower companies) working for the Company.

                            DISCONTINUED OPERATIONS

The Company's former Wright Machine Segment consisted of Wright Machine Corporation ("Wright"), a wholly-owned subsidiary of the Company with a 120-year history as a New England manufacturer of screw machine and taper pin products. Wright provided these products to OEMs in the plumbing, electrical, electronic, fire protection, valve, appliance and automotive markets through both direct sales accounts and three manufacturers' representatives. Within the overall activity of Wright, there were three basic business segments:
(i) the manufacture of threaded rings for the plumbing industry; (ii) the manufacture of predominantly brass parts on screw machines ranging in size between 1.5 inches to 2.5 inches; and (iii) the manufacture of custom and standard taper pins, most of which were made of various grades of stainless and carbon steel.

After a prolonged period of declining sales and ongoing operating losses, the Company's Board of Directors voted to cease operation at Wright, and proceed with Wright's orderly liquidation, in April, 1997. Wright proceeded to cease manufacturing operations, and sell its machinery and equipment, in June of 1997. The Company recorded a loss of $211,000 on Wright's sales and liquidation. Wright's assets have at this point been substantially liquidated, except that Wright's real property, while currently listed for sale, has not yet been sold. Wright's assets and results from operations are now shown on Memry's financial statements under the captions of "Assets of Discontinued Segment, Net" and "Discontinued Operations." See "Item 7 -- Financial Statements"

Item 2.  DESCRIPTION OF PROPERTY

The Company has a lease, which was renewed as of September 30, 1995, for a term to expire on February 1, 2001, for office and manufacturing space located at 57 Commerce Drive, Brookfield, Connecticut 06804. The premises have a floor area of approximately 24,350 square feet, of which approximately 6,500 square feet is used by the Company for general administrative, executive, and sales purposes, and approximately 17,850 square feet is used for engineering, manufacturing, research and development operations and an environmentally controlled area ("clean room"). The lease provides for an average monthly base rental of approximately $11,250.

The Company has a sub-lease, from Raychem, for a term to expire on September 30, 1998, for office and manufacturing space located at 4065 Campbell Avenue, Menlo Park, California 94025. The Company is currently in negotiations with Raychem and its landlord for a possible extension of this lease term. These premises, formerly used by Raychem, are the site of the Company's west coast operations. These premises have a floor area of approximately 28,032 square feet, which is used by the Company for manufacturing, warehousing, general administrative and research and development operations. The lease originally provided for a monthly base rental of $20,743.68, which amount was raised in April of 1997 to $21,677.15, due to an adjustment for increases in the consumer price index.

Wright owns approximately 2.9 acres of land, together with manufacturing and office facilities, located at 69 Armory Street, Worcester, Massachusetts. Three buildings have an aggregate floor area of approximately 85,000 square feet. Wright has listed this property for sale with a broker as part of its liquidation.

Management believes that the existing facilities of the Company are suitable and adequate for the Company's present needs and that additional facilities will be readily available if needed. Management also believes that the properties are adequately covered by insurance.

Item 3.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, none of which are believed to involve a claim for damages exceeding 10% of the current assets of the Company. Although it is not feasible to predict the outcome of any such proceedings, or any claims made against the Company, the Company does not anticipate that the ultimate liability, if any, will materially affect the Company's financial position, results of operation or liquidity/cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                    PART II

Item 5.   MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the OTC Bulletin Board (through which various market dealers make the market of the Company's Common Stock and trades are reported through what is commonly known as the "pink sheets") under the symbol MRMY. On June 30, 1997, there were 1,473 holders of record of the Company's Common Stock.

The following table sets forth, for the periods indicated, the quarterly high and low representative bid quotations for the Company's Common Stock as reported by the National Quotations Bureau. Quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

Fiscal year ended
     June 30                     1997                  1996
-------------------              ----                  ----
                           High       Low         High       Low
                           ----       ---         ----       ---

1st Quarter                $2.06    $1.31         $0.94     $0.53
2nd Quarter                 1.94     1.50          0.91      0.44
3rd Quarter                 1.94     1.13          1.13      0.50
4th Quarter                 1.94     1.19          2.13      0.88


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

  On July 15, 1996 and July 16, 1996, the Company issued to each of Dawn Morton, wife of William H. Morton, Jr., the Company's Senior Vice President and Chief Operating Officer, and Dominion Capital Partners, an entity as to which
W. Andrew Krusen, Jr., a director of the Company, is affiliated, warrants exercisable to purchase 18,000 shares of Common Stock (or an aggregate of 36,000 shares of Common Stock) at an exercise price of $1.50 per share. Such issuance was in consideration of a bridge loan in the amount of $100,000 from each of Dawn Morton and Dominion Capital Partners, in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). With respect to such exemption, the Company relied on representations made by each of Dawn Morton and Dominion Capital Partners regarding, among other things, their investment sophistication.

  Between April 1997 and July 1997, the Company sold an aggregate of 180,000 shares of its Common Stock in domestic sales for aggregate consideration of $270,000 as follows:


                                 Number of                     Total
                  Title of        Shares      Purchasers/      Sales
     Date        Securities        Sold       Recipients       Price
     ----        ----------     ----------    ----------     --------

April 5, 1997     Common Stock    25,000       Pediatric &    $37,500
                                               Adolescent
                                               Healthcare,
                                               P.C. Employee
                                               Pension
                                               Trust
April 14, 1997    Common Stock    25,000       Stig Host      $37,500
May 1, 1997       Common Stock    30,000       Peggyanne      $45,000
                                               Kahn
July 1, 1997      Common Stock    50,000       The Alan W.    $75,000
                                               Steinberg
                                               Limited
                                               Partnership
July 8, 1997      Common Stock    50,000       BG             $75,000
                                               Development
                                               Corp. Pension
                                               Fund

Such sales were exempt from registration pursuant to the terms of Section 4(2) and Rule 506 promulgated under the Securities Act. With respect to such exemption, the Company relied on representations made by the purchasers regarding, among other things, their accredited investor status.

In addition, on April 9, 1997 the Company issued to J. Allen Kosowsky 8,125 shares of Common Stock as payment for consulting services rendered by Mr. Kosowsky. Such issuance was made pursuant to Section 4(2) and Rule 506 under the Securities Act, based upon the Company's knowledge of Mr. Kosowsky's investment sophistication. On September 30, 1996, the Company issued to each of its four non-employee directors 10,000 shares of Common Stock, for an aggregate of 40,000 shares of Common Stock, in consideration of services rendered by such individuals as directors for the fiscal year ended June 30, 1996, and issued to these same individuals on July 14, 1997, 6,024 shares of Common Stock, for an aggregate of 24,096 shares of Common Stock, in consideration of services rendered by such individuals as directors for the fiscal year ended June 30, 1997 in reliance upon Section 4(2) under the Securities Act, based upon the Company's knowledge of such directors' investment sophistication. Finally, on December 5, 1996, the Company issued to each of James Proft, Raymond Serna and Phillipe Poncet, each of whom is an employee of the Company with Mr. Proft being Vice President and General Manager - Western Operations, 20,000 shares of Common Stock, being an aggregate of 60,000 shares, which represented the exercise by each of Messrs. Proft, Serna and Poncet of warrants to purchase Common Stock at $0.01 per share, for an aggregate purchase price of $600. Such issuance was in reliance on Section 4(2) of the Securities Act, and with respect to such exemption, the Company relied on representations made by each of Messrs. Proft, Serna and Poncet regarding, among other things, their investment sophistication.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations.

     Revenues. Revenues from continuing operations increased 916% for the fiscal year ended June 30, 1997, to $11,545,000 from $1,136,000 for the fiscal years ended June 30, 1997 and 1996, respectively. The increase of $10,409,000 is primarily due to product sales from both Memry East and Memry West resulting from the Raychem Acquisition at the end of fiscal 1996. These additional sales include sales to Raychem pursuant to the Private Label/Distribution Agreement with Raychem, additional sales to Raychem as an OEM, sales to United States Surgical Corporation of subcomponents acquired as part of the Raychem Acquisition and additional sales of SMA products for various medical applications.

     Costs and Expenses. Manufacturing costs increased from $995,000 in fiscal 1996 to $6,517,000 in fiscal 1997, an increase of $5,522,000, or 555%. This increase was entirely attributable to the 916% increase in revenues, resulting from both increased efficiencies from greater sales volume and a change in the Company's product mix away from plumbing and consumer finished products and assemblies and towards higher margin medical industry products. As a result of this, the Company's gross margins from sales increased to 44% for fiscal 1997, compared to 12% for fiscal 1996, and the Company's gross profit from sales increased by $4,887,000 or over 3000%, from $141,000 in fiscal 1996 to $5,028,000 in fiscal 1997.

     General, selling and administrative ("GSA") expenses from continuing operations increased to $5,023,000 in fiscal 1997 from $1,804,000 in fiscal 1996, an increase of $3,219,000 or 178%. The increase in GSA expenses was due to the consummation of the Raychem Acquisition at the end of fiscal 1996. While most of the increase is recurring, as a result of the greater size of the Company and its operations, approximately $400,000 of the increased GSA expenses are the result of one time charges resulting from the Raychem Acquisition and the termination of a former employee ($157,000 to relocate certain operations from Memry West to Memry East, $140,000 of employee termination costs and $100,000 of personnel relocation expenses). Depreciation and amortization expenses increased to $228,000 in fiscal 1997 from $38,000 in fiscal 1996, an increase of $190,000, or 500%. The increase in depreciation and amortization costs was due to the amortization of patents and goodwill purchased in the Raychem Acquisition at the end of fiscal 1996. Interest expenses increased from $250,000 in fiscal 1996 to $275,000 in fiscal 1997, an increase of $25,000, or 10%. This increase arose from an increase in the Company's average outstanding borrowings during fiscal 1997, largely offset by a decrease in the interest rate paid by the Company.

     Net Loss. As a result of the Company's 916% increase in revenues, along with proportionately smaller increases in manufacturing costs, SGA expenses, and interest expense, the Company achieved a net loss from continuing operations of only $260,000 during fiscal 1997, reduced by $1,653,000, or approximately 86%, from the $1,913,000 loss from continuing operations recorded in fiscal 1996. The Company had positive operating income from continuing operations of $5,000 for fiscal 1997 and, but for the approximately $400,000 of one-time GSA expenses described above, would have had a small net gain from continuing operations. The Company expects to have a net gain in fiscal 1998 as sales continue to increase.

     During the fourth quarter of fiscal 1997, the Company announced its decision to cease operations at its Wright subsidiary and to commence the liquidation of Wright's assets. All of Wright's manufacturing operations ceased on June 5, 1997, and the results of operations of Wright have therefore been presented as a discontinued operation for fiscal years 1997 and 1996. Revenues of Wright decreased from $2,538,000 in fiscal 1996 to $1,988,000 in fiscal 1997, causing Wright's net loss from operations to increase from $192,000 in fiscal 1996 to $680,000 in fiscal 1997. In addition, the Company realized an extraordinary gain of $140,000 resulting from a negotiated discount in the repayment of Wright's previous bank debt, and an extraordinary loss of $211,000 on the liquidation of Wright's business. This resulted in a net loss from discontinued operations of $751,000 in fiscal 1997 compared to $192,000 in fiscal 1996, an increase of $559,000, or 291% .

     Factoring in the loss from continuing operations, the Company had a net loss of $1,011,000 during fiscal 1997, a decrease of $1,094,000 (or approximately 52%) from fiscal 1996.

Liquidity and Capital Resources

     The Company's primary capital requirements to date have been to fund losses from operations. In addition, from time to time the Company has required capital to effect acquisitions and to fund increases in inventory for certain products necessary to allow the Company to increase sales for those products. The Company has historically satisfied its capital requirements from sales of equity securities and borrowings. During fiscal 1997, net cash used by operating activities was approximately $1.6 million, net cash provided by financing activities was approximately $800,000 and net cash provided by investing activities (which included approximately $900,000 of proceeds from the sale of property, plant and equipment in excess of purchases of property, plant and equipment) was approximately $800,000. As a result of the foregoing, the Company held cash and cash equivalents at June 30, 1997 of $25,000, down from $57,000 at the close of fiscal 1996. However, the Company had a working capital deficit (current liabilities less current assets) of only $15,000 at the close of fiscal 1997, as opposed to a working capital deficit of approximately $900,000 at the end of fiscal 1996.

     On August 9, 1996, the Company entered into a term and revolving loan agreement with Affiliated Business Credit Corporation ("ABCC"), a commercial financing subsidiary of First Union Bank, allowing up to $2.635 million of aggregate borrowings in the form of a term loan and a revolver. The term loan was a five year $1.135 million loan, with principal payable in monthly installments of approximately $19,000. Due to payments on the term loan, including a prepayment upon the sale of Wright's machinery and equipment, the unpaid balance of the term loan as of June 30, 1997 was $475,000. The entire unpaid balance, if not earlier demanded, is due and payable on July 31, 2001; provided, however, that ABCC has the right to accelerate the loan and require full payment upon demand. Interest on the term loan accrues at the rate of prime plus 2.25%. The revolving credit facility provides for borrowings at the lesser of $1.5 million or the sum of (a) 80% of eligible accounts receivable plus (b) the lesser of $500,000 or 25% of eligible inventory. Borrowings pursuant to the revolving loan agreement are due upon demand and bear interest, payable monthly, at prime plus 2%. As of June 30, 1997 the Company had $1,353,000 outstanding on the revolving line of credit. The loan documents contain standard covenants including restrictions on dividends and other payments and provide for security interests in substantially all of the Company's consolidated assets. At the August 9, 1996 closing, Wright's debt to Fleet Bank was repaid with a $140,000, or 16% discount.

     The Company has in the past grown through acquisitions (including both the Raychem Acquisition and the Company's earlier acquisition of Wright) and, as part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company's existing businesses. The Company intends to use available cash from operations, when and if available, and sales of equity to finance any such acquisitions that may be sought in the future. The Company does not currently, however, contemplate any material capital acquisitions for fiscal 1998.

     The Company intends to spend between $500,000 and $750,000 on capital expenditures during the fiscal year ending June 30, 1998, in order to handle its expected continuing increased sales volume of SMA materials. The Company expects that it will be able to pay for these expenditures out of cash flow generated from its sale of products during the current fiscal year.

     In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if: (i) at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut; or (ii) the Company fails to keep the Registration Statement on Form S-2 that went effective on January 31, 1997 (the "Registration Statement"), covering the offer and sale by certain of the Company's shareholders (including
CII) of up to 3,550,630 shares (including up to 3,041,963 shares beneficially owned by CII) of the Company's common stock, in effect for an aggregate of 120 days during any rolling twelve month period during the three years which the Company is required to maintain the effectiveness of the Registration Statement. Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all the Company's Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company. Using $2.00 per share as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $4,085,500. To the extent that the current market value of the Company's common stock exceeds $2.00 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to insure that its operations do not move from Connecticut in a manner that would trigger CII's put, and the Company intends to cause the Registration Statement to be maintained in a manner that would prevent CII's put from being operative.

     The Company believes that the combination of the almost complete elimination of its working capital deficit, its improved borrowing facility, its ability to raise equity capital in the past and what it believes will be material net profits from operations during fiscal 1998 will be sufficient to meet the Company's capital requirements during fiscal 1998 (assuming that CII's put rights are not triggered and exercised (and, as stated above, the Company intends not to cause said put rights to become exercisable)).

FORWARD-LOOKING INFORMATION
---------------------------

The statements in this Annual Report on Form 10-KSB that are not historical fact constitute "forward-looking statements." Said forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements.

These forward-looking statements are identified by their use of forms of such terms and phrases as "expects," "intends," "goals," "estimates,"

"projects," "plans," "anticipates," "should," "future," "believes," and "scheduled".

The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with, government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and expectations of the Company will be achieved.

Item 7.    FINANCIAL STATEMENTS

Index to Financial Statements
-----------------------------

INDEPENDENT AUDITOR'S REPORT                                            F-1

FINANCIAL STATEMENTS:

Consolidated Balance Sheets -                                           F-2
  As of June 30, 1997 and 1996

Consolidated Statements of Operations -                                 F-3
  For years ended June 30, 1997 and 1996

Consolidated Statements of Stockholders' Equity                         F-4
  For years ended June 30, 1997 and 1996

Consolidated Statements of Cash Flows -                                 F-5
  For years ended June 30, 1997 and 1996

Notes to Consolidated Financial Statements                              F-6

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
Memry Corporation and Subsidiary
Brookfield, Connecticut


We have audited the accompanying consolidated balance sheets of Memry Corporation and subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Memry Corporation and subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                     /s/ McGladrey & Pullen, LLP
New Haven, Connecticut
September 18, 1997


MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
June 30, 1997 and 1996
-----------------------------------------------------------------------------------------------------------------
ASSETS (Note 8)                                                                         1997            1996
                                                                                 --------------------------------
Current Assets
 Cash and cash equivalents (Note 5)                                              $       25,000   $        57,000
 Accounts receivable, less allowance for doubtful accounts of
   $29,000 in 1996                                                                    2,419,000           568,000
 Inventories (Note 3)                                                                 1,664,000         2,044,000
 Prepaid expenses and other current assets                                              369,000            63,000
 Assets of discontinued segment, net (Note 11)                                          936,000              -
                                                                                 --------------------------------
       Total current assets                                                           5,413,000         2,732,000
                                                                                 --------------------------------

Property, Plant and Equipment, at cost, net (Notes 4 and 9)                           2,765,000         3,881,000
                                                                                 --------------------------------

Other Assets
 Patents and patent rights, less accumulated amortization of $194,000
   in 1997 and $60,000 in 1996                                                        1,868,000         2,002,000
 Goodwill, less accumulated amortization of $70,000 in 1997                             974,000           989,000
 Deferred financing costs                                                               103,000            36,000
 Deposits                                                                                29,000            39,000
                                                                                 --------------------------------
                                                                                      2,974,000         3,066,000
                                                                                 --------------------------------

       Total assets                                                              $   11,152,000   $     9,679,000
                                                                                 ================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable and accrued expenses                                           $    3,144,000   $     1,733,000
 Notes payable (Note 8)                                                               2,255,000         1,698,000
 Unearned revenue                                                                          -              150,000
 Current maturities of capital lease obligations (Note 9)                                29,000             3,000
                                                                                 --------------------------------
       Total current liabilities                                                      5,428,000         3,584,000
                                                                                 --------------------------------

Capital Lease Obligations, less current maturities (Note 9)                              43,000             4,000
                                                                                 --------------------------------

Commitments and Contingencies (Notes 9 and 10)

Stockholders' Equity
 Preferred stock (Note 6)                                                                  -               36,000
 Common stock  (Note 6)                                                                 170,000           130,000
 Additional paid-in capital                                                          39,631,000        39,034,000
 Accumulated deficit                                                                (34,120,000)      (33,109,000)
                                                                                 --------------------------------
       Total stockholders' equity                                                     5,681,000         6,091,000
                                                                                 --------------------------------

       Total liabilities and stockholders' equity                                $   11,152,000   $     9,679,000
                                                                                 ================================

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 1997 and 1996
-----------------------------------------------------------------------------------------------------------

                                                                                1997              1996
                                                                         ----------------------------------
Revenues
 Product sales                                                           $    11,290,000      $     657,000
 Research and Development                                                        255,000            479,000
                                                                         ----------------------------------
                                                                              11,545,000          1,136,000
                                                                         ----------------------------------
Cost of Revenues
 Manufacturing                                                                 6,305,000            573,000
 Research and development                                                        212,000            422,000
                                                                         ----------------------------------
                                                                               6,517,000            995,000
                                                                         ----------------------------------
       Gross profit                                                            5,028,000            141,000
                                                                         ----------------------------------

Operating Expenses
 General, selling and administrative (Note 9)                                  4,795,000          1,766,000
 Depreciation and amortization                                                   228,000             38,000
                                                                         ----------------------------------
                                                                               5,023,000          1,804,000

       Operating income (loss)                                                     5,000         (1,663,000)

Other Income (Expense)
 Interest expense (Note 8)                                                      (275,000)          (250,000)
 Gain on disposition of assets                                                    10,000                -
                                                                         ----------------------------------
                                                                                (265,000)          (250,000)
                                                                         ----------------------------------
       Loss from continuing operations                                   $      (260,000)     $  (1,913,000)
                                                                         ----------------------------------

Discontinued operations (Note 11)
 Loss from operations of  discontinued segment                                  (680,000)          (192,000)
 Loss on disposal of  discontinued segment                                      (211,000)               -
 Extraordinary gain on early retirement of debt (Note 8)                         140,000                -
                                                                         ----------------------------------
                                                                                (751,000)          (192,000)
                                                                         ----------------------------------

       Net loss                                                          $    (1,011,000)     $  (2,105,000)
                                                                         ==================================

Weighted average number of common shares outstanding                          16,229,093          8,357,118
                                                                         ==================================

Net loss per common share
 Loss from continuing operations                                         $         (0.02)     $       (0.21)
 Loss from discontinued operations                                                 (0.04)             (0.04)
                                                                         ----------------------------------
       Total                                                             $         (0.06)     $       (0.25)
                                                                         ===================================

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 30, 1997 and 1996
----------------------------------------------------------------------------------------------------------------------------------

                                                  Preferred Stock             Common Stock
                                              ----------------------   --------------------------
                                                                                                     Additional
                                                Shares         Par          Shares          Par       Paid-in        Accumulated
                                                Issued        Value         Issued         Value      Capital          Deficit
                                              ------------------------------------------------------------------------------------
Balance, June 30, 1995                              193    $  19,000        8,009,997   $  80,000   $ 29,874,000   $ (31,004,000)

 Issuance of common stock                             -          -          3,363,329      33,000      4,570,000           -
 Series G preferred stock converted                (127)     (13,000)       1,269,000      13,000        -                 -
 Series G preferred stock issued                    231       23,000          -               -        1,478,000           -
 Conversion of debenture
  to Series H preferred stock                        67        7,000          285,528       3,000        753,000           -
 Conversion of debt                                -             -             50,000       1,000         49,000           -
 Issuance of warrants                              -             -            -               -        2,310,000           -
 Net loss                                          -             -            -               -          -            (2,105,000)
                                              ------------------------------------------------------------------------------------

Balance, June 30, 1996                              364    $  36,000       12,977,854   $ 130,000   $ 39,034,000   $ (33,109,000)

 Issuance of common stock                             -          -            388,620       3,000        445,000          -
 Series G preferred stock converted                (297)     (29,000)       2,971,000      30,000        -                -
 Series H preferred stock converted                 (67)      (7,000)         668,000       7,000        -                -
 Issuance of warrants                                 -          -            -               -          152,000          -
 Net loss                                             -          -            -               -          -            (1,011,000)
                                              ------------------------------------------------------------------------------------

Balance, June 30, 1997                       $        -          -         17,005,474   $ 170,000   $ 39,631,000   $ (34,120,000)
                                              ====================================================================================

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 1997 and 1996
------------------------------------------------------------------------------------------------------------------------

                                                                                                1997            1996
                                                                                         -------------------------------
Cash Flows From Operating Activities
 Net loss                                                                                  $  (1,011,000)   $ (2,105,000)
 Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization                                                                   723,000          90,000
  Gain on early retirement of debt                                                              (140,000)         -
  Gain on disposal of assets                                                                  (1,071,000)         -
  Writedown of assets of discontinued segment                                                     470,000         -
  Compensation paid by issuance of common stock                                                   229,000         -
  Change in operating assets and liabilities, net of assets acquired in business combination:
     (Increase) decrease in accounts receivable                                               (2,069,000)         123,000
     (Increase) decrease in inventories                                                          (48,000)          98,000
     (Increase) decrease in prepaid expenses and other current assets                            (96,000)           7,000
     Increase in other assets                                                                    (80,000)        (82,000)
     Increase (decrease) in accounts payable and accrued expenses                               1,622,000       (556,000)
     Decrease in unearned revenue                                                               (150,000)         -
                                                                                         --------------------------------
       Net cash used in operating activities                                                  (1,621,000)     (2,425,000)
                                                                                         --------------------------------

Cash Flows From Investing Activities
 Purchase of shape memory metals operation                                                       (56,000)     (4,022,000)
 Purchases of property, plant and equipment                                                     (202,000)        (38,000)
 Proceeds from sales of property, plant and equipment                                           1,096,000         -
                                                                                         --------------------------------
       Net cash provided by (used in) investing activities                                        838,000     (4,060,000)
                                                                                         --------------------------------

Cash Flows From Financing Activities
 Proceeds from sale of preferred stock, net                                                      -              1,502,000
 Proceeds from sale of common stock, net                                                           72,000       4,603,000
 Proceeds from notes payable                                                                    1,146,000         104,000
 Net increase in revolving loans payable                                                          972,000         -
 Principal payments on notes payable                                                          (1,421,000)       (808,000)
 Principal payments on capital lease obligations                                                 (18,000)         (4,000)
                                                                                         --------------------------------
       Net cash provided by financing activities                                                  751,000       5,397,000
                                                                                         --------------------------------

       Decrease in cash and cash equivalents                                                     (32,000)     (1,088,000)

Cash and cash equivalents, beginning of year                                                       57,000       1,145,000
                                                                                         --------------------------------

Cash and cash equivalents, end of year                                                    $        25,000   $      57,000
                                                                                         ================================

Supplemental Disclosure of Cash Flow Information
 Cash payments for interest                                                               $       257,000   $     314,000
                                                                                         ================================

Supplemental Schedule of Noncash Investing and Financing Activities
 Acquisition of shape memory metals division:
  Cash purchase price                                                                     $     -           $   4,022,000
                                                                                         ================================

  Fair value of assets acquired
    Property and equipment                                                                $     -           $   2,700,000
    Patents                                                                                     -               2,000,000
    Inventory                                                                                   -               1,293,000
    Goodwill                                                                                    -                 989,000
                                                                                         --------------------------------
                                                                                                -               6,982,000
  Less
    Warrants issued                                                                             -             (2,310,000)
    Note payable issued                                                                         -               (350,000)
    Liabilities assumed                                                                         -               (300,000)
                                                                                         --------------------------------
                                                                                          $     -           $   4,022,000
                                                                                         ================================

 Issuance of common stock in settlement of debt                                           $     -           $     813,000
                                                                                         ================================

 Capital lease obligation incurred for equipment                                          $       83,000    $    -
                                                                                         ================================

See Notes to Consolidated Financial Statements.

                       MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997 and 1996
--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business
------------------

Memry Corporation, a Delaware corporation incorporated in 1981, is engaged in the businesses of developing, manufacturing and marketing products and components utilizing the properties exhibited by shape memory alloys, and manufacturing and marketing metal parts and components machined on screw machines and smaller metal working machines. As described in Note 11, the Company ceased the operations of the metal parts and components operations on June 5, 1997. The Company's sales are primarily to customers located throughout the United States. The Company extends credit to its customers all on an unsecured basis on terms that it establishes for individual customers.

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

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1997 and 1996
--------------------------------------------------------------------------------

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

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1997 and 1996
--------------------------------------------------------------------------------


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

Reclassifications
-----------------

Certain 1996 financial statement amounts have been reclassified to conform with the 1997 financial statement presentation, primarily relating to the presentation of Wright's operations as discontinued operations. These reclassifications had no effect on the 1996 net loss.

Note 2. BUSINESS COMBINATION

On June 28, 1996, the Company purchased certain assets used in conjunction with the shape memory metals operation of Raychem Corporation ("Raychem"). Details of the transaction, which was accounted for as a purchase, are as follows:

A summary of the purchase payments in connection with the acquisition is as follows:

                Cash paid to seller at closing                 $  3,700,000
                Note payable to seller                              350,000
                1,130,000 warrants issued to seller, at $0.01     2,285,000
                1,250,000 warrants issued to seller, at $2.00        25,000
                Obligations assumed                                 300,000
                Acquisition costs                                   322,000
                                                               ------------
                                                               $  6,982,000
                                                               ============

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1997 and 1996
--------------------------------------------------------------------------------

A summary of the assets acquired in connection with the acquisition of the shape memory metals division is as follows:

                Patent rights                           $  2,000,000
                Goodwill                                     989,000
                Machinery and equipment                    2,700,000
                Inventory                                  1,293,000
                                                        ------------
                                                        $  6,982,000
                                                        ============

During the year ended June 30, 1997, as a result of certain adjustments to the purchase price, the Company paid an additional $56,000 to Raychem which was allocated to goodwill.

Unaudited pro forma consolidated results of operations for the year ended June 30, 1996, as though the division had been acquired at July 1, 1995, is as follows:

            Sales                                       $ 9,518,000
            Net income                                      122,000
            Net income per common share                 $     0.01

The above amounts reflect adjustments for amortization of goodwill, additional depreciation on revalued purchased assets, and certain production and general and administrative costs.

Additionally, concurrent with the acquisition, a private label/distribution agreement was executed between Raychem and the Company, wherein Raychem became the exclusive distributor, for an initial term of five years, for non-implant applications of products to certain customers which comprised approximately 70% of the Raychem division's fiscal 1996 revenues. Sales to Raychem under the private label/distribution agreement are discounted to allow Raychem to recover its sales and marketing expenses and to realize a profit upon resale of such products to its customers. The unaudited proforma consolidated results of operations set forth above give effect to such discount.

Note 3.  INVENTORIES

Inventories at June 30, 1997 and 1996, are summarized as follows:


                                                                    1997           1996
                                                             -------------------------------
            Raw materials and supplies                        $      398,000   $   1,370,000
            Work-in-process                                        1,478,000       1,522,000
            Finished goods                                           478,000         254,000
            Allowance for slow-moving and obsolete inventory       (690,000)     (1,102,000)
                                                             -------------------------------
                                                              $    1,664,000   $   2,044,000
                                                             ===============================

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1997 and 1996
--------------------------------------------------------------------------------

Note 4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 1997 and 1996, is summarized as follows:

                                                                  1997               1996
                                                         ------------------------------------
         Land                                            $            -        $      166,000
         Buildings and improvements                                   -               942,000
         Tooling and equipment                                   3,971,000          4,750,000
         Leasehold improvements                                    138,000            100,000
                                                         ------------------------------------
                                                                 4,109,000          5,958,000
         Less accumulated depreciation and amortization          1,344,000          2,077,000
                                                         ------------------------------------
                                                         $       2,765,000    $     3,881,000
                                                         ====================================

Note 5.  MAJOR CUSTOMERS

Financial instruments
---------------------

Product sales revenue for the year ended June 30, 1997, include sales to two major customers, each of which accounted for greater than 10% of the total sales of the Company. A summary of sales to these customers during the year ended June 30, 1997, and accounts receivable from these customers at June 30, 1997, is as follows:

                                            Accounts
         Customer          Sales           Receivable
        -------------  ----------------  -------------
         Company A     $    5,491,000    $    948,000
         Company B          3,429,000         878,000
                       ----------------  -------------
                       $    8,920,000    $  1,826,000
                       ================  =============

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1997 and 1996
--------------------------------------------------------------------------------

Note 6.  CAPITAL STOCK

Preferred stock
---------------

The Company had two series of convertible preferred stock outstanding at June 30, 1996. Both series carried voting rights. Information regarding the shares authorized, issued and outstanding, and conversion rates at June 30, 1996, is as follows:

                                          Number of Shares
                                     --------------------------
                           Preferred                Issued and     Par
                             Stock    Authorized   Outstanding    value
                           --------------------------------------------
                           Series G       800         297.10      $100
                           Series H       800          66.85      $100

During the year ended June 30, 1996, a holder of the Series G preferred stock converted 126.9 shares to 1,269,000 shares of common stock. During the year ended June 30, 1997, all preferred stock outstanding was converted to common stock.

Common stock
------------

On December 5, 1996, the Company amended its Certificate of Incorporation to increase the number of authorized shares of its common stock, par value $0.01 per share, from 25,000,000 to 30,000,000 shares, of which there are 17,005,474 and 12,977,854 shares issued and outstanding at June 30, 1997 and 1996, respectively.

On January 31, 1997, the Company filed a Registration Statement on Form S-2 covering the offer and sale by certain of the Company's stockholders of up to 3,550,650 shares of the Company's common stock.

During the year ended June 30, 1997, the Company began a private placement of its common stock for an aggregate offering of $570,000, or 380,000 shares, at a price of $1.50 per share. As of June 30, 1997, $420,000 was raised through the sale of 280,000 shares of such stock.

Also during the year ended June 30, 1997, 40,000 shares of stock at an aggregate price of $65,000 were issued to Company directors as compensation, and 8,125 shares at an aggregate price of $12,188 were issued as compensation to an outside consultant. In addition, 60,000

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1997 and 1996
--------------------------------------------------------------------------------

shares were issued at an aggregate price of $1,000 upon conversion of 60,000 warrants by certain employees.Common stock reserved for issuance at June 30, 1997, is as follows:

                                                            Number of
                                                             Shares
                                                           -----------
         For exercise of outstanding warrants                5,321,732
         For exercise of stock options                       1,100,000
                                                           -----------
                                                             6,421,732
                                                           ===========

On June 28, 1996, a convertible, subordinated debenture held by an investor in the principal amount of $763,208 was converted to 285,528 common shares and
66.85 Series H preferred shares. The investor also holds approximately 2,088,000 warrants to purchase common shares of the Company, exercisable at an average price of $0.96 per share. These warrants were originally issued in connection with the issuance of the convertible, subordinated debenture, referred to above. The agreement with the investor provides, upon the occurrence of specified events, primarily should the Company cease to maintain its principal offices within the State of Connecticut or fail to maintain a registration statement covering the resale of its securities, the investor the right to put all securities of the Company held by the investor at that time for a price equal to the greater of the then current market price per share of such securities (on an as-converted basis) or $2 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company. Using $2.00 per share as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $4,085,500. If the investor were to have the right to put its securities and were to choose to exercise that right, such an event would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to the investor. However, the Company has the ability to insure that its operations do not move from Connecticut and intends to cause its current registration statement to be maintained in a manner that would prevent the put from being operative.

Stock Option Plans
------------------

Pursuant to the Company's stock option plan, incentive stock options are granted at prices equal to or greater than the fair market value of the Company's stock at the date of grant, and are exercisable at the date of grant unless otherwise stated. In addition, non-qualified options are granted at a price determined by the Company's compensation committee, which may be less than market value, in which case an expense equal to the difference between the option price and

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1997 and 1996
--------------------------------------------------------------------------------

market value is recognized. The exercise period for both the incentive and non-qualified stock options generally cannot exceed ten years.

The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), on July 1, 1996. SFAS No. 123 established new standards for stock-based compensation plans under which employees receive shares of stock or other equity instruments, such as stock options or warrants, of the employer. This Statement established a fair value based method of expense recognition for stock-based compensation plans and encouraged, but did not require, entities to adopt that method in place of existing generally accepted accounting principles. As permitted by SFAS No. 123, for options granted where the exercise price at date of grant is equal to or exceeds the fair market value of the Company's stock, the Company has elected to continue under existing generally accepted accounting principles and to account for the options granted under APB Opinion No. 25, and accordingly, no compensation cost has been recognized in the statements of operations for grants under the option plan. Had compensation cost for the stock option plan been recognized based on the grant date fair values of awards, the method described in SFAS No. 123, the reported net loss would have been increased to the pro forma amounts shown below:

                                        1997                1996
                                   -----------------------------------
              Net loss:
                As reported        $   (1,011,000)     $   (2,105,000)
                                   ===================================

                Pro forma          $   (1,355,000)     $   (2,242,000)
                                   ===================================

              Earnings per share:
                As reported        $        (0.06)     $        (0.25)
                                   ===================================

                Pro forma          $        (0.08)     $        (0.27)
                                   ===================================

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1997 and 1996
--------------------------------------------------------------------------------

The fair value of each grant, used to determine the proforma net loss above, is estimated at the grant date using the fair value option-pricing model with the following weighted average assumptions for grants awarded during the years ended June 30, 1997 and 1996, respectively:

                                                         1997     1996
                                                      -----------------
         Dividend rate                                    -       -
         Risk free interest rate                        6.19%    6.27%
         Weighted average expected lives, in years      5.75     6.25
         Price volatility                              30.0%    30.0%


A summary of the status of the Company's stock option plan at June 30, 1997 and 1996, and changes during the years ended on those dates, is as follows:

                                                                            Weighted
                                                                            Average
                                             Shares       Options           Exercise
                                            Reserved     Outstanding         Price
                                          --------------------------------------------
         Balance, June 30, 1995                600,000        436,500    $        3.47
           Canceled                                  -      (436,500)    $        3.47
           Granted                                   -        492,500    $        1.35
           Exercised                                 -              -                -
                                          --------------------------------------------

         Balance, June 30, 1996                600,000        492,500    $        1.35
           Canceled                                  -       (57,500)    $        1.50
           Granted                                   -        462,000    $        1.75
           Exercised                                 -              -                -
                                          --------------------------------------------

         Balance, June 30, 1997              1,100,000        897,000    $        1.54
                                          ============================================

At June 30, 1997 and 1996, 693,000 and 223,500 of the outstanding options were exercisable, respectively. The weighted-average grant-date fair value per option of options granted during the years ended June 30, 1997 and 1996 were $ .74 and $ .28, respectively.

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1997 and 1996
--------------------------------------------------------------------------------

A further summary of options outstanding at June 30, 1997, is as follows:


                                 Options Outstanding                 Options Exercisable
                    -------------------------------------------  ---------------------------
                                      Weighted-
                                       Average        Weighted-                   Weighted-
                                      Remaining        Average                     Average
Range of Exercise      Number        Contractual      Exercise       Number       Exercise
      Prices         Outstanding   Life (In Years)     Price       Exercisable      Price
---------------------------------------------------------------  ---------------------------
  $.90 to $1.87        897,000           8.8           $1.54         701,000       $1.64


Warrants
--------

The Company has also issued stock warrants to employees and other parties. The compensation cost charged to operations for warrants granted to employees was $152,000 during the year ended June 30, 1997.

The following table summarizes warrants outstanding at June 30, 1997 and 1996, and the changes in warrants during the years then ended:

                                                                                    Weighted-
                                                                                     Average
                                                        Shares       Number of       Exercise
                                                       Reserved       Shares           Price
                                                     -------------------------------------------
               Balance, June 30, 1995                   6,088,891     6,088,891         $2.31
                 Adjustment for reverse stock split         -        (3,085,704)        $1.40
                 Canceled                                   -         2,586,181         $1.05
                 Granted                                    -             -                 -
                 Exercised                                  -             -                 -
                                                     -------------------------------------------

               Balance, June 30, 1996                   5,709,368     5,589,368         $1.77
                 Canceled                                   -          (365,036)        $7.39
                 Granted                                    -            97,400         $ .40
                 Exercised                                  -           (60,000)        $ .01
                                                     -------------------------------------------

               Balance, June 30, 1997                   5,321,732     5,321,732         $1.37
                                                     ===========================================

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1997 and 1996
--------------------------------------------------------------------------------

A further summary of warrants outstanding at June 30, 1997, is as follows:

                                   Warrants Outstanding               Warrants Exercisable
                    ----------------------------------------------  ---------------------------
                                        Weighted-
                                         Average        Weighted-                   Weighted-
                                        Remaining        Average                     Average
Range of Exercise       Number         Contractual      Exercise       Number       Exercise
     Prices           Outstanding    Life (In Years)      Price      Exercisable      Price
------------------------------------------------------------------  ---------------------------
 $ .01 to $5.00       5,321,732           4.11           $1.37       5,261,732       $1.38


Note 7.  INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance of $13.5 million has been recognized at June 30, 1997 and 1996, to reflect the estimated amount of operating loss carryforwards and temporary differences which may not be realized. The approximate effect of carryforwards and temporary differences that give rise to deferred tax assets and liabilities at June 30, 1997 and 1996, are as follows:

                                                            1997                     1996
                                                       ----------------------------------------
       Deferred tax assets:
         Allowance for doubtful accounts                $     13,000            $       12,000
         Inventory reserves                                   89,000                   172,000
         Capitalization of inventory costs                    29,000                    31,000
         Vacation accruals                                    41,000                    41,000
         Depreciation and amortization                      (330,000)                  (13,000)
         Research and development credit carryforwards       160,000                   160,000
         Net operating loss carryforwards                 13,500,000                13,100,000
                                                       ----------------------------------------
                Total deferred tax assets                 13,502,000                13,503,000
         Valuation allowance                             (13,502,000)              (13,503,000)
                                                       ----------------------------------------
                Net deferred tax assets                 $          -            $            -
                                                       ========================================

At June 30, 1997, the Company has net operating loss carryforwards for income tax purposes of approximately $34 million, which expire beginning in 1998. In addition, the Company has tax credit carryforwards available to offset future taxable income aggregating approximately $160,000 which expire in various amounts from 1998 through 2008. As a result of numerous equity transactions, the net operating loss carryforwards and the unused tax credits may be significantly limited as to ultimate amounts of these tax attributes which may be utilized and the periods for which they will apply.

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1997 and 1996
--------------------------------------------------------------------------------

Note 8.  NOTES PAYABLE

Notes payable consist of the following at June 30, 1997 and 1996:

                                                                            1997                 1996
                                                                   -------------------------------------
      Revolving loan payable to bank, repaid in full,
        August 1996.                                               $               -    $        381,000

      Term note payable to bank, repaid in full,
        August 1996.                                                               -              83,000

      Mortgage note payable to bank, repaid in full
        August 1996.                                                               -             471,000

      Unsecured note payable to Raychem Corporation,
        repaid in full, August 1996.                                               -             350,000

      Revolving loan payable to a bank pursuant to
        August 9, 1996 credit facility, due upon demand,
        interest payable monthly at the prime rate plus
        2% (10.5% at June 30, 1997).                                       1,353,000                   -

      Term note payable to a bank pursuant to
        August 9, 1996 credit facility, due in monthly
        installments of $19,000, plus interest at the prime
        rate plus 2.25% (10.75% at June 30, 1997), also
        due on demand                                                        475,000                   -

      Unsecured notes payable to a company affiliated with a
        stockholder, interest payable at 6%, due on demand.                  364,000             344,000

      Unsecured note payable to officer/stockholder, interest
        payable at 12%, due on demand.                                        60,000              60,000

      Unsecured notes payable to a company affiliated with a
        stockholder, interest at prime plus 4%, payable on                     3,000               9,000
        demand.                                                           -------------------------------------

                                                                   $       2,255,000    $      1,698,000
                                                                   =====================================

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1997 and 1996
--------------------------------------------------------------------------------


At June 30, 1996, the Company was in default with respect to its revolving loan, term note and mortgage note. Accordingly, at June 30, 1996, the term and mortgage loans were classified as current obligations in the accompanying consolidated balance sheet. On August 9, 1996, the Company entered into a new credit facility with a different lender, at which time, all amounts under the prior facility were repaid, except for $140,000 which was forgiven by the lender. The $140,000 forgiveness of debt is recognized as an extraordinary item within discontinued operations in the consolidated statement of operations.

The credit facility entered into on August 9, 1996, provides both a revolving and term loan. The revolving loan provides for borrowings up to the lesser of $1,500,000 or the sum of a) 80% of eligible accounts receivable and b) the lesser of $500,000 or 25% of eligible inventory. These loans are cross-collateralized by substantially all the assets of the Company and the personal guarantee of the Company's president.

In addition, the credit facility contains various restrictive covenants including limitations on additional debt, the payment of dividends, management and ownership changes, and capital expenditures, all of which were complied with at June 30, 1997.

Note 9.  LEASES

The Company leases various equipment under noncancelable leases. These leases have been recorded as capital leases and are included in the accompanying consolidated balance sheets under the caption "Property, Plant and Equipment". The Company also leases its Connecticut and California warehouse and office facilities under operating leases. The lease on the Connecticut facility expires in February 2001 and the lease on the California facility expires in September 1998.

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1997 and 1996
--------------------------------------------------------------------------------

Future minimum lease payments under capital leases and significant noncancelable operating leases, with remaining terms of one year or more, are as follows at June 30, 1997:

                                                                     Capital       Operating
                                                                     Leases         Leases
                                                                  -------------  ------------
      1998                                                         $    36,000    $   395,000
      1999                                                              32,000        200,000
      2000                                                              15,000        135,000
      2001                                                               -             79,000
                                                                  -------------  ------------
                                                                        83,000    $   809,000
                                                                                 ============
      Less amount representing interest                                 11,000
                                                                  -------------
      Present value of future minimum lease payments                    72,000
      Less current maturities                                           29,000
                                                                  -------------
                                                                   $    43,000
                                                                  =============


Rent expense under operating leases for the years ended June 30, 1997 and 1996 approximated $392,000 and $130,000, respectively.

Note 10.  CONTINGENCIES

401(K) Plan
-----------

The Company maintains defined contribution plans (401K) which cover substantially all of its employees. Contributions are based on specific percentages of employee voluntary contributions. Employees vest immediately. During the year ended June 30, 1997, $36,000 of expenses were recognized relating to these plans. There were no expenses recognized for these plans during the year ended June 30, 1996 as no employees were participating.

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1997 and 1996
--------------------------------------------------------------------------------

Litigation
----------

There are various lawsuits and claims, arising in the ordinary course of business, pending against the Company. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the company.


Note 11.  DISCONTINUED OPERATIONS

On May 8, 1997, the Company decided to discontinue the operations of Wright, and on June 5, 1997, the Company ceased the operations of Wright. As of June 30, 1997, the Company had sold substantially all of the machinery and equipment of Wright, and expects to complete the disposal of Wright through the liquidation of its remaining assets within one year. The estimated loss on disposal is as follows:

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1997 and 1996
--------------------------------------------------------------------------------

          Gain from sales and writedown of assets, net                 $      456,000
          Operating losses from measurement date to June 30, 1997            (366,000)
          Estimated operating losses from July 1, 1997 to completion
            of disposal                                                      (301,000)
                                                                       ---------------
                                                                        $    (211,000)
                                                                       ===============

Sales of Wright were $1,988,000 and $2,538,000 for the years ended June 30, 1997 and 1996, respectively.

At June 30, 1997, the assets and liabilities of Wright consisted of the following:

       Assets
         Accounts receivable                           $     236,000
         Inventories                                         539,000
         Property and equipment                              879,000
         Other assets                                         72,000
         Less adjustment for write-down to
           estimated realizable value                       (579,000)
                                                      ---------------
                                                           1,147,000
                                                      ---------------
       Liabilities
         Estimated losses from disposal of segment           211,000
                                                      ---------------
       Net assets of Wright                            $     936,000
                                                      ===============

The foregoing net assets have been classified as current at June 30, 1997, since the disposal of the assets is expected to be completed within one year.

Discontinued operations include management's best estimate of the amounts expected to be realized on the disposal of its remaining assets. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

Note 12.  EMERGING ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement of Financial Accounting No. 128, "Earnings Per Share," ("SFAS No. 128") which becomes effective for the Company's year ending June 30, 1998. SFAS No. 128 establishes standards for computing and presenting earnings per share, and requires restatement of all prior period earnings per share data presented. The Company does not anticipate that the adoption of this standard will have a significant impact on earnings per share presented in the financial statements.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1-Election of Directors," "-Executive Officers of the Company" and "-Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 1997.

Item 10.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1-Election of Directors -Compensation of Directors" and "-Executive Compensation" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 1997.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 1997.

Item 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the section entitled "Proposal No. 1-Election of Directors-Certain Relationships and Transactions" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 1997.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits

        The Exhibits listed in the Index to Exhibits following the Signature Page herein are filed as part of this Annual Report on Form 10-KSB.

  (b)   Reports on Form 8-K

        The Company filed a Form 8-K on May 5, 1997 with respect to disclosure regarding "Item 5. Other Events," to file the

        Company's April 16, 1997 press release regarding the Company's receipt of a two-year exclusive blanket purchase order from United States Surgical Corporation for the supply of medical instrument assemblies, commencing April 1, 1997. A Form 8-K was also filed on June 25, 1997 with respect to disclosure regarding "Item 2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements and Exhibits," disclosing the execution of a Purchase Agreement between Wright and Thomas Industries Auction and Liquidation Corporation regarding the sale of substantially all of the machinery and equipment of Wright. In addition, on July 10, 1997 a Form 8-K was filed with respect to disclosure regarding "Item 9. Sales of Equity Securities pursuant to Regulation S," disclosing the sale of 200,000 shares of the Company's Common Stock to Dominion Financial Group International LDC pursuant to the terms of Regulation S promulgated under the Securities Act of 1933, as amended.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MEMRY CORPORATION


Date:  September 29, 1997                   By:/s/James G. Binch
     ---------------------                     --------------------------------
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


Signature                              Title                    Date
---------                              -----                    ----

/s/James G. Binch           President, CEO, Treasurer      September 29, 1997
-----------------------     and Chairman of the Board
James G. Binch              (Principal Executive Officer
                            and Principal Financial
                            Officer)

/s/Nicholas J. Grant        Director                       September 29, 1997
-----------------------
Nicholas J. Grant

/s/Jack Halperin            Director                       September 29, 1997
-----------------------
Jack Halperin

/s/W. Andrew Krusen, Jr.    Director                       September 29, 1997
------------------------
W. Andrew Krusen, Jr.

/s/John A. Morgan           Director                       September 29, 1997
-----------------------
John A. Morgan

                                 Exhibit Index


Exhibit
Number     Description of Exhibit
------     ----------------------


 3.1       Certificate of Incorporation of the Company, as amended  (11)

 3.2       By-Laws of the Company, as amended                       (10)

10.1       Lease Agreement, dated January 24, 1991,                  (1)
           between the Company and Brookfield Commerce, relating to 57 Commerce Drive, Brookfield, CT

10.2       Warrant Issued to Connecticut Innovations,                (2)
           Inc. ("CII") as of March 1, 1992

10.3       Employment Agreement, dated September 24,                 (3)
           1993, between the Company and James G. Binch

10.4       Agreement, dated January 25, 1993, between                (3)
           the Company and Sciatec, Inc.

10.5       SBIR Contract dated December 9, 1993 between              (4)
           the Company and NASA

10.6       Employee Non-Disclosure Agreement, dated as of            (4)
           October 18, 1994, between the Company and
           James G. Binch

Exhibit
Number     Description of Exhibit
------     ----------------------

10.7       Convertible Subordinated Debenture Purchase Agreement,   (8)
           dated as of December 22, 1994, between the Company and CII

10.8       Escrow Agreement, dated as of December 22, 1994, among   (8)
           the Company, CII and Finn Dixon & Herling as escrow agent

10.9       Form of Securities Purchase Agreement relating to sales   (5)
           of Series G Preferred Stock of the Company

10.10      First Amendment to Convertible Subordinated Debenture     (5)
           Purchase Agreement, dated October 11, 1995, between the Company and CII

10.11      First Addendum to Convertible Subordinated Debenture,     (5)
           dated October 11, 1995, made by the Company and agreed to by CII

10.12      First Addendum to Stock Subscription Warrant (re:         (5)
           Warrant No. 94-4), dated October 11, 1995, made by the
           Company and agreed to by CII

10.13      First Addendum to Stock Subscription Warrant (re:         (5)
           Warrant No. 94-5), dated October 11, 1995, made by the
           Company and agreed to by CII

10.14      First Addendum to Stock Subscription Warrant (re:         (5)
           Warrant No. 94-6), dated October 11, 1995, made by the
           Company and agreed to by CII

10.15      Amendment to Escrow Agreement, dated October 11, 1995,    (5)
           among the Company, CII and Finn Dixon & Herling as escrow agent

10.16      Employment Agreement, dated as of November 7, 1995,       (6)
           between the Company and William H. Morton, Jr.

10.17      Second Amendment to Convertible Subordinated Debenture    (8)
           Purchase Agreement, dated as of June 28, 1996, between the Company and CII

10.18      Second Amendment to Escrow Agreement, dated as of         (8)
           June 28, 1996, among the Company, CII and Finn
           Dixon & Herling as escrow agent

Exhibit
Number     Description of Exhibit
------     ----------------------

10.19      Amended and Restated Class I Warrant Certificate            (8)
           (Warrant Certificate No. 94-4A) issued by the
           Company to CII

10.20      Amended and Restated Class II Warrant Certificate           (8)
           (Warrant Certificate No. 94-5A) issued by the
           Company to CII

10.21      Second Addendum to Class III Warrants issued by the         (8)
           Company to CII

10.22      Sublease, dated as of June 28, 1996, between the Company    (7)
           and Raychem Corporation

10.23      Warrant Certificate exercisable for 1,130,000 shares of     (7)
           Common Stock, dated June 28, 1996, issued by the Company to Raychem Corporation,

10.24      Warrant Certificate exercisable for 1,250,000 shares of     (7)
           Common Stock, dated June 28, 1996, issued by the Company to Raychem Corporation,

10.25      Finders Fee Agreement, dated as of June 28, 1996, between   (7)
           the Company and Raychem Corporation,

10.26      Amended and Restated Asset Purchase Agreement               (7)
           between the Company and Raychem Corporation, dated May 10, 1996.

10.27      Letter Agreement, dated June 20, 1996, between              (7)
           the Company and Raychem Corporation.

10.28      Amendment No. 1 to Amended and Restated Purchase            (7)
           Agreement between the Company and Raychem
           Corporation, dated June 28, 1996.

10.29      Amendment No.2 to Amended and Restated Purchase Agreement   (8)
           between the Company and Raychem Corporation, dated
           August 11, 1996.

10.30      Amendment to Lease Agreement between the Company and        (8)
           Brookfield Commerce relating to 57 Commerce Drive,
           Brookfield, CT.

10.31      Warrant Cert. No. 96-4, dated as of July 16, 1996,          (8)
           issued to Dominion Capital Partners

10.32      Warrant Cert. No. 96-5, dated as of July 15, 1996,          (8)
           issued to Dawn M. Morton

Exhibit
Number     Description of Exhibit
------     ----------------------

10.33      Form of Securities Purchase Agreement relating to                (8)
           sales of Common Stock at $2.00 per share on June 28, 1996

10.34      Commercial Revolving Loan, Term Loan and Security                (8)
           Agreement, dated August 9, 1996, among the Company,
           Wright Machine Corporation and Affiliated Business
           Credit Corporation

10.35      Mortgage and Security Agreement dated as of August 9, 1996,      (8)
           from Wright Machine Corporation and Affiliated Business
           Credit Corporation

10.36      Letter Agreement, dated June 26, 1996, between the               (8)
           Company and James Proft

10.37      Letter Agreement, dated as of May 29, 1996, between Memry        (8)
           Corporation and Dominion Capital Partners re: stock issuance

10.38      Securities Purchase Agreement, dated as of December 9,           (8)
           1994, between Memry Corporation and Dominion Partners

10.39      Employee Agreement on Inventions and Patents, between            (8)
           the Company and James G. Binch

10.40      Memry Corporation Stock Option Plan, as amended                  (9)

10.41      Form of Nontransferable Incentive Stock Option Agreement         (9)

10.42      Form of Nontransferable Non-Qualified Stock Option               (9)
           Agreement

10.43      Warrant Certificate No. 96-7(A), dated as of January ___,       (11)
           1997, issued to James Proft

10.44      Purchase Agreement, dated as of May 12, 1997, between           (10)
           Wright and Thomas Industries Auction & Liquidation
           Corporation

10.45      Amended and Restated Tinel-Lock Supply Agreement,               (11)
           dated as of February 19, 1997, and effective as of December 20, 1996, between the Company and Raychem
           Corporation

10.46      Amended and Restated Private Label/Distribution                 (11)
           Agreement, dated as of February 19, 1997, and effective as of December 20, 1996, between the Company and Raychem Corporation*

Exhibit
Number     Description of Exhibit
------     ----------------------

10.47      Amendment No. 3 to Amended and Restated Purchase Agreement      (11)
           and Amendment No. 1 to Transitional Services Agreement between the Company and Raychem Corporation, dated as of February 19, 1997 and effective as of December 20, 1996

10.48      Agreement, dated as of June 5, 1997, between the Company        (11)
           and Wendy M. Gavaghan

10.49      Securities Purchase Agreement, dated as of June 26, 1997,       (11)
           between the Company and Dominion Financial Group
           International LDC

11         Statement re: Computation of Per Share Earnings                  (5)

21.1       Information regarding Wright Machine Corporation                (13)

27         Financial Data Schedule                                         (11)

-----------

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1991.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995.

(7) Incorporated by reference to the Company's Current Report on Form 8-K filed July 15, 1996.

(8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, as amended.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal year ended December 31, 1996.

(10) Incorporated by reference to the Company's Current Report on Form 8-K filed June 25, 1997.

(11) Submitted herewith.


* Subject to a confidential treatment request.