Form 10KSB/A
period 1997-06-30
MEMRY CORP
filed 1997-10-28
CIK 720896

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

Documents Incorporated by Reference.  None.
-----------------------------------

                 Transitional Small Business Disclosure Format
                 ---------------------------------------------


                                Yes          NO  X
                                     ----       ----

     This amendment to the Annual Report on Form 10-KSB of Memry Corporation (the "Company") for the fiscal year ended June 30, 1997 (the "Original Form 10-KSB") amends and modifies the Original Form 10-KSB as follows:

(1) The cover page is amended to indicate that no documents are incorporated by reference in the Original Form 10-KSB, as amended hereby.

(2) The sixth sentence of the second paragraph under the heading "Shape Memory Effect" and the seventh sentence under the heading "The Company's Operating Divisions - Memry West - Sales to Raychem" under "Item 1. Description of Business" are amended to correct typographical errors.

(3)  "Item 7.  Financial Statements" is amended as follows:

     (a) The Company's Consolidated Statements of Stockholders' Equity are amended to add a new line item captioned "Direct stock offering costs."

     (b) The table set forth under "Note 2. Business Combination" regarding unaudited pro forma consolidated results of operations for the year ended June 30, 1996 is amended to correct a typographical error.

     (c)  "Note 5. Major Customers" is amended to correct a typographical error.

     (d) The second paragraph under the heading "Common Stock" under "Note 6. Capital Stock" is amended to add a sentence regarding the offering of up to 3,550,650 shares of Common Stock.

     (e) The tables regarding the status of the Company's stock option plan at June 30, 1997 and 1996 and the table regarding a further summary of options outstanding at June 30, 1997, along with related text, under the heading "Stock Option Plans" under "Note 6. Capital Stock" are amended to correct information regarding the number of options canceled, granted and exercisable.

     (f) The table summarizing warrants outstanding at June 30, 1997 and 1996 under the heading "Warrants" under "Note 6. Capital Stock" is amended to correct a typographical error as well as to correct the number of warrants canceled and granted since June 30, 1996.

     (g) The first sentence of the second paragraph under "Note 7. Income Taxes" is amended to modify the disclosure regarding net operating loss carryforwards for income tax purposes.

     (h) The table under "Note 8. Notes Payable" is amended to correct a typographical error.

     (i) The last sentence under the heading "Litigation" under "Note 10. Contingencies" is amended to correct a typographical error.

     (j) The first sentence of "Note 11. Discontinued Operations" is amended to indicate that the Company's decision to discontinue operations of Wright occurred in April 1997.

(4) "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" is amended to include such disclosure, rather than to incorporate by reference to the Company's Definitive Proxy Statement.

(5) "Item 10. Executive Compensation" is amended to include such disclosure, rather than to incorporate by reference to the Company's Definitive Proxy Statement.

(6) "Item 11. Security Ownership of Certain Beneficial Owners and Management" is amended to include such disclosure, rather than to incorporate by reference to the Company's Definitive Proxy Statement.

(7) "Item 12. Certain Relationships and Related Transactions" is amended to include such disclosure, rather than to incorporate by reference to the Company's Definitive Proxy Statement.

(8)  The Exhibit Index is amended to correct certain typographical errors.

(9) Exhibit 10.46 is re-filed, with certain portions being subject to a confidential treatment request, to make a correction to Exhibit G thereto in response to a comment from the Securities and Exchange Commission.

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

The major defining properties of SMAs with which the Company works are "super-elasticity" and "thermal shape memory." Unlike ordinary metal, certain SMAs are capable of fully recovering their shape after being deformed as much as six to eight percent, and of performing this recovery on a repeated basis. This is more than ten times the recovery ability of ordinary metals. This "super-elasticity" feature has applications for surgical instruments and devices, cellular telephone antennae, orthodontic apparatus and other devices. Thermal recovery applications typically involve instances where a device is controlled or actuated in response to a pre-determined thermal change. Examples of such uses include heat activated coupling or sealing devices, valve actuation systems, and thermally-actuated mechanical systems. The majority of today's commercial applications involve the use of the materials' "super-elastic" properties.

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

A. Sales to Raychem. In connection with the Raychem Acquisition, Memry and Raychem entered into a Private Label/Distribution Agreement pursuant to which Raychem was made Memry's exclusive distributor for the acquired product line in certain specified fields of use for an initial term of five years. Sales by the Company to certain customers, including United States Surgical Corporation (as described below in "--Memry East"), were excluded from the scope of this Agreement, as were any future sales for all medical implant and certain consumer recreational applications. Therefore, at the present time, most of Memry West's sales are made to Raychem. During the Company's fiscal year ended June 30, 1997, for example, approximately $5.47 million of Memry West's approximately $5.98 million of sales (excluding sales to United States Surgical Corporation relating to the finishing of materials into sub-assemblies prior to such operation being relocated to Memry East in December of 1996) were made to Raychem. Raychem's largest customers for the products sold to it are cellular telephone antennae manufacturers who utilize the superelasticity of SMAs for a more durable antenna. Raychem's other customers of Memry West's products include orthodontic manufacturers, who use SMA wire for braces, medical products and instrument companies, whose uses of Memry West's products include catheter and guidewires, automotive manufacturers, who use SMA actuators to control coolant systems and SMA plugs for high-pressure fuel injector sealant devices, and industrial product manufacturers who use SMAs for a variety of other uses, including electronic connectors. In addition, Raychem purchases some of Memry West's components for its own use. The sales to Raychem under the agreement are discounted from the ultimate resale price to OEMs in order to allow Raychem to recover its sales and marketing expenses and to realize a profit upon resale of such products to its customers (primarily OEMs). This arrangement with Raychem permits Memry West to keep its internal sales force to a minimum. As of the end of fiscal 1997, Memry West had only two sales and marketing employees.

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
                                                                         ===================================

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 30, 1997 and 1996
----------------------------------------------------------------------------------------------------------------------------------

                                                  Preferred Stock             Common Stock
                                              ----------------------   --------------------------
                                                                                                     Additional
                                                Shares         Par          Shares          Par       Paid-in        Accumulated
                                                Issued        Value         Issued         Value      Capital          Deficit
                                              ------------------------------------------------------------------------------------
Balance, June 30, 1995                              193    $  19,000        8,009,997   $  80,000   $ 29,874,000   $ (31,004,000)

 Issuance of common stock                             -          -          3,363,329      33,000      4,570,000           -
 Series G preferred stock converted                (127)     (13,000)       1,269,000      13,000        -                 -
 Series G preferred stock issued                    231       23,000          -               -        1,478,000           -
 Conversion of debenture
  to Series H preferred stock                        67        7,000          285,528       3,000        753,000           -
 Conversion of debt                                -             -             50,000       1,000         49,000           -
 Issuance of warrants                              -             -            -               -        2,310,000           -
 Net loss                                          -             -            -               -          -            (2,105,000)
                                              ------------------------------------------------------------------------------------

Balance, June 30, 1996                              364    $  36,000       12,977,854   $ 130,000   $ 39,034,000   $ (33,109,000)

 Issuance of common stock                             -          -            388,620       3,000        495,000          -
 Series G preferred stock converted                (297)     (29,000)       2,971,000      30,000        -                -
 Series H preferred stock converted                 (67)      (7,000)         668,000       7,000        -                -
 Issuance of warrants                                 -          -            -               -          152,000          -
 Direct stock offering costs                          -          -            -               -          (50,000)         -
 Net loss                                             -          -            -               -          -            (1,011,000)
                                              ------------------------------------------------------------------------------------

Balance, June 30, 1997                       $        -          -         17,005,474   $ 170,000   $ 39,631,000   $ (34,120,000)
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

Unaudited pro forma consolidated results of operations for the year ended June 30, 1996, as though the division had been acquired at July 1, 1995, is as follows:

            Sales                                       $ 9,518,000
            Net income                                  $   122,000
            Net income per common share                 $     0.01

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

On January 31, 1997, the Company filed a Registration Statement on Form S-2 covering the offer and sale by certain of the Company's stockholders of up to 3,550,650 shares of the Company's common stock. The Company received no proceeds from this offering, and $50,000 of direct costs relating to the offering were charged to additional paid-in capital.

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


A summary of the status of the Company's stock option plan at June 30, 1997 and 1996, and changes during the years ended on those dates, is as follows:

                                                                            Weighted
                                                                            Average
                                             Shares       Options           Exercise
                                            Reserved     Outstanding         Price
                                          --------------------------------------------
         Balance, June 30, 1995                600,000        436,500    $        3.47
           Canceled                                  -      (436,500)    $        3.47
           Granted                                   -        492,500    $        1.35
           Exercised                                 -              -                -
                                          --------------------------------------------

         Balance, June 30, 1996                600,000        492,500    $        1.35
           Canceled                                  -         62,500    $        1.51
           Granted                                   -        467,000    $        1.75
           Exercised                                 -              -                -
                                          --------------------------------------------

         Balance, June 30, 1997              1,100,000        897,000    $        1.54
                                          ============================================

At June 30, 1997 and 1996, 246,500 and 223,500 of the outstanding options were exercisable, respectively. The weighted-average grant-date fair value per option of options granted during the years ended June 30, 1997 and 1996 were $ .74 and $ .28, respectively.

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1997 and 1996
--------------------------------------------------------------------------------

A further summary of options outstanding at June 30, 1997, is as follows:


                                 Options Outstanding                 Options Exercisable
                    -------------------------------------------  ---------------------------
                                      Weighted-
                                       Average        Weighted-                   Weighted-
                                      Remaining        Average                     Average
Range of Exercise      Number        Contractual      Exercise       Number       Exercise
      Prices         Outstanding   Life (In Years)     Price       Exercisable      Price
---------------------------------------------------------------  ---------------------------
  $.90 to $1.87        897,000           8.8           $1.54         246,500       $1.45


Warrants
--------

The Company has also issued stock warrants to employees and other parties. The compensation cost charged to operations for warrants granted to employees was $152,000 during the year ended June 30, 1997.

The following table summarizes warrants outstanding at June 30, 1997 and 1996, and the changes in warrants during the years then ended:

                                                                                    Weighted-
                                                                                     Average
                                                        Shares       Number of       Exercise
                                                       Reserved       Shares           Price
                                                     -------------------------------------------
               Balance, June 30, 1995                   6,088,891     6,088,891         $2.31
                 Canceled                                   -        (3,085,704)        $1.40
                 Granted                                    -         2,586,181         $1.05
                 Exercised                                  -             -                 -
                                                     -------------------------------------------

               Balance, June 30, 1996                   5,709,368     5,589,368         $1.77
                 Canceled                                   -           363,636         $7.39
                 Granted                                    -           156,000         $ .40
                 Exercised                                  -           (60,000)        $ .01
                                                     -------------------------------------------

               Balance, June 30, 1997                   5,321,732     5,321,732         $1.37
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
                                                       ========================================

At June 30, 1997, the Company has net operating loss carryforwards for income tax purposes of approximately $34 million, which expire ratably in 1998 through 2012. In addition, the Company has tax credit carryforwards available to offset future taxable income aggregating approximately $160,000 which expire in various amounts from 1998 through 2008. As a result of numerous equity transactions, the net operating loss carryforwards and the unused tax credits may be significantly limited as to ultimate amounts of these tax attributes which may be utilized and the periods for which they will apply.

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


Note 11.  DISCONTINUED OPERATIONS

In April 1997, the Company decided to discontinue the operations of Wright, and on June 5, 1997, the Company ceased the operations of Wright. As of June 30, 1997, the Company had sold substantially all of the machinery and equipment of Wright, and expects to complete the disposal of Wright through the liquidation of its remaining assets within one year. The estimated loss on disposal is as follows:

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

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

The following table lists the names and ages of the five members of the Board of Directors of the Company, their positions with the Company and the year in which each director was first elected or appointed as a director of the Company.

                                        Positions with          Director
       Name                 Age           the Company            Since
       ----                 ---           -----------            -----

   James G. Binch            50  President, CEO, Treasurer and      1989
                                 Chairman of the Board
   Nicholas J. Grant         82  Director                           1986
   John A. Morgan            51  Director                           1989
   W. Andrew Krusen, Jr.     49  Director                           1994
   Jack H. Halperin          51  Director                           1994

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

JACK H. HALPERIN, ESQ., has practiced corporate and securities law in New York for more than 20 years. Since 1987 he has been in private practice, concentrating on international financing transactions. Mr. Halperin holds a B.A. degree (summa cum laude) from Columbia College and a J.D. from New York University School of Law, where he was Note-and-Comment Editor of the Law Review. Mr. Halperin is a director of AccuMed International, Inc., Biosciences, Inc., I-Flow Corporation and Pacific Pharmaceuticals, Inc.

W. ANDREW KRUSEN, JR., is a graduate of Princeton University with a Bachelor's Degree in Geology. Since 1989 he has been President (as well as a principal shareholder) of Dominion Financial Group, Inc., a family-controlled corporation in real estate development, construction, leasing and manufacturing, and which is also the managing general partner of Dominion Partners as well as Dominion Capital Partners. In addition, he is Chairman of the Board of Directors and a principal shareholder of Dominion Energy and Minerals Corporation, an oil and gas concern. Mr. Krusen is also the chairman of the Executive Committee of Dominion Financial Group International, LDC, a principal shareholder of 169855 Canada Inc. and the General Partner of Krusen-Vogt & Co. He is a director of Raymond James Trust Company, Northstar Energy Corporation, Florida Education Fund, and First National Bank of Tampa.

JOHN A. MORGAN has been a Vice President of Smith Barney, an investment banking firm, since 1992. Prior to that, Mr. Morgan was a Vice President of Kidder Peabody & Co. since 1982.


EXECUTIVE OFFICERS OF THE COMPANY

The following table lists the names and ages of each of the executive officers of the Company.

     Name                                   Position                     Age
     ----                                   --------                     ---

James G. Binch            President, Chief Executive Officer,             50
                          Treasurer & Chairman

William H. Morton, Jr.    Senior Vice President and Chief Operating       52
                          Officer

James Proft               Vice President and General Manager - Western    39
                          Operations


Executive officers are elected until the next annual meeting of the Board of Directors and until their respective successors are elected and qualified. Information with respect to Mr. Binch is set forth above.

WILLIAM H. MORTON, JR. was employed by the Company on November 7, 1995 as Senior Vice President and Chief Operating Officer. In addition, since 1985, Mr. Morton has been Vice President, Aircraft Sales, of Coastal Aviation, Inc. in Stamford, Connecticut, a general aviation marketing firm, and since 1986, Mr. Morton has been the sole stockholder and President of The Risor Corporation in Stamford, Connecticut, a merchant banking firm. Mr. Morton was a registered representative for First Hanover Securities, Inc., a securities firm, from 1982 to 1997. During fiscal year 1995, Mr. Morton also acted as a consultant to the Company. Mr. Morton holds a B.A. degree from Middlebury College.

JAMES L. PROFT was employed by the Company on July 23, 1996 as Vice President and General Manager -Western Operations. From July 1984 through March 1989, Mr. Proft served as Research Metallurgist with Raychem Corporation's Metals Division. From April 1989 through July 1992, Mr. Proft served as Area Sales Manager for Raychem Corporation's Electronics Group. From August 1992 through January of 1993, Mr. Proft was the Vice President of Sales and Marketing of Shape Memory Applications, Inc., followed by a return to Raychem Corporation as Marketing Manager for its Medical Division. Prior to joining the Company, from January 1996 to July 1996, Mr. Proft was Regional Sales Manager of Planar America, an electroluminescent flat panel display company located in Beaverton, Oregon. Mr. Proft holds a B.S. degree in materials engineering from the University of Wisconsin-Milwaukee and a Masters degree in material science and engineering from Stanford University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and 10% beneficial owners of the Company's Common Stock to file certain reports concerning their ownership of the Company's equity securities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recently completed fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recently completed fiscal year, the directors, officers and beneficial owners of 10% or more of the Registrant's Common Stock which failed to make the requisite filings on a timely basis are set forth below.

James Proft failed to timely file a Form 3 to report his becoming an executive officer on July 23, 1996, although a Form 3 was subsequently filed by Mr. Proft.

Nicholas Grant failed to timely file a Form 4 to report his acquisition of 6,024 shares of Common Stock of the Company on July 14, 1997, although a Form 4 was subsequently filed by Dr. Grant.

Item 10.  EXECUTIVE COMPENSATION

The following table sets forth for the fiscal years ended June 30, 1997, 1996 and 1995, certain information regarding the total remuneration paid to the Company's chief executive officer and its next three most highly compensated executive officers.


                           Summary Compensation Table
                           --------------------------


                                       Annual Compensation              Long Term Compensation Awards
                               -----------------------------------  -------------------------------------
(a)                              (b)        (c)                            (g)                (i)
                                                                    Shares of Common
                                                                    -----------------
Name & Principal               Fiscal                               Stock Underlying       All Other
   Position                     Year     Salary $       Bonus ($)    Options/SARs(#)    Compensation ($)
-----------------              -------  ------------  ------------  -----------------  ------------------
James G. Binch, President,       1997    $167,500(1)   $  -0-            20,000/0 (2)         $  - 0 -
  Chief Executive Officer,       1996    $150,000(1)   $  -0-           200,000/0 (3)         $  - 0 -
  Treasurer & Chairman           1995    $150,000(1)   $  -0-           240,000/0 (3)         $  - 0 -

William H. Morton, Jr.,          1997    $161,666      $  -0-             5,000/0 (2)         $  - 0 -
 Senior Vice President and       1996    $150,000      $95,000 (4)      125,000/0 (5)         $  - 0 -
 Chief Operating Officer         1995    $  - 0 -      $  -0-                  - 0 -          $  - 0 -

James Proft, Vice President      1997    $135,404      $10,000           45,000/0 (6)         $ 92,548(7)
  and General Manager -          1996    $  - 0 -      $  -0-                  - 0 -          $  - 0 -
  Western Operations             1995    $  - 0 -      $  -0-                  - 0 -          $  - 0 -

Wendy A. Gavaghan                1997    $ 81,250      $  -0-            12,000 (8)           $175,257(9)
  Former Corporate               1996    $ 82,400      $  -0-            24,500 (10)          $  - 0 -
  Controller and Secretary       1995    $ 81,917      $  -0-            24,500 (10)          $  - 0 -

----------

   (1) Does not include any amounts which may be deemed to be paid to Mr. Binch by Harbour Investment Corporation for serving as President of the Company. See discussion following.

   (2) These options are exercisable in three equal annual installments, commencing December 5, 1997.

   (3) In April 1996 Mr. Binch agreed to the termination (for no value, except as provided in the following sentence) of 40,000 of the 240,000 options previously granted to him, which options had been exercisable in five equal annual installments, commencing on September 24, 1994. With respect to the remaining 200,000 options, the exercise price was repriced from $4.40 per share to $1.50 per share simultaneously with the repricing in April 1996 of all of the Company's outstanding incentive stock options with exercise prices above $1.50 to $1.50. The 144,000 of such options which had not vested as of April 1996 are exercisable in three equal annual installments, with the last installment vesting on September 24, 1998.

   (4) Includes payment of $50,000 to The Risor Corporation, of which Mr. Morton is President and the sole stockholder, for consulting services.

   (5) These options are exercisable in five equal annual installments, commencing November 7, 1996.

   (6) With respect to 20,000 of such options, such options are exercisable in three equal annual installments, commencing July 1, 1997, and with respect to 25,000 of such options, such options are exercisable in three equal annual installments, commencing December 5, 1997.

   (7) Pursuant to the terms of an agreement between the Company and Mr. Proft dated as of June 26, 1996, as hereinafter described, the Company issued to Mr. Proft on September 19, 1996 warrants exercisable to purchase 40,000 shares of Common Stock, as to which warrants exercisable to purchase 20,000 shares of Common Stock were immediately exercisable. As of September 19, 1996, these warrants were valued at $1.59 per warrant, being $31,800 total. In addition, also pursuant to the agreement between the Company and Mr. Proft, the Company paid $60,748 for expenses related to the relocation of Mr. Proft and his family from the Portland, Oregon area to the San Francisco, California area, including the moving of household effects, brokerage fees and closing costs, and also for expenses related to an earlier move to the Portland, Oregon area.

   (8) These options, originally exercisable in three equal annual installments commencing December 5, 1996, were cancelled as of July 30, 1997, pursuant to the terms of an agreement, dated as of June 5, 1997, among the Company, Wright Machine Corporation, the Company's wholly-owned subsidiary ("Wright"), and Ms. Gavaghan.

   (9) Pursuant to the terms of an agreement among the Company, Wright and Ms. Gavaghan dated as of June 5, 1997, as hereinafter described, Ms. Gavaghan's employment with the Company terminated as of March 15, 1997. With respect to the fiscal year ended June 30, 1997, salary payments in the amount of $36,458 were paid to Ms. Gavaghan as part of severance arrangements from March 15 through June 30 pursuant to such agreement, and $5,000 was paid to Ms. Gavaghan as partial payment of accrued vacation pay. In addition, the Company accrued with respect to Ms. Gavaghan $88,542 in salary payments to be paid between July 1, 1997 and March 15, 1998, $12,232 with respect to remaining accrued vacation pay to be paid on March 15, 1998, $1,275 with respect to health and medical benefits, and $36,750 as a severance payment to be paid on or before May 31, 1998.

  (10) Simultaneously with the repricing in April 1996 of all of the Company's outstanding incentive stock options with exercise prices above $1.50 to $1.50, these options, originally issued in July 1994, were repriced from $2.34 per share to $1.50 per share in April 1996.

                              ____________________

                     Option/SAR Grants in Last Fiscal Year

                               Individual Grants
                               -----------------

(a)                                     (b)                (c)               (d)                (e)
                                  Number of Shares    % of Total
                                  of Common Stock     Options/SARs
                                  Underlying          Granted to
                                  Options/SARs        Employees in      Exercise or Base      Expiration
Name                              Granted (#)         Fiscal Year(1)    Price($/Share)           Date
------                            ----------------    ---------------   -----------------  -----------------

James G. Binch                    20,000/0 (2)           4.3%               $1.78          December 5, 2006

William H. Morton, Jr.             5,000/0 (2)           1.1%               $1.78          December 5, 2006

James Proft                       20,000/0 (3)(4)        4.3%               $1.59          July 1, 2006
                                  25,000/0 (2)           5.4%               $1.78          December 5, 2006

Wendy A. Gavaghan                 12,000/0 (5)           2.6%               $1.78                 (5)

---------------------------

 (1)  Assumes full vesting of options.

 (2) These options are exercisable in three equal annual installments, commencing December 5, 1997.

 (3) These options are exercisable in three equal annual installments, commencing July 1, 1997.

 (4)  The Company has agreed to pay to Mr. Proft 35% of the difference between
      (i) the actual closing price per share of the Common Stock on the date of exercise of all or a portion of such options, and (ii) $1.59, times the number of options exercised, as reimbursement for the tax liability to Mr. Proft with respect to the exercise of such options. See discussion of same following.

 (5) These options originally were exercisable in three equal annual installments, commencing December 5, 1997, and had an expiration date of December 5, 2006. However, pursuant to the terms of an agreement, dated as of June 5, 1997, among the Company, Wright and Ms. Gavaghan, these options expired July 30, 1997.

                             ----------------------

                    Aggregated Option/SAR Exercises in Last
                    Fiscal Year and FY-End Option/SAR Values
                    ----------------------------------------


            (a)                                 (d)                               (e)


                                      Number of Shares
                                      of Common Stock
                                      Underlying                         Value of Unexercised
                                      Unexercised Options/               In-the-Money Options/
                                      SARs at FY-end (#)                 SARs at FY-End (#)
            Name                      Exercisable/Unexercisable          Exercisable/Unexercisable(1)
            ----                      -------------------------          ----------------------------
            James G. Binch            104,000 Options Exercisable/       $16,640/$15,360
                                      116,000 Options Unexercisable

            William H. Morton, Jr.    25,000 Options Exercisable/        $19,000/$76,000
                                      105,000 Options Unexercisable

            James Proft               0 Options Exercisable/             $     0/$ 1,400
                                      45,000 Options Unexercisable

            Wendy A. Gavaghan         24,500 Options Exercisable/        $ 3,920/$     0
                                      12,000 Options Unexercisable
                                      1,500 SARs Exercisable/            $   240/$     0
                                      0 SARs Unexercisable

            ---------------------------
        (1) Based on average of bid and asked prices per share of the Company's Common Stock on June 30, 1997, being $1.66.
                                 ----------------------

Effective September 24, 1993, the Company and James G. Binch entered into a two-year employment agreement, which automatically renews for successive one-year periods unless or until Mr. Binch or the Company gives notice of its intention not to renew. Pursuant to said renewal provision, this agreement automatically renewed for a one-year period effective September 24, 1997. The agreement entitled Mr. Binch to an annual salary of $150,000 from and after January 1, 1993, which salary was increased in November 1996 to $180,000. The agreement also entitled Mr. Binch to (i) $20,000 as compensation for services rendered from October 1, 1992 to December 31, 1992, (ii) a bonus of $50,000 and 80,000 shares of the Company's Common Stock as inducement to enter into the contract, and (iii) an option to purchase up to 240,000 shares of the Company's Common Stock at an exercise price of $4.40 per share under and pursuant to the Memry Corporation Stock Option Plan, subject to the approval of such Plan by the Company's stockholders (which approval was obtained in the first quarter of fiscal 1995). The options are exercisable in five equal installments, commencing on September 24, 1994, and will expire on September 24, 2003. The Agreement also provides that if Mr. Binch's employment is terminated due to either the failure by the Company to observe or comply with any of the provisions of such agreement (if such failure has not been cured within 10 days after written notice of same to the Company), or, at the election of Mr. Binch, upon a change in control of the Company (and within 6 months of such change in control), Mr. Binch will be entitled to a lump-sum payment equal to two times his annual salary at the rate in effect immediately prior to the date of termination. During the fiscal year ended June 30, 1996, Mr. Binch and the Company agreed to the termination of 40,000 of his options (for no value) and the repricing of his remaining options from $4.40 per share to $1.50 per share simultaneously with the repricing of all of the Company's outstanding incentive stock options with exercises above $1.50 to $1.50.

Mr. Binch is President, the sole director and the sole stockholder of Harbour Investment Corporation, a Delaware corporation ("HIC"). HIC is managing general partner of Harbour Holdings Limited Partnership, a Connecticut limited partnership ("Harbour") and a significant shareholder of the Company. (See "Security Ownership of Certain Beneficial Owners and Management"). Pursuant to Harbour's amended and restated Agreement of Limited Partnership, Harbour retained HIC to act as its managing general partner, and to perform investment manager, custodial and administrative services, in consideration of custodial fees of (i) $465,000 for the period commencing on February 24, 1993, and continuing through December 31, 1993, and (ii) $350,000 for each of calendar years 1994 and 1995. HIC's retention was extended for calendar 1996 on January 1, 1996, for an additional $350,000 custodial fee. Although HIC has continued to serve as Harbour's managing general partner and to perform such services since the expiration of such extension, there is currently no agreement in place regarding payment by Harbour of a custodial fee. One of a number of services performed by HIC for Harbour is providing the services of Mr. Binch in the capacity of the Company's President. Because (i) there is no allocation of the annual fee paid by Harbour to HIC as between providing the services of Mr. Binch as the Company's President and other services, (ii) HIC does not pay Mr. Binch a salary, and (iii) HIC incurs numerous expenses in fulfilling its duties to Harbour that must be paid before it pays either salary or dividends to Mr. Binch, it is impossible to quantify the amount, if any, that Harbour or HIC could be deemed to be paying Mr. Binch for serving as President of the Company. Therefore, Mr. Binch's compensation as set forth in the foregoing compensation table does not include any such amounts.

On November 7, 1995, William H. Morton, Jr. joined the Company as Senior Vice President and Chief Operating Officer. Mr. Morton's employment agreement provides for a two-year term of employment, which term automatically renews for successive one-year periods unless either Mr. Morton or the Company gives the other notice of his or its intention not to renew such contract. This agreement entitles Mr. Morton to an annual salary of $150,000, which salary was increased to $170,000 in November 1996. In addition, as consideration for past services rendered by either Mr. Morton individually or through The Risor Corporation, this agreement entitles Mr. Morton to 50,000 shares of Common Stock of the Company as well as payment of $50,000 to The Risor Corporation. This agreement also grants to Mr. Morton options under and pursuant to the Memry Corporation Stock Option Plan exercisable to purchase 125,000 shares of Common Stock for an exercise price of $0.90, exercisable in five equal annual installments, commencing on November 7, 1996 and terminating on November 7, 2005. In the event of a change in control of the Company, these options will become immediately exercisable.

On July 23, 1996, James Proft joined the Company as Vice President and General Manager - Western Operations. A letter agreement, dated June 26, 1996, between the Company and Mr. Proft entitles Mr. Proft to an annual salary of $140,000.
In addition, as inducement to Mr. Proft to enter into such employment agreement, this agreement entitles Mr. Proft to: (i) warrants exercisable to purchase 40,000 shares of Common Stock at an exercise price of $0.01 per share, of which warrants exercisable to purchase 20,000 shares of Common Stock became exercisable on September 19, 1996, with one-half of the remaining warrants becoming exercisable on each of September 19, 1997 and 1998; (ii) non-qualified stock options, pursuant to the Company's Stock Option Plan, to purchase 20,000 shares of Common Stock at $1.59 per share (representing a discount of 25% from market price on June 28, 1996), which options were granted on July 1, 1996 and which are exercisable in three equal annual installments commencing July 1997, and which expire July 2006; (iii) a cash bonus of $25,000 on March 31, 1997 to be applied to any tax liability arising from the grant of warrants if Mr. Proft remains in the employ of the Company on such date; (iv) cash compensation from February 1, 1997 and March 31, 1997 equal to an aggregate of $3,710 (35% of the difference between the actual closing price per share of the Common Stock on June 28, 1996 of $2 1/8 and $1.59, times 20,000 options) to cover the tax effect of such option grant; (v) incentive stock options exercisable to purchase 25,000 shares of Common Stock, which options were granted on December 5, 1996 and which are exercisable in three installments commencing on the first anniversary of the date of grant; (vi) reimbursement of certain relocation expenses (including those associated with an earlier move to another entity); (vii) a mortgage assistance loan of $25,000 at an annual interest rate of 6.75%, secured by a second mortgage on Mr. Proft's residence (with only interest due for the first two years, principal being due in five annual installments thereafter, with the entire balance being payable within thirty days of the termination of Mr. Proft's employment with the Company); and (viii) a cash signing bonus of $10,000 payable in equal installments on July 31, 1996 and August 31, 1996. The issuance of the 20,000 shares of Common Stock to Mr. Proft upon exercise of 20,000 of the above-described warrants was subject to the right of the Company to repurchase any or all of such shares at a price of $0.01 per share if Mr. Proft did not remain an employee of the Company as of September 19, 1997.

The provisions in Mr. Proft's letter agreement regarding payments related to tax liability were modified by an oral agreement between the Company and Mr. Proft, which the parties intend to memorialize in a written agreement. Pursuant to such letter agreement, Mr. Proft and the Company have agreed to defer the payment of such amount with respect to the grant of 20,000 options, being 35% of the difference between (i) the actual closing price per share of the Common Stock on the date of exercise of all or a portion of the 20,000 options, and
(ii) $1.59, times the number of options exercised, until 30 days after the date on which Mr. Proft actually incurs taxable income with respect to such options. In addition, with respect to the payment to be made to Mr. Proft by the Company with respect to 30,000 of the warrants, the parties have agreed that $24,057 will be paid to Mr. Proft within 30 days after the end of calendar year 1997. With respect to the payment to be made to Mr. Proft by the Company with respect to the remaining 10,000 warrants, the parties have agreed that the Company will pay to Mr. Proft 33% of the difference between (i) the actual closing price per share of the Common Stock on September 19, 1998, and (ii) $0.01, times 10,000, within 30 days after the end of calendar year 1998, for a maximum payment with respect to such 10,000 warrants of $20,943. As of October 1, 1997, Mr. Proft had exercised 20,000 of his warrants and none of his options.

Wendy A. Gavaghan's employment with the Company and Wright terminated as of March 15, 1997. Ms. Gavaghan had been Corporate Controller and Secretary of the Company and Secretary and a director of Wright. Pursuant to an agreement dated as of June 5, 1997 among the Company, Wright and Ms. Gavaghan, the Company agreed to pay to Ms. Gavaghan $19,232 as payment in full of all accrued vacation owed to Ms. Gavaghan, and agreed to pay her base salary then in effect, being $125,000, semi-monthly until March 15, 1998 (the "First Anniversary"). In addition, the Company agreed to provide Ms. Gavaghan with health and medical benefits at the Company's cost until the First Anniversary. The Company also agreed to pay to Ms. Gavaghan, on or prior to May 31, 1998, a severance payment in the amount of $36,750. Ms. Gavaghan and the Company agreed to the cancellation, effective as of July 30, 1997, of incentive stock options exercisable to purchase 12,000 shares of Common Stock at an exercise price of $1.78 previously issued to Ms. Gavaghan as of December 5, 1996 and 1,500 share appreciation rights previously issued to Ms. Gavaghan as of July 19, 1994. Finally, Ms. Gavaghan agreed that on or prior to May 31, 1998, she will exercise in full options granted to her by the Company as of April 30, 1996, being incentive stock options exercisable to purchase 24,500 shares of Common Stock at an exercise price of $1.50 per share.

COMPENSATION OF DIRECTORS

Effective for the fiscal year ended June 30, 1997, non-employee directors became entitled to receive compensation comprised of such number of shares of Common Stock as shall have a fair market value equal to $10,000, such fee to be paid in arrears within thirty days of the last day of fiscal year 1997. For each fiscal year thereafter, all non-employee directors who remain as such as of the last day of any given fiscal quarter shall be issued quarterly, in arrears, within sixty days of the last day of each fiscal quarter, such number of shares of Common Stock as shall have a fair market value equal to $2,500. Directors are reimbursed for expenses reasonably incurred in connection with the performance of their duties.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth, as of October 1, 1997, information regarding beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding Common Stock (based on information furnished to the Company on behalf of such persons or otherwise known to the Company), (ii) each of the directors of the Company,
(iii) each of the executive officers named in the Annual Compensation table set forth under "Executive Compensation" below, and (iii) all directors and executive officers as a group.

                                  COMMON STOCK

                                                                        Percentage of
Name and Address                         Amount and Nature of           Common Stock
of Beneficial Owner                      Beneficial Ownership           Outstanding  (1)
-------------------                      --------------------           ----------------
Harbour Holdings Limited Partnership                1,964,765                      11.5%
1281 Main Street
Stamford, Connecticut  06902

Harbour Investment Corporation                      1,964,765   (2)                11.5%
1281 Main Street
Stamford, Connecticut  06902

Raychem Corporation                                 2,380,000   (3)                12.2%
300 Constitution Drive
Menlo Park, CA   94025

Connecticut Innovations,                            3,041,963   (4)                15.8%
Incorporated ("CII")
40 Cold Spring Road
Rocky Hill, CT  06067

FirstInvest Holding Ltd Inc.                        4,230,000                      24.7%
Ch. des Primeveres 45
1701 Fribourg, Switzerland

Conoreq S.A.                                        1,413,236                       8.3%
Ch. des Primeveres 45
1701 Fribourg, Switzerland

James G. Binch                                      2,187,997   (5)(6)             12.7%
362 Canoe Hill Road
New Canaan, CT  06840

Nicholas J. Grant                                      47,708                      *
Materials Sciences and
  Engineering Department
Massachusetts Institute of Technology
Cambridge, Massachusetts  02139

Jack H. Halperin, Esq.                                 28,524                      *
361 Silver Court
Woodmere, New York  11598


Name and Address                         Amount and Nature of           Common Stock
of Beneficial Owner                      Beneficial Ownership           Outstanding  (1)
-------------------                      --------------------           ----------------

W. Andrew Krusen, Jr.                           333,352        (7)             1.9%
Dominion Financial Group
 Incorporated
2909 Bay-to-Bay Blvd., Suite 200
Tampa, Florida  33629

John A. Morgan                                   68,208        (8)              *
121 Elderwood Avenue
Pelham, New York  10803

William H. Morton, Jr.                          122,000        (9)              *
Memry Corporation
57 Commerce Drive
Brookfield, Connecticut  06804

James Proft                                      36,667        (10)             *
Memry Corporation
4065 Campbell Avenue
Menlo Park, California  94025

Wendy A. Gavaghan                                30,383        (11)             *
312 Popes Island Road
Milford, Connecticut  06460

All directors and                             2,814,456        (12)           16.2%
executive officers as
a group (7 persons)

________________________________
*    Less than one percent.

(1) In each case where shares subject to warrants or options are included as beneficially owned by an individual or group, the percentage of all shares owned by such individual or group is calculated as if all such warrants or options had been exercised prior to such calculation.

(2) Comprised of the 1,964,765 shares of Common Stock beneficially owned by Harbour Holdings Limited Partnership. Harbour Investment Corporation is the sole general partner of Harbour Holdings Limited Partnership.

(3) Comprised of 1,250,000 shares of Common Stock for which warrants owned by Raychem Corporation may be exercised at an exercise price of $2.00 per share, and 1,130,000 shares of Common Stock for which warrants owned by Raychem Corporation may be exercised at an exercise price of $0.01 per share, all of which warrants expire on June 28, 2003.

(4) Includes (i) 1,282,450 shares of Common Stock for which Class I warrants issued by the Company to CII may be exercised at $0.853 per share, which warrants expire on April 25, 2002, (ii) 705,485 shares of Common Stock for which Class II warrants issued by the Company to CII may be exercised at $1.19 per share, which warrants expire on April 25, 2002, and (iii) 100,000 shares of Common Stock for which Class III warrants issued by the Company to CII may be exercised at $1.00 per share, which warrants expire on May 5, 2008. The expiration dates of these warrants are subject to extension under certain circumstances.

(5) Includes currently exercisable options to purchase 152,000 shares of the Common Stock at $1.50 per share. Additional options granted to Mr. Binch to purchase 48,000 shares of Common Stock at $1.50 per share are not yet exercisable. Also includes 232 shares of Common Stock owned by Mr. Binch's daughter. Mr. Binch disclaims beneficial ownership of such shares owned by his daughter.

(6) Mr. Binch is the President, Chief Executive Officer and sole shareholder of Harbour Investment Corporation, the sole general partner of Harbour Holdings Limited Partnership. He is also individually a limited partner of Harbour Holdings Limited Partnership, with a limited partnership interest of less than one percent.

(7) Includes 71,328 shares of Common Stock owned by Dominion Partners, 20,000 shares of Common Stock owned by 169855 Canada Inc., 8,000 shares of Common Stock owned by Krusen-Vogt & Co, 200,000 shares of Common Stock owned by Dominion Financial Group International LDC ("LDC") and 18,000 shares of Common Stock for which warrants issued by the Company to LDC may be exercised at $1.50 per share, which warrants expire on July 15, 1999. Mr. Krusen is the President and a principal shareholder of Dominion Financial Group, Inc. which is the managing General Partner of Dominion Partners, President of 169855 Canada Inc., and a General Partner of Krusen-Vogt & Co. In addition, Mr. Krusen is the chairman of the Executive Committee of LDC, and also indirectly beneficially owns certain outstanding securities of LDC through Dominion Partners and through Dominion Financial Group, Inc.

(8) 1,307 of such shares of Common Stock are owned jointly by Mr. Morgan and his wife, Deborah Morgan. Another 120 of such shares of Common Stock are owned solely by Mrs. Morgan, and Mr. Morgan disclaims beneficial ownership of such 120 shares. Another 10,000 of such shares are owned by a trust for Annette Morgan for which Mr. Morgan is the trustee.

(9) Includes options to purchase 50,000 shares of the Company's Common Stock at $0.90 per share, 25,000 of which become exercisable November 7, 1997 as well as warrants issued to Mr. Morton's wife, Dawn Morton, to purchase 18,000 shares of Common Stock at a purchase price of $1.50 per share, which warrants expire on July 16, 1999. Additional options granted to Mr. Morton to purchase 75,000 shares of Common Stock at $0.90 per share are not yet exercisable.

(10) Includes options to purchase 6,667 shares of the Company's Common Stock at $1.59 per share which became exercisable July 1, 1997 as well as warrants to purchase 10,000 shares of Common Stock at a purchase price of $0.01 per share, which warrants expire on September 30, 2003.

(11) Includes options to purchase 24,500 shares of the Company's Common Stock at $1.50 per share.

(12) See preceding footnotes. Excludes securities of the Company beneficially owned by Wendy A. Gavaghan, whose employment with the Company terminated as of March 15, 1997.
                              ___________________

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a Convertible Subordinated Debenture Purchase Agreement, dated as of December 22, 1994 (the "Purchase Agreement"), the Company issued to CII the following securities (the "CII Securities") for an aggregate consideration (comprised of cash and forgiveness of indebtedness) of $750,000: (i) a Convertible Subordinated Debenture dated December 22, 1994 from the Company to CII in the principal amount of $763,208 (the "Debenture"), (ii) a warrant dated December 22, 1994 to purchase 508,805 shares of Common Stock at an initial exercise price of $2.15 per share (the "Class I Warrants"), (iii) a warrant dated December 22, 1994 to purchase 305,283 shares of Common Stock at an initial exercise price of $2.75 per share (the "Class II Warrants"), and (iv) a warrant dated December 22, 1994 to purchase 100,000 shares of Common Stock at an initial exercise price of $1.00, such warrant being an amendment and restatement of a warrant previously held by CII to purchase 10,000 shares of Common Stock at an exercise price of $10.00 per share. On October 12, 1995, the Purchase Agreement and the CII Securities were modified, such that the Debenture became convertible into 954,010 shares of Common Stock, and due to anti-dilution provisions, the Class I Warrants became exercisable for 1,176,269 shares of Common Stock at an exercise price of $0.93 per share and the Class II Warrants became exercisable for 705,485 shares of Common Stock at an exercise price of $1.19 per share. The number of shares of Common Stock for which the Class III Warrants were exercisable remained the same, but the exercise price per share was adjusted to $0.65. On June 24, 1996, the parties agreed that in order to help the Company market the Common Stock sold to fund the acquisition of Raychem Corporation's nickel-titanium product line, CII would convert the Debenture into equity, and a further amendment to the Purchase Agreement was executed by CII and the Company, which amendment became effective on June 28, 1996. Pursuant to such further amendment, on June 28, 1996, the Debenture was converted into 285,528 shares of Common Stock and 66.85 shares of Series H Preferred Stock (the "Series H Shares"). The parties agreed that additional shares of Common Stock which were issuable to CII due to a penalty adjustment provision of the Debenture would be folded into the Class I Warrants. Accordingly, the number of shares of Common Stock for which the Class I Warrants are exercisable was increased to 1,282,450, with the exercise price per share of such Class I Warrants being adjusted to $0.853 per share. The Class II and Class III Warrants were not adjusted. As of the close of business on September 4, 1996, all of the Series H Shares automatically were converted into 668,500 shares of Common Stock, pursuant to the terms of the Certificate of Designations, Rights and Preferences of the Series H Preferred Stock. The Class I, II and III Warrants are subject to certain antidilution rights. CII also has been granted a "put" right if, among other things, the Company ceases to maintain its principal offices and certain operations within the State of Connecticut or fails to maintain the effectiveness of a registration statement covering the resale of its securities. Upon CII's exercise of its put, the Company would be obligated to purchase from CII all CII Securities and Registrable Securities held at that time by CII for a price equal to the greater of (x) the then current market price of such CII Securities and Registrable Securities (on an as-converted basis) and (y) $2.00, multiplied by the number of CII Securities and Registrable Securities (on an as-converted basis), less in the case of Common Stock issued upon the exercise of the Class I Warrants, the Class II Warrants or Class III Warrants, any exercise price paid to acquire Common Stock. As of October 1, 1997, CII beneficially owned more than five percent of the Common Stock.

On June 26, 1995 and July 17, 1995, FirstInvest Holding Ltd. Inc. ("FirstInvest") purchased 193 shares and 230 shares, respectively, of Series G Preferred Stock ("G Preferred") of the Company at a per share price of $6,500 for an aggregate purchase price of $2,749,500. At the time of this transaction, FirstInvest was not a holder of any securities of the Company, and such transaction was negotiated on an arm's length basis. On June 25, 1996, FirstInvest voluntarily converted 126.9 shares of Series G Preferred Stock into 1,269,000 shares of Common Stock of the Company. As of the close of business on September 4, 1996, the remaining 296.1 shares of Series G Preferred Stock owned by FirstInvest automatically were converted into 2,960,000 shares of Common Stock. As of October 1, 1997, FirstInvest beneficially owned more than five percent of the Common Stock.

On November 7, 1995, William H. Morton, Jr. joined the Company as Senior Vice President and Chief Operating Officer. Pursuant to the terms of the employment agreement between the Company and Mr. Morton, as consideration for past services rendered by either Mr. Morton individually or through The Risor Corporation, the Company granted to Mr. Morton 50,000 shares of Common Stock and agreed to pay $50,000 to The Risor Corporation. See "Item 10. EXECUTIVE COMPENSATION."

On March 28, 1996, Conoreq S.A. purchased 295,118 shares of Common Stock for $0.85 per share, for an aggregate purchase price of $250,850.30. Subsequently, on May 17, 1996, Conoreq S.A. purchased an additional 118,118 shares of Common Stock for $0.85 per share, for an aggregate purchase price of $100,400.30, and on June 28, 1996, purchased 1,000,000 shares of Common Stock for a purchase price of $2,000,000. As of October 1, 1997, Conoreq S.A. owned more than 5% of the Common Stock.

On June 28, 1996, the Company consummated the purchase from Raychem Corporation, a Delaware corporation ("Raychem"), of certain tangible assets (primarily consisting of leasehold improvements, machinery and equipment and inventory) and intangible assets (primarily consisting of patents, other intellectual property, goodwill and certain contractual rights) constituting Raychem's shape memory metals components business. The purchase did not include Raychem's patents and related intellectual property relating to the production of certain medical instruments. The purchase price paid by the Company to Raychem consisted of the following: (i) the payment of $3,650,000 in cash; (ii) a $350,000 promissory note, accruing interest at the rate of 10% per annum and secured by a first lien security interest in the tangible property being acquired by the Company from Raychem; (iii) warrants to purchase 1,250,000 shares of the Company's common stock, par value $0.01 per share ("Common Stock"), at an exercise price of $2.00 per share; (iv) warrants to purchase an additional 1,130,000 shares of Common Stock at an exercise price of $0.01 per share; and (v) the assumption of certain specified liabilities relating to the assets being acquired, including $200,000 in severance obligations being incurred by Raychem. In addition, the Company and Raychem entered into a number of agreements regarding the ongoing relationship between Raychem and the Company, including an agreement under which the Company will manufacture and sell shape memory alloy components to Raychem. The latter agreement was amended and restated as of February 19, 1997, with an effective date as of December 20, 1996. The purchase price paid by the Company to Raychem pursuant to the aforesaid transaction was determined by arms-length bargaining between two non-affiliated parties. No material relationship existed between Raychem and the Company (including any of the Company's affiliates, directors, officers or their associates) prior to the consummation of the transaction. The $350,000 promissory note from the Company to Raychem was repaid in full on August 9, 1996. As of October 1, 1997, Raychem owned more than 5% of the Common Stock.

The funds that the Company used to pay Raychem the cash portion of the purchase price were obtained through the sale by the Company on June 28, 1996 of 2,000,000 shares of Common Stock to three sophisticated European investors for a purchase price of $2.00 per share, including sales to Conoreq S.A. (which, as described above, purchased 1,000,000 of such shares) and Group Des Assurances Nationales (which, as described above, purchased 250,000 of such shares).

On July 15 and 16, 1996, as part of bridge financing for working capital purposes until financing could be obtained from Affiliated Business Credit Corporation, the Company borrowed $100,000 from each of Dawn Morton and Dominion Capital Partners (for an aggregate of $200,000), at an annual interest rate of 10%, such notes to be due on the earlier of August 15, 1996 and the date of consummation of financing in the amount of at least $1,500,000 from Affiliated Business Credit Corporation to the Company. As additional consideration for such loans, the Company issued to each of Ms. Morton and Dominion Capital Partners warrants exercisable to purchase 18,000 shares of Common Stock at an exercise price of $1.50 per share. Each of Ms. Morton and DFG Management, Inc. was also paid a facility fee of $5,000 in connection with such bridge financing. These notes were paid in full by the Company on August 9, 1996. Ms. Morton is the wife of William H. Morton, Jr., the Company's Senior Vice President and Chief Operating Officer. The managing general partner of Dominion Partners is Dominion Financial Group, Inc., of which W. Andrew Krusen, Jr. is a principal shareholder and the President. In addition, Mr. Krusen is the sole stockholder of DFG Management, Inc.

On July 23, 1996, James Proft joined the Company as Vice President and General Manager - Western Operations. For the terms of Mr. Proft's employment agreement, see "Item 10. EXECUTIVE COMPENSATION." In addition, on September 20, 1996, the Company loaned to Mr. Proft $45,000 at an annual interest rate of 6-3/4%, in connection with certain relocation expenses of Mr. Proft. This loan was repaid in full on October 16, 1996. In addition, as of December 5, 1996, the Company issued to Mr. Proft 20,000 shares of Common Stock, which represented the exercise by Mr. Proft of warrants to purchase Common Stock at $0.01 per share.

Wendy A. Gavaghan's employment with the Company and Wright terminated as of March 15, 1997. Ms. Gavaghan had been Corporate Controller and Secretary of the Company and Secretary and a director of Wright. The Company, Wright and Ms. Gavaghan entered into an agreement, dated as of June 5, 1997, regarding severance arrangements. See "Item 10. EXECUTIVE COMPENSATION."

On June 26, 1997, the Company sold 200,000 shares of its Common Stock, to Dominion Financial Group International LDC, a Cayman Islands corporation ("LDC"), for total consideration of $300,000. Such sale was part of an offering of 380,000 shares of Common Stock at $1.50 per share from April 1997 through July 1997. The sale to LDC was exempt from registration pursuant to the terms of Regulation S promulgated under the Securities Act of 1933, as amended. W. Andrew Krusen, Jr., a director of the Company, is the chairman of the executive committee of LDC and also indirectly beneficially owns certain outstanding securities of LDC through Dominion Partners, of which Dominion Financial Group, Inc. (as to which Mr. Krusen is President and a principal shareholder) ("DFGI") is the managing general partner and immediate family members of Mr. Krusen are the remaining partners, and through DFGI itself.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits

        The Exhbits listed in the Index to Exhibits following the Signature Page herein are filed as part of this Annual Report on Form 10-KSB.

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


Date:  October 28, 1997                     By:/s/James G. Binch
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

10.48      Agreement, dated as of June 5, 1997, between the Company        (11)
           and Wendy M. Gavaghan

10.49      Securities Purchase Agreement, dated as of June 26, 1997,       (11)
           between the Company and Dominion Financial Group
           International LDC

11         Statement re: Computation of Per Share Earnings                  (5)

21.1       Information regarding Wright Machine Corporation                (11)

27         Financial Data Schedule                                         (11)

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

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1996.

(10) Incorporated by reference to the Company's Current Report on Form 8-K filed June 25, 1997.

(11) Submitted herewith.


* Subject to a confidential treatment request.