Form 10QSB
period 1997-09-30
MEMRY CORP
filed 1997-11-14
CIK 720896

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-14068
                       -------

                               Memry Corporation
                               -----------------
       (Exact name of small business issuer as specified in its charter)

         Delaware                                         06-1084424
         ----------                                       ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X     No___
                                                              ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of November 4, 1997, 17,206,589 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes         No X
   ----       ----

                    INDEX

             PART I - FINANCIAL INFORMATION



ITEM 1.   Financial Statements (Unaudited):

     Condensed Consolidated Balance Sheets as of September 30, 1997 and June 30, 1997

     Condensed Consolidated Statements of Operations for the three months ended September 30, 1997 and 1996

     Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1997 and 1996

     Notes to the Condensed Consolidated Financial Statements


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             PART II   ---  OTHER INFORMATION

ITEM 2.   Changes in Securities

ITEM 6.   Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MEMRY CORPORATION & SUBSIDIARY

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
-----------------------------------------------------------------------------------------------------
                                                                SEPTEMBER 30,              JUNE 30,
                                                                   1997                     1997
                                                               ---------------           ------------
ASSETS

Current Assets
    Cash and cash equivalents                            $        169,000            $      25,000
    Accounts receivable                                         2,702,000                2,419,000
    Inventories                                                 1,524,000                1,664,000
    Prepaid expenses and other                                    120,000                  369,000
    Assets of discontinued segment,net                            755,000                  936,000
                                                          --------------------        --------------
        Total current assets                                    5,270,000                5,413,000
                                                          --------------------        --------------

Property, Plant and Equipment, at cost                          4,186,000                 4,108,000
    Less accumulated depreciation                              (1,467,000)               (1,343,000)
                                                          --------------------        --------------
                                                                2,719,000                 2,765,000
                                                          --------------------        --------------
Other Assets
    Patents and patent rights, net                              1,834,000                 1,868,000
    Costs in excess of business acquired, net                     958,000                   974,000
    Deferred financing costs, net                                  97,000                   103,000
    Deposits                                                       29,000                    29,000
                                                          --------------------        --------------
                                                                2,918,000                 2,974,000
                                                          --------------------        --------------
        Total assets                                     $     10,907,000           $    11,152,000
                                                          =====================      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                $      2,626,000           $     3,144,000
    Notes payable                                               1,821,000                 2,255,000
    Current maturities of capital lease obligations                23,000                    29,000
                                                           --------------------        --------------
        Total current liabilities                               4,470,000                 5,428,000
                                                           --------------------        --------------

Capital lease obligations, less current maturities                 43,000                    43,000

Stockholders' Equity
    Common stock, $.01 par value; 30,000,000 authorized
      shares; 17,129,570 shares issued and outstanding            171,000                   170,000
    Additional paid-in capital                                 39,835,000                39,631,000
    Accumulated deficit                                       (33,612,000)              (34,120,000)
                                                           --------------------        --------------
        Total stockholders' equity                              6,394,000                 5,681,000
                                                           --------------------        --------------
            Total liabilities and stockholders' equity   $     10,907,000           $    11,152,000
                                                           ====================        ==============

         See notes to the condensed consolidated financial statements.


                        MEMRY CORPORATION & SUBSIDIARY
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------


                                                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------------------------------
                                                                      1997                                1996
                                                               ------------------------           ---------------------
Revenues                                                        $            3,993,000             $             2,266,000
Cost of revenues                                                             2,007,000                           1,281,000
                                                               ------------------------           -------------------------
         Gross profit                                                        1,986,000                             985,000

Operating expenses
    General, selling and administration                                      1,320,000                             767,000
    Depreciation and amortization                                               83,000                              76,000
                                                               ------------------------           -------------------------
                                                                             1,403,000                             843,000
                                                               ------------------------           -------------------------
        Operating income                                                       583,000                             142,000

Other income (expense)
    Interest                                                                   (55,000)                            (59,000)
    Gain on disposition of assets                                               25,000                              10,000
                                                               ------------------------           -------------------------
                                                                              (30,000)                            (49,000)
                                                               ------------------------           -------------------------
          Income from continuing operations
            before income taxes                                               553,000                              93,000
          Provision for income taxes                                           45,000                                   -
                                                             ------------------------           -------------------------
        Income from continuing operations                                     508,000                              93,000

 Discontinued operations
    Loss from operations of discontinued segment                                    -                            (228,000)
    Extraordinary gain on early retirement of debt                                  -                             140,000
                                                             ------------------------          --------------------------
                                                                                    -                             (88,000)
        Net income                                       $                    508,000             $                 5,000
                                                             ========================           =========================

PRIMARY EARNINGS PER SHARE
    Income from continuing operations                   $                         .03            $                    .00
    Loss from discontinued operations                                               -                                (.00)
                                                            --------------------------          --------------------------
        Net income                                      $                         .03            $                    .00
                                                            ==========================          ==========================
    Weighted average number of shares outstanding                          19,311,637                          17,942,826
                                                            ==========================          ==========================

                   See notes to the condensed consolidated financial statements.

                         MEMRY CORPORATION & SUBSIDIARY

                Condensed Consolidated Statements of Cash Flows
            For the Three Months Ended September 30, 1997 and 1996
                                  (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                        1997                      1996
                                                                               ----------------------   ---------------------------
Cash Flows From Operating Activities:
    Net income                                                                  $             508,000   $                     5,000
    Adjustments to reconcile net income to net cash provided by (used
     in) operating activities:
     Depreciation and amortization                                                            180,000                       176,000
     Gain on early retirement of debt                                                               -                     (140,000)

     Non-cash compensation                                                                     16,000                             -
     Changes in working capital components:
      (Increase) in accounts receivable                                                     (141,000)                     (797,000)
      (Increase) decrease in inventories                                                      159,000                      (15,000)
      (Increase) decrease in prepaid expensesand other                                        266,000                     (159,000)
      (Decrease) increase in accounts payable and accrued expenses                          (524,000)                       182,000
      Decrease in other assets                                                                 48,000                             -
                                                                               ----------------------   ---------------------------
        Net cash provided by (used in) operating activities                                   512,000                     (748,000)
                                                                               ----------------------   ---------------------------

Cash Flows From Investing Activities:
    Purchases of property, plant and equipment                                               (78,000)                       (7,000)
                                                                                ----------------------   ---------------------------

        Net cash used in investing activities                                                (78,000)                       (7,000)
                                                                                ----------------------   ---------------------------

Cash Flows From Financing Activities:
    Proceeds from sale of stock, net                                                          150,000                             -
    Proceeds from (repayments of) short-term borrowings,net                                 (353,000)                       737,000
    Principal payments on notes payable                                                      (81,000)                             -
    Payments on capital lease obligations                                                     (6,000)                             -
                                                                                ----------------------   ---------------------------

        Net cash provided by (used in) financing activities                                 (290,000)                       737,000
                                                                                ----------------------   ---------------------------

        Increase(decrease) in cash and cash equivalents                                       144,000                      (18,000)

Cash and cash equivalents, beginning                                                           25,000                        57,000
                                                                                 ----------------------   -------------------------

Cash and cash equivalents, ending                                               $             169,000     $                  39,000
                                                                                 ======================   ==========================


                   See notes to the condensed consolidated financial statements.

                         MEMRY CORPORATION & SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998 ("fiscal 1998"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended June 30, 1997 ("fiscal 1997") of Memry Corporation (the "Company"), as amended.

During the fourth quarter of fiscal 1997, the Company announced its decision to cease operations at its wholly owned subsidiary, Wright Machine Corporation ("Wright"), and to commence the liquidation of Wright's assets. All of Wright's manufacturing operations ceased on June 5, 1997, and the results of operations of Wright have therefore been presented as a discontinued operation in the financial statements.

Additionally, certain 1996 financial statement amounts have been reclassified to conform with the 1997 financial statement presentation.

Note 2.  INVENTORIES

Inventories at September 30, 1997 and June 30, 1997, are summarized as follows:

                                                     September      June
                                                    -----------  -----------
Raw Materials                                       $  964,000   $  398,000
Work-in-process                                        738,000    1,478,000
Finished goods                                         512,000      478,000
Allowance for slow-moving and obsolete inventory      (690,000)    (690,000)
                                                    ----------   ----------
                                                    $1,524,000   $1,664,000
                                                    ==========   ==========



Note 3.  EARNINGS PER SHARE

Net income per common share was computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the period. In February 1997, the FASB issued SFAS no. 128, "Earnings per Share," which is effective for periods ending after December 15, 1997 and requires changes in the computation, presentation and disclosure of earnings per share. Earnings per share for all prior periods must be restated to conform with computation provisions of SFAS No. 128. The adoption of SFAS No. 128 will not have a material impact on the Company's future reported earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results. Certain statements under this caption may constitute "forward-looking statements". See Part II "Other Information".

(a)  RESULTS OF OPERATIONS

Revenues.  Revenues from continuing operations increased 76% to $3,993,000 for
--------
the first three months of fiscal year 1998 from $2,266,00 during the same period in fiscal 1997. The increase of $1,727,000 is primarily due to significantly increased product sales to Raychem Corporation ("Raychem") pursuant to a private label/distribution agreement with Raychem, to Raychem as an original equipment manufacturer, to United States Surgical Corporation and of shape memory alloy ("SMA") products for various medical applications to various other customers.

Costs and Expenses.  Manufacturing costs increased to $2,007,000 for the three
------------------
months ended September 30, 1997 from $1,281,000 during the same three month period in fiscal 1997. This increase of $726,000 or 57% was entirely attributable to the 76% increase in revenues. Due to both increased efficiencies from greater sales volume and a change in the Company's product mix away from plumbing and consumer finished products and assemblies and towards higher margin medical industry products, the Company's gross margin from sales increased to 50% for the three months ended September 30, 1997, from a 43% margin in the comparable period in fiscal 1997.

General, selling and administrative expenses increased $553,000, or 72%, to $1,320,000 for the three months ended September 30, 1997, as compared to $767,000 during the same period of fiscal 1997. This increase is primarily attributable to the greater size of the Company and its operations. Interest expense decreased to $55,000 in the first quarter of fiscal 1998 from $59,000 in the comparable quarter of fiscal 1997. The decrease was primarily due to the lower interest rates of the Company's credit facilities with its lender, when compared to higher interest rates of its prior credit facility which was refinanced in the first quarter of fiscal 1997. The Company recorded a provision for income taxes of $45,000 for the first three months of fiscal 1998. No such provision was recorded for the first quarter of fiscal 1997. Such provision reflects an effective tax rate less than the statutory rate due principally to the benefits arising from net operating loss carryforwards available to the Company.

Net Income.  Primarily as a result of the Company's 76% increase in revenues and
----------
a proportionately smaller increase in manufacturing costs, the Company was able to realize income from continuing operations of $508,000 for the three month period ended September 30, 1997 as compared with $93,000 for the same period in fiscal 1997. For the same reasons, the Company realized net income of $508,000 for the first quarter of fiscal 1998, as opposed to net income of $5,000 for the first quarter of fiscal 1997.

(b)  LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company's cash and cash equivalents balance was $169,000, an increase of $144,000 from $25,000 at the start of fiscal 1998. Cash provided by operations was $512,000 for the three months ended September 30, 1997. Offsetting in part the cash provided by operations was cash used in investing activities of $78,000 for the purchase of property, plant and equipment, and $290,000 used in financing activities, primarily to repay debt. Cash provided by operations of $512,000 for the three months ended September 30, 1997 represents a significant improvement from the comparable period in fiscal 1997 when $748,000 was used for operations (including discontinued operations). This improvement is primarily due to increased sales volume, with accompanying increased margins, the shut down of Wright and an increase in receivables. Cash used in financing activities for the three month period ended September 30, 1997 was $290,000 as opposed to $737,000 of cash provided by financing activities for the comparable period in fiscal 1997. The $290,000 of cash used in financing activities during the three months ended September 30, 1997 was for debt reduction of $440,000 offset by proceeds from common stock sales of $150,000. During the three months ended September 30, 1996 cash provided by financing activities consisted of increased bank borrowings needed to finance increased sales volume which generated much higher receivables. Working capital at September 30, 1997 was $760,000, up significantly from a working capital deficit of $15,000 at June 30, 1997.

On August 9, 1996, the Company entered into a term and revolving loan agreement with Affiliated Business Credit Corporation ("ABCC"), a commercial financing subsidiary of First Union Bank, allowing up to $2.635 million of aggregate borrowings in the form of a term loan and a revolver. The term loan is a five year $1.135 million loan, with principal payable in monthly installments of approximately $19,000. Due to payments on the term loan, including a prepayment upon the sale of Wright's machinery and equipment, the unpaid balance of the term loan as of September 30, 1997 was $394,000. The entire unpaid balance, if not earlier demanded, is due and payable on July 31, 2001; provided, however, that ABCC has the right to accelerate the loan and require full payment upon demand. Interest on the term loan accrues at the rate of prime plus 2.25%. The revolving credit facility provides for borrowings at the lesser of $1.5 million or the sum of (a) 80% of eligible accounts receivable plus (b) the lesser of $500,000 or 25% of eligible inventory. Borrowings pursuant to the revolving loan agreement are due upon demand and bear interest, payable monthly, at prime plus 2%. As of September 30, 1997 the Company had $1,000,000 outstanding on the revolving line of credit and had unused availability under the line of credit of $500,000. The loan documents contain standard covenants, including restrictions on dividends and other payments, and provide for security interests in substantially all of the Company's consolidated assets. At the August 9, 1996 closing, Wright's debt to Fleet Bank was repaid with a $140,000, or 16%, discount.

The Company has in the past grown through acquisitions (including both the acquisition of Raychem's nickel-titanium product line and the Company's earlier acquisition of Wright) and, as part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company's existing businesses. The Company intends to use available cash from operations, when and if available, and sales of equity to finance any such acquisitions that may be sought in the future. The Company does not currently, however, contemplate any material acquisitions for fiscal 1998.

The Company intends to spend between $400,000 and $675,000 on capital expenditures prior to fiscal 1998 year end in order to handle its expected continuing increased sales volume of SMA materials. The Company expects that it will be able to pay for these expenditures out of cash flow generated from its operations during the current fiscal year.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if: (i) at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding business operations relating to Wright's production of screw machine products and taper pins and the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and
(d) maintain its principal bank accounts with banks located in the State of Connecticut, excluding all banks associated with Wright; or (ii) the Company fails to keep the Registration Statement on Form S-2 that went effective on January 31, 1997 (the "Registration Statement"), covering the offer and sale by certain of the Company's shareholders (including CII) of up to 3,550,630 shares (including up to 3,041,963 shares beneficially owned by CII) of the Company's common stock, in effect for an aggregate of 120 days during any rolling twelve month period during the three years which the Company is required to maintain the effectiveness of the Registration Statement. Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all the Company's Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company. Using $4.00 per share as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $11,209,000. If CII were to have the right to put its securities and were to choose to exercise that right, it would obviously have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to insure that its operations do not move from Connecticut in a manner that would trigger CII's put, and the Company intends to cause the Registration Statement to be maintained in a manner that would prevent CII's put from being operative.

The Company believes that the combination of its improved operating profits and its historical ability to raise equity capital will be sufficient to meet the Company's working capital requirements in the short-term (assuming both that ABCC does not demand immediate repayment of the term loan and that CII's put rights are not triggered and exercised and, as stated above, the Company intends not to cause said put rights to become exercisable).

The Company does not expect that there are any contingencies, other than as set forth above, which would have a material effect on the Company's financial condition, future operating results and/or liquidity.

PART II - OTHER INFORMATION

The statements in this quarterly report on Form 10-QSB that are not historical fact constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company and its subsidiary to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of forms of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes" and "scheduled".

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

ITEM 2.  CHANGES IN SECURITIES

(c) On each of July 1, 1997, and July 8, 1997, the Company sold 50,000 shares of its common stock in private placements to Alan W. Steinberg Limited Partnership and B.G. Development Corp. Pension Fund, respectively, in consideration of $75,000 of cash consideration paid by each such purchaser. No underwriting discounts or commissions were paid in respect of such transactions. The offers and sales to such purchasers were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to
Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. On July 14, 1997, the Company issued 6,024 shares of its common stock to each of its four non-employee directors as compensation for services rendered to the Company by such directors during the Company's fiscal year ended June 30, 1997. The offers and sales to such non-employee directors were exempt from the registration requirements of the Securities Act pursuant Section 4(2) of the Securities Act and Regulation D promulgated thereunder.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


Exhibit
Number                   Description of Exhibit
- --                   ------------------
27             Financial Data Schedule                              *

*  Submitted herewith electronically

(b) REPORTS ON FORM 8-K

    On July 8, 1997, the Company filed a Current Report on Form 8-K reporting the sale of 200,000 shares of Common Stock pursuant to Regulation S during the fourth quarter of fiscal 1997.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                     Memry Corporation
                     -----------------

Date: Nov. 12, 1997       /s/ James G.Binch
                     ------------------------
                     James G. Binch
                     President and CEO


Date: Nov. 12, 1997        /s/ Thomas D. Carey
                     -------------------------
                     Thomas D. Carey
                     Chief Financial Officer

                 EXHIBIT INDEX

Exhibit
Number                   Description of Exhibit
- ------               ----------------------

27             Financial Data Schedule                              *



*  Submitted herewith electronically