Form 10QSB
period 1997-12-31
MEMRY CORP
filed 1998-02-13
CIK 720896

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

                                  (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997
                                               -----------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

             For the transition period from           to
                                            ----------   ----------

                         Commission File Number 0-14068
                                                -------

                               Memry Corporation
                               -----------------
      (Exact name of small business issuers as specified in its charter)


  Delaware                                                          06-1084424
------------------------------------------------------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation of organization

               57 Commerce Drive, Brookfield, Connecticut 06804
               ------------------------------------------------
                   (Address of principal executive offices)

                                (203) 740-7311
                                --------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No___

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of February 9, 1998, 18,472,412 of the registrant's common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes         No X
   ---        ---

                                     INDEX

PART I - FINANCIAL INFORMATION

      ITEM 1.  Financial Statements (Unaudited):

               Condensed Consolidated Balance Sheets as of December 31, 1997 and June 30, 1997

               Condensed Consolidated Statements of Operations for the three and six months ended December 31, 1997 and 1996

               Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1997 and 1996

               Notes to the Condensed Consolidated Financial Statements


      ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II   ---  OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MEMRY CORPORATION & SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)
================================================================================

                                                                DECEMBER 31,                JUNE 30,
                                                                    1997                      1997
                                                              ------------------        ------------------
ASSETS
Current Assets
     Cash and cash equivalents                                $          179,000        $           25,000
     Accounts receivable, less allowance for doubtful
         accounts                                                      2,379,000                 2,419,000
     Inventories                                                       1,947,000                 1,664,000
     Prepaid expenses and other                                          209,000                   369,000
     Assets of discontinued segment                                      756,000                   936,000
                                                              ------------------        ------------------
          Total current assets                                         5,470,000                 5,413,000
                                                              ------------------        ------------------

Property, Plant and Equipment, at cost                                 4,306,000                 4,109,000
     Less accumulated depreciation                                   (1,588,000)               (1,344,000)
                                                              ------------------        ------------------
                                                                       2,718,000                 2,765,000
                                                              ------------------        ------------------
Other Assets
     Patents and patent rights, less accumulated
         amortization                                                  1,801,000                 1,868,000
     Goodwill, less accumulated
         amortization                                                    940,000                   974,000
     Deferred financing costs, less accumulated
         amortization                                                     91,000                   103,000
     Investments in subsidiary/division                                        -                         -
     Deposits                                                             29,000                    29,000
                                                              ------------------        ------------------
                                                                       2,861,000                 2,974,000
                                                              ------------------        ------------------
          Total assets                                        $       11,049,000        $       11,152,000
                                                              ==================        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable and accrued expenses                    $        2,635,000        $        3,054,000
     Notes payable                                                       966,000                 2,255,000
     Reserve for loss on disposal                                              -                    90,000
     Current maturities of capital lease obligations                      17,000                    29,000
                                                              ------------------        ------------------
          Total current liabilities                                    3,618,000                 5,428,000
                                                              ------------------        ------------------

Capital lease obligations, less current maturities                        43,000                    43,000

Stockholders' Equity
     Common stock, $.01 par value; 30,000,000 authorized
         shares; shares issued and outstanding:
         December 31, 1997 - 18,338,752; June 30, 1997 -
         17,029,570                                                      184,000                   170,000
     Additional paid-in capital                                       40,176,000                39,630,000
     Accumulated deficit                                            (32,973,000)              (34,120,000)
                                                              ------------------        ------------------
          Total stockholders' equity                                   7,388,000                 5,681,000
                                                              ------------------        ------------------
              Total liabilities and stockholders' equity      $       11,049,000        $       11,152,000
                                                              ==================        ==================

                        MEMRY CORPORATION & SUBSIDIARY
                     Consolidated Statements of Operations
              For the Three Months Ended December, 1997 and 1996
                                  (Unaudited)
================================================================================


                                                                           1997                      1996
                                                                   ------------------        ------------------
Revenues
     Product Sales                                                 $        4,414,000        $        2,693,000
     Research and development                                                  96,000                   140,000
                                                                   ------------------        ------------------
                                                                            4,510,000                 2,833,000
                                                                   ------------------        ------------------

Cost of revenues
     Manufacturing                                                          1,822,000                 1,423,000
     Research and development                                                 172,000                   166,000
                                                                   ------------------        ------------------
                                                                            1,994,000                 1,589,000
                                                                   ------------------        ------------------

          Gross profit                                                      2,516,000                 1,244,000
                                                                   ------------------        ------------------
Operating expenses
     General, selling and administration                                    1,635,000                 1,217,000
     Depreciation and amortization                                             83,000                   252,000
                                                                   ------------------        ------------------
                                                                            1,718,000                 1,469,000
                                                                   ------------------        ------------------

          Operating income (loss)                                             798,000                 (225,000)

Other income (expense)
     Interest Expense                                                        (44,000)                  (72,000)
     Gain on disposition of assets                                                  -                         -
                                                                   ------------------        ------------------
                                                                             (44,000)                  (72,000)
                                                                   ------------------        ------------------

          Income (loss) from continuing operations before income taxes       754,000                 (297,000)
          Provision for income taxes                                        (115,000)                         -
                                                                   ------------------        ------------------

          Income (loss) from continuing operations                            639,000                 (297,000)

Discontinued Operations
     Loss from discontinued operations                                              -                  (44,000)
     Extraordinary gain on early retirement of debt                                 -                         -
                                                                   ------------------        ------------------
                                                                                    -                  (44,000)
                                                                   ------------------        ------------------
          Net income (loss)                                        $          639,000        $        (341,000)
                                                                   ==================        ==================
Basic Earnings Per Share:
     Income (loss) from continuing operations                      $             0.04        $           (0.02)
     Loss from discontinued operations                                              -                        -
                                                                   ------------------        ------------------
                                                                   $             0.04        $           (0.02)
                                                                   ==================        ==================

Diluted Earnings Per Share:
    Income (loss) from continuing operations                       $             0.03        $           (0.02)
    Loss from discontinued operations                                               -                        -
                                                                   ------------------        ------------------
                                                                   $             0.03        $           (0.02)
                                                                   ==================        ==================


                        MEMRY CORPORATION & SUBSIDIARY
                     Consolidated Statements of Operations
               For the Six Months Ended December, 1997 and 1996
                                  (Unaudited)
================================================================================

                                                                   ------------------        ------------------
                                                                           1997                      1996
                                                                   ------------------        ------------------
Revenues
     Product Sales                                                 $        8,395,000        $        4,959,000
     Research and development                                                 109,000                   140,000
                                                                   ------------------        ------------------
                                                                            8,504,000                 5,099,000
                                                                   ------------------        ------------------
Cost of revenues
     Manufacturing                                                          3,716,000                 2,704,000
     Research and development                                                 285,000                   166,000
                                                                   ------------------        ------------------
                                                                            4,001,000                 2,870,000
                                                                   ------------------        ------------------

          Gross profit                                                      4,503,000                 2,229,000
                                                                   ------------------        ------------------
Operating expenses
     General, selling and administration                                    2,955,000                 1,984,000
     Depreciation and amortization                                            166,000                   328,000
                                                                   ------------------        ------------------
                                                                            3,121,000                 2,312,000
                                                                   ------------------        ------------------

          Operating income (loss)                                           1,382,000                  (83,000)

Other income (expense)
     Interest Expense                                                        (99,000)                 (131,000)
     Gain on disposition of assets                                             25,000                    10,000
                                                                   ------------------        ------------------
                                                                             (74,000)                 (121,000)
                                                                   ------------------        ------------------

          Income (loss) from continuing operations before income taxes      1,308,000                 (204,000)
          Provision for income taxes                                        (160,000)                       -
                                                                   ------------------        ------------------

          Income (loss) from continuing operations                          1,148,000                 (204,000)

Discontinued Operations
     Loss from discontinued operations                                              -                 (272,000)
     Extraordinary gain on early retirement of debt                                 -                   140,000
                                                                   ------------------        ------------------
                                                                                    -                 (132,000)
                                                                   ------------------        ------------------

          Net Income                                               $        1,148,000        $        (336,000)
                                                                   ==================        ==================
Basic Earnings Per Share:
     Income (loss) from continuing operations                      $             0.07        $           (0.02)
     Loss from discontinued operations                                              -                        -
                                                                   ------------------        ------------------
                                                                   $             0.07        $           (0.02)
                                                                   ==================        ==================
Diluted Earnings Per Share:
     Income (loss) from continuing operations                      $             0.06        $           (0.02)
     Loss from discontinued operations                                              -                        -
                                                                   ------------------        ------------------
                                                                   $             0.06        $           (0.02)
                                                                   ==================        ==================

                        MEMRY CORPORATION & SUBSIDIARY
                     Consolidated Statements of Cash Flows
              For the Six Months Ended December 31, 1997 and 1996
                                  (Unaudited)
================================================================================

                                                                           1997                      1996
                                                                   ------------------        ------------------
Cash Flows From Operating Activities
     Net Income (Loss)                                             $        1,147,000        $      (337,000)
     Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
       Depreciation and amortization                                          358,000                 354,004
       Gain on early retirement of debt                                             -               (140,000)
       Non-cash compensation                                                   82,000                  65,000
       Change in operating assets and liabilities:
          Decrease (increase) in accounts receivable                          426,000               (942,000)
          Decrease (increase) in inventories                                (265,000)               (212,000)
          Decrease (increase) in prepaid expenses and other                   178,000                  17,000
          (Decrease) increase in accounts payable and
            accrued expenses                                                (684,000)                 508,000
          (Decrease)increase in unearned revenue                                    -                       -
          (Decrease) increase in other assets                                  47,000                (20,000)
          (Decrease) increase in deferred income                                    -               (150,000)
                                                                   ------------------        ----------------
              Net cash provided by (used in) operating activities           1,289,000               (856,996)

Cash Flows From Investing Activities
     Purchases of property, plant and equipment                             (198,000)               (139,000)
                                                                   ------------------        ----------------
              Net cash provided by (used in) investing activities           (198,000)               (139,000)
                                                                   ------------------        ----------------
Cash Flows From Financing Activities
     Proceeds from sale of common stock, net                                  477,000                   1,000
     Proceeds from (repayment of) short-term borrowings                   (1,263,000)               1,084,000
     Principal payments on notes payable                                    (138,000)                       -
     Payments on capital lease obligations                                   (13,000)                       -
     Deferred financing costs                                                       -               (120,000)
                                                                   ------------------        ----------------
              Net cash provided by (used in) financing activities           (937,000)                 965,000
                                                                   ------------------        ----------------
              (Decrease) increase in cash and
                 cash equivalents                                             154,000                (30,996)

Cash and cash equivalents, beginning of period                                 25,000                  57,000
                                                                   ------------------        ----------------

Cash and cash equivalents, end of period                           $          179,000        $          26,004
                                                                   ==================        =================

                        MEMRY CORPORATION & SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note A.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998 ("fiscal 1998"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended June 30, 1997 ("fiscal 1997") of Memry Corporation (the "Company"), as amended.

During the fourth quarter of fiscal 1997, the Company announced its decision to cease operations at its wholly-owned subsidiary, Wright Machine Corporation ("Wright"), and to commence the liquidation of Wright's assets. All of Wright's manufacturing operations ceased on June 5, 1997, and the results of operations of Wright have therefore been presented as a discontinued operation in the financial statements.

Additionally, certain 1996 financial statement amounts have been reclassified to conform with the 1997 financial statement presentation.

Note B.  INVENTORIES

Inventories at December 31, 1997 and June 30, 1997, are summarized as follows:

                                                     December          June
                                                     --------          ----

Raw Materials                                      $  868,000        $  398,000
Work-in-process                                       999,000         1,478,000
Finished goods                                        770,000           478,000
Allowance for slow-moving                            (690,000)         (690,000)
and obsolete inventory                              ----------       ----------
                                                    1,947,000         1,664,000

Note C.   EARNINGS PER SHARE

The FASB has issued Statement No. 128, "Earnings per Share," which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options and warrants, outstanding which trade in a public market. The Company now presents basic earnings (loss) per share and diluted earnings (loss) per share in its statement of operations. Basic earnings (loss) per share amounts are computed by dividing income (loss) from continuing and discontinued operations by the weighted-average number of common shares outstanding. Diluted per-share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

The Company has initially applied Statement No. 128 for the three month and six month periods ended December 31, 1997 and, as required by Statement No. 128, has restated all per share information for the prior periods to conform with the December 31, 1997 presentation.

For the periods presented, there were no items which changed the income (loss) from continuing and discontinued operations as presented in the statements of operations and the amounts used to compute basic and diluted earnings (loss) per share. The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings (loss) per share. For the three month and six month periods ended December 31, 1996, common stock equivalents have been excluded from the computation of the net loss per share because inclusion of such equivalents is antidilutive.


                                                -------------------------------------
                                       Three Months     Three Months    Six Months      Six Months
                                          Ended            Ended          Ended           Ended
                                        12/31/97         12/31/96        12/31/97        12/31/96
                                        --------         --------        --------        --------
Number of Basic Shares Outstanding      17,542,364       16,674,311      17,284,227      15,340,577
Effect of Dilutive Securities:
 Warrants                                2,951,760           *            2,849,162          *
 Options                                   416,722           *              330,811          *
                                        -----------------------------------------------------------
Number of Fully Diluted Shares
Outstanding                             20,910,846        16,674,311     20,464,220      15,340,577
                                        ===========================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results. Certain statements under this caption may constitute "forward-looking statements". See Part II "Other Information".

(a)  RESULTS OF OPERATIONS

Six Months Ended December 31, 1997 compared to six months ended December 31,
---------------------------------------------------------------------------
1996
----

Revenues. Revenues from continuing operations increased 67% to $8,504,000 for the first six months of fiscal year 1998 from $5,099,000 during the same period in fiscal 1997. The increase of $3,405,000 is primarily due to significantly increased product sales to Raychem Corporation ("Raychem") pursuant to the Company's private label/distribution agreement with Raychem, to Raychem as an original equipment manufacturer, to United States Surgical Corporation and of shape memory alloy ("SMA") products for various medical applications to various other customers.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) increased to $4,001,000 for the six months ended December 31, 1997 from $2,870,000 during the same six month period in fiscal 1997. This increase of $1,131,000 or 39% was entirely attributable to the 67% increase in revenues. Due to both increased efficiencies from greater sales volume and a change in the Company's product mix away from plumbing and consumer finished products and assemblies and towards higher margin medical industry products, the Company's gross margin from sales increased to 53% for the six months ended December 31, 1997, from a 44% margin in the comparable period in fiscal 1997.

General, selling and administrative expenses (including amortization) increased $809,000, or 35%, to $3,121,000 for the six months ended December 31, 1997, as compared to $2,312,000 during the same period of fiscal 1997. This increase is primarily attributable to the greater size of the Company and its operations. Interest expense decreased to $99,000 in the first half of fiscal 1998 from $131,000 in the comparable period of fiscal 1997. The decrease was due to (i) lower interest rates of the Company's credit facilities with its lender, when compared to higher interest rates of its prior credit facility which was refinanced in the first quarter of fiscal 1997 and (ii) a reduced average balance in the Company's revolving line of credit as compared to the same period in fiscal 1997. The Company recorded a provision for income taxes of $160,000 for the first six months of fiscal 1998. No such provision was recorded for the first half of fiscal 1997. Such provision reflects an effective tax rate less than the statutory rate due principally to the benefits arising from net operating loss carryforwards available to the Company.

Net Income. Primarily as a result of the Company's 67% increase in revenues and a proportionately smaller increase in manufacturing costs and general, selling and administrative expense, the Company was able to realize income from continuing operations of $1,148,000 for the six month period ended December 31, 1997 as compared with a loss from continuing operations of $204,000 for the same period in fiscal 1997. For the same reasons, the Company realized net income of $1,148,000 for the first half of fiscal 1998, as opposed to a net loss of $336,000 for the first half of fiscal 1997.

Three  Months Ended December 31, 1997 compared to three months ended
---------------------------------------------------------------------
December 31, 1996
-----------------

Revenues. Revenues from continuing operations increased 59% to $4,510,000 for the second quarter of fiscal year 1998 from $2,833,000 during the same period in fiscal 1997. The increase of $1,677,000 is primarily due to significantly increased product sales to Raychem Corporation ("Raychem") pursuant to the Company's private label/distribution agreement with Raychem, to United States Surgical Corporation and of shape memory alloy ("SMA") products for various medical applications.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) increased to $1,994,000 for the three months ended December 31, 1997 from $1,589,000 during the same three month period in fiscal 1997. This increase of $405,000 or 26% was attributable to the 59% increase in revenues. Due to both increased efficiencies from greater sales volume and a change in the Company's product mix away from lower margin industrial applications and into higher margin medical device and medical assemblies business, the Company's gross margin from sales increased to 56% for the three months ended December 31, 1997, from a 44% margin in the comparable period in fiscal 1997.

General, selling and administrative expenses (including amortization) increased $249,000 or 17%, to $1,718,000 for the three months ended December 31, 1997, as compared to $1,469,000 during the same period of fiscal 1997. This increase is primarily attributable to the Company's recent efforts to higher additional professional employees and manufacturing staff to support increased sales volume. Interest expense decreased to $44,000 in the second quarter of fiscal 1998 from $72,000 during the comparable quarter of fiscal 1997. The decrease was due primarily to a reduced average balance in the Company's working capital line of credit as compared to the same period in fiscal 1997. The Company recorded a provision for income taxes of $115,000 for the second quarter of fiscal 1998. No such provision was recorded for the second quarter of fiscal 1997. Such provision reflects an effective tax rate less than the statutory rate due principally to the benefits arising from net operating loss carryforwards available to the Company.

Net Income. Primarily as a result of the Company's 59% increase in revenues and a significantly smaller relative increase in manufacturing costs, the Company was able to realize income from continuing operations of $639,000 for the three month period ended December 31, 1997 as compared with a loss from continuing operations of $297,000 for the same period in fiscal 1997. For the same reasons, the Company realized net income of $639,000 for the second quarter of fiscal 1998, as opposed to net loss of $ 341,000 for the second quarter of fiscal 1997.

(b)  LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company's cash and cash equivalents balance was $179,000, an increase of $154,000 from $25,000 at the start of fiscal 1998. Cash provided by operations was $1,289,000 for the six months ended December 31, 1997. Offsetting in part the cash provided by operations was cash used in investing activities of $198,000 for the purchase of property, plant and equipment, and $937,000 used in financing activities, primarily to repay debt. Cash provided by operations of $1,289,000 for the six months ended December 31, 1997 represents a significant improvement from the comparable period in fiscal 1997 when $856,996 was used for operations (including discontinued operations). This improvement is primarily due to increased sales volume, with accompanying increased margins, the shut down of Wright and an increase in receivables. Cash used in financing activities for the six month period ended December 31, 1997 was $937,000 as opposed to $965,000 of cash provided by financing activities for the comparable period in fiscal 1997. The $937,000 of cash used in financing activities during the six months ended December 31, 1997 was for debt reduction of $1,414,000 offset by $477,000 of proceeds from the sale of common stock and the exercise of outstanding warrants to purchase common stock. During the six months ended December 31, 1996 cash provided by financing activities consisted of increased bank borrowings needed to finance increased sales volume which generated much higher receivables. Working capital at December 31, 1997 was $1,852,000, up significantly from a working capital deficit of $15,000 at June 30, 1997.

On August 9, 1996, the Company entered into a term and revolving loan agreement with Affiliated Business Credit Corporation ("ABCC"), a commercial financing subsidiary of First Union Bank, allowing up to $2.635 million of aggregate borrowings in the form of a term loan and a revolver. The term loan is a five year $1.135 million loan, with principal payable in monthly installments of approximately $19,000. Due to payments on the term loan, including a prepayment upon the sale of Wright's machinery and equipment, the unpaid balance of the term loan as of December 31, 1997 was $337,000. The entire unpaid balance, if not earlier demanded, is due and payable on July 31, 2001; provided, however, that ABCC has the right to accelerate the loan and require full payment upon demand. Interest on the term loan accrues at the rate of prime plus 2.25%. The revolving credit facility provides for borrowings at the lesser of $1.5 million or the sum of (a) 80% of eligible accounts receivable plus (b) the lesser of $500,000 or 25% of eligible inventory. Borrowings pursuant to the revolving loan agreement are due upon demand and bear interest, payable monthly, at prime plus 2%. As of December 31, 1997 the Company had $260,000 outstanding on the revolving line of credit and had unused availability under the line of credit of $1,240,000. The loan documents contain standard covenants, including restrictions on dividends and other payments, and provide for security interests in substantially all of the Company's consolidated assets. At the August 9, 1996 closing, Wright's debt to Fleet Bank was repaid with a $140,000, or 16%, discount.

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

The Company intends to spend between $600,000 and $800,000 on capital expenditures prior to fiscal 1998 year end in order to handle its expected continuing increased sales volume of SMA materials and expansion into the medical device and medical assebly business. The Company expects that it will be able to pay for these expenditures out of existing working capital and/or cash flow generated from its operations during the current fiscal year.

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

The Company believes that the combination of its improved operating profits and its historical ability to raise equity capital will be sufficient to meet the Company's working capital requirements in the short-term (assuming that CII's put rights are not triggered and exercised and, as stated above, the Company intends not to cause said put rights to become exercisable).

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


ITEM 2.  CHANGES IN SECURITIES

On October 10,1997, the Company sold 10,000 shares of its common stock to each of James Proft, Phillipe Poncet and Ray Serna upon exercise of warrants by each such individual to purchase shares of the Company's common stock at a price of $0.01 per share. Messrs. Proft, Poncet and Serna are all employees of the Company, and Mr. Proft is an executive officer of the Company. The offers and sales to such individuals were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. On October 23, 1997, the Company issued 874 shares of its common stock to each of its four non-employee directors as compensation for services rendered to the Company by such directors during the Company's fiscal quarter ended September 30, 1997. The offers and sales to such non-employee directors were exempt from the registration requirements of the Securities Act pursuant Section 4(2) of the Securities Act and Regulation D promulgated thereunder. On November 25, 1997, the Company sold 1,127,214 shares of its common stock to Raychem Corporation ("Raychem") upon the full exercise by Raychem of its warrant to purchase 1,130,000 shares of the Company's common stock at a purchase price of $0.01 per share on a net-exercise basis, whereby Raychem's equity interest in some warrants was used to pay the purchase price for the warrants being exercised. The offer and sale to Raychem was exempt from the registration requirments of the Securities Act pursuant to Sections 3(a)(9) and 4(2) of the Securities Act. On October 30, 1997, and December 15, 1997, respectively, the Company sold 43,525 and 83,080 shares of its common stock to American Equities Overseas, Inc. ("AEO") (some of the shares were registered in the name of Republic New York Securities Corp. for the benefit of AEO), for a purchase price of $2.00 per share upon the exercise of certain warrants held by AEO. The offer and sale to AEO upon the exercise of such warrants were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D thereunder. On December 23, 1997, the Company sold 19,867 shares of its common stock to James G. Binch, the Company's Chairman, President and Chief Executive Officer, and a director, in exchange for the forgiveness by Mr. Binch of a $60,000 promissory note issued to him by the Company (a price of $3.02 per share). The offer and sale to Mr. Binch was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 10, 1997, the Company held its annual meeting of stockholders. At such meeting, the Company's five directors, James G. Binch, Nicholas J. Grant, Jack H. Halperin, Esq., W. Andrew Krusen, Jr. and John A. Morgan were re-elected to the Company's Board of Directors by the vote specified below:

                                           No. of Votes                                        Broker
Nominee                              For          Against/Withheld       Abstentions          Non-Votes
-------                              ---          ----------------       -----------          ---------
James G. Binch                   14,877,322             5,138                 0                   0
Nicholas J. Grant                14,847,607            34,853                 0                   0
Jack H. Halperin, Esq..          14,877,582             4,878                 0                   0
W. Andrew Krusen, Jr.            14,877,607             4,853                 0                   0
John A. Morgan                   14,877,582             4,853                 0                   0

In addition, the Company's stockholders approved the Company's 1997 Long-Term Incentive Plan, by a vote of 9,939,159 in favor, 41,583 opposed and 29,864 abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit
Number                   Description of Exhibit
------                   ----------------------

 10.1     Memry Corporation's 1997 Long-Term Incentive Plan, as amended.

 10.2 Form of Nontransferable Incentive Stock Option Agreement under the Company's 1997 Long-Term Incentive Plan (for non-California employees).

 10.3 Employment Agreement, dated as of the 29th day of October, 1997, between Thomas D. Carey and the Company.

 10.4 Letter Agreement, dated December 23, 1997, between James G. Binch and the Company relating to the exchange of a promissory note for the Company's common stock.


 27       Financial Data Schedule

(b) REPORTS ON FORM 8-K

On December 30, 1997, the Company filed a Current Report on Form 8-K reporting the extension of the expiration date for a series of 414,525 warrants to purchase shares of the Company's common stock at a price of $5.00 per share from December 15, 1997 to June 15, 1998.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                        Memry Corporation
                                        -----------------

Date: February 12, 1998                 /s/ James G.Binch
      -----------------                 -------------------------------
                                        James G. Binch
                                        President, CEO, Treasurer and Chairman
                                        of the Board

Date: February 12, 1998                 /s/ Thomas D. Carey
      -----------------                 -------------------------------
                                        Thomas D. Carey
                                        Chief Financial Officer