Form 10QSB
period 1998-03-31
MEMRY CORP
filed 1998-05-15
CIK 720896

                    U.S. Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998
                 ---------------------------------------------
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                            THE EXCHANGE ACT OF 1934


                  For the transition period from           to
                  -------------------------------------------

                         Commission File Number 0-14068
                         ------------------------------

                               Memry Corporation
                               -----------------
       (Exact name of small business issuer as specified in its charter)


  Delaware                                                          06-1084424
  ----------------------------------------------------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
  of incorporation or organization)


                57 Commerce Drive, Brookfield, Connecticut 06804
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (203) 740-7311
                                 --------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of April 12, 1998, 19,024,670 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):


Yes         No X
-----------------

                                     INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited):

     Condensed Consolidated Balance Sheets as of March 31, 1998 and June 30,
     1997

     Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 1998 and 1997

     Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1998 and 1997

     Notes to the Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         MEMRY CORPORATION & SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                            MARCH 31,      JUNE 30,
                                                              1998           1997
                                                          -------------  -------------

ASSETS
Current Assets
   Cash and cash equivalents                              $    261,000   $     25,000
   Accounts receivable, less allowance for doubtful
      accounts                                               2,864,000      2,419,000
   Inventories                                               1,893,000      1,664,000
   Prepaid expenses and other                                  251,000        369,000
   Assets of discontinued segment                              764,000        936,000
                                                          ------------   ------------

      Total current assets                                   6,033,000      5,413,000
                                                          ------------   ------------

Property, Plant and Equipment, at cost                       4,415,000      4,109,000
   Less accumulated depreciation                            (1,708,000)    (1,344,000)
                                                          ------------   ------------

                                                             2,707,000      2,765,000
                                                          ------------   ------------

Other Assets
   Patents and patent rights, less accumulated
      amortization                                           1,767,000      1,868,000
   Goodwill, less accumulated
      amortization                                             923,000        974,000
   Deferred financing costs, less accumulated
      amortization                                              84,000        103,000
   Deposits                                                     29,000         29,000
                                                          ------------   ------------

                                                             2,803,000      2,974,000
                                                          ------------   ------------

      Total assets                                        $ 11,543,000   $ 11,152,000
                                                          ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses                  $  2,232,000   $  3,054,000
   Notes payable                                             1,096,000      2,255,000
   Reserve for loss on disposal                                      -         90,000
   Current maturities of capital lease obligations              11,000         29,000
                                                          ------------   ------------

      Total current liabilities                              3,339,000      5,428,000
                                                          ------------   ------------

Capital lease obligations, less current maturities              50,000         43,000

Stockholders' Equity
   Common stock, $.01 par value; 30,000,000 authorized
      shares; shares issued and outstanding:
      March  31, 1998 - 18,922,096; June 30, 1997 -
       17,029,570                                              190,000        170,000
   Additional paid-in capital                               40,195,000     39,630,000
   Accumulated deficit                                     (32,231,000)   (34,120,000)
                                                          ------------   ------------

      Total stockholders' equity                             8,154,000      5,681,000
                                                          ------------   ------------

         Total liabilities and stockholders' equity       $ 11,543,000   $ 11,152,000
                                                          ============   ============


                         MEMRY CORPORATION & SUBSIDIARY
                     Consolidated Statements of Operations
               For the Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)

                                                                         1998         1997
                                                                      -----------  -----------

Revenues
   Product Sales                                                      $4,813,000   $2,828,000
   Research and development                                               50,000       32,000
                                                                      ----------   ----------

                                                                       4,863,000    2,860,000
                                                                      ----------   ----------

Cost of revenues
   Manufacturing                                                       2,302,000    1,695,000
   Research and development                                              190,000       63,000
                                                                      ----------   ----------

                                                                       2,492,000    1,758,000
                                                                      ----------   ----------

      Gross profit                                                     2,371,000    1,102,000
                                                                      ----------   ----------

Operating expenses
   General, selling and administration                                 1,525,000    1,139,000
   Depreciation and amortization                                          83,000      163,000
                                                                      ----------   ----------

                                                                       1,608,000    1,302,000
                                                                      ----------   ----------

      Operating income (loss)                                            763,000     (200,000)

Other income (expense)
   Interest Expense                                                      (22,000)     (71,000)
   Gain on disposition of assets                                               -            -
                                                                      ----------   ----------

                                                                         (22,000)     (71,000)
                                                                      ----------   ----------

      Income (loss) from continuing operations before income taxes       741,000     (271,000)
      Provision for income taxes                                               -            -
                                                                      ----------   ----------

      Income (loss) from continuing operations                           741,000     (271,000)

Discontinued Operations
   Loss from discontinued operations                                           -     (208,000)
   Extraordinary gain on early retirement of debt                              -            -
                                                                      ----------   ----------

                                                                               -     (208,000)
                                                                      ----------   ----------

      Net income (loss)                                               $  741,000   $ (479,000)
                                                                      ==========   ==========

Basic Earnings Per Share:
   Income (loss) from continuing operations                                $0.04       $(0.02)
   Loss from discontinued operations                                           -        (0.01)
                                                                                        ------

                                                                           $0.04       $(0.03)
                                                                           =====       =======
Diluted Earnings Per Share:
  Income (loss) from continuing operations                                 $0.04       $(0.02)
  Loss from discontinued operations                                            -        (0.01)
                                                                                        ------

                                                                           $0.04       $(0.03)
                                                                           =====       =======

                         MEMRY CORPORATION & SUBSIDIARY
                     Consolidated Statements of Operations
               For the Nine Months Ended March 31, 1998 and 1997
                                  (Unaudited)

                                                                          1998         1997
                                                                      ------------  -----------

Revenues
   Product Sales                                                      $13,207,000   $7,787,000
   Research and development                                               158,000      172,000
                                                                      -----------   ----------

                                                                       13,365,000    7,959,000
                                                                      -----------   ----------

Cost of revenues
   Manufacturing                                                        6,016,000    4,400,000
   Research and development                                               475,000      229,000
                                                                      -----------   ----------

                                                                        6,491,000    4,629,000
                                                                      -----------   ----------

      Gross profit                                                      6,874,000    3,330,000
                                                                      -----------   ----------

Operating expenses
   General, selling and administration                                  4,480,000    3,124,000
   Depreciation and amortization                                          249,000      491,000
                                                                      -----------   ----------

                                                                        4,729,000    3,615,000
                                                                      -----------   ----------

      Operating income (loss)                                           2,145,000     (285,000)

Other income (expense)
   Interest Expense                                                      (121,000)    (203,000)
   Gain on disposition of assets                                           25,000       10,000
                                                                      -----------   ----------

                                                                          (96,000)    (193,000)
                                                                      -----------   ----------

      Income (loss) from continuing operations before income taxes      2,049,000     (478,000)
      Provision for income taxes                                         (160,000)           -
                                                                      -----------   ----------

      Income (loss) from continuing operations                          1,889,000     (478,000)

Discontinued Operations
   Loss from discontinued operations                                            -     (480,000)
   Extraordinary gain on early retirement of debt                               -      140,000
                                                                      -----------   ----------

                                                                                -     (340,000)
                                                                      -----------   ----------

      Net Income                                                      $ 1,889,000   $ (818,000)
                                                                      ===========   ==========

Basic Earnings Per Share:
   Income (loss) from continuing operations                                 $0.11       $(0.03)
   Loss from discontinued operations                                            -        (0.02)
                                                                                         ------

                                                                            $0.11       $(0.05)
                                                                            =====       =======

Diluted Earnings Per Share:
   Income (loss) from continuing operations                                 $0.09       $(0.03)
   Loss from discontinued operations                                            -        (0.02)
                                                                                         ------

                                                                            $0.09       $(0.05)
                                                                            =====       =======

                         MEMRY CORPORATION & SUBSIDIARY
                     Consolidated Statements of Cash Flows
               For the Nine Months Ended March 31, 1998 and 1997
                                  (Unaudited)

                                                                    1998          1997
                                                                ------------  ------------

Cash Flows From Operating Activities
   Net Income (Loss)                                            $ 1,889,000   $  (817,000)
   Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
    Depreciation and amortization                                   536,000       530,000
    Gain on early retirement of debt                                      -      (140,000)
    Non-cash compensation                                            82,000        65,000
    Stock Registration                                                    -       (50,000)
    Change in operating assets and liabilities:
      Decrease (increase) in accounts receivable                    (40,000)   (1,553,000)
      Decrease (increase) in inventories                           (214,000)        9,000
      Decrease (increase) in prepaid expenses and other             134,000       (54,000)
      (Decrease) increase in accounts payable and
       accrued expenses                                          (1,130,000)    1,288,000
      (Decrease) increase in other assets                            47,000       (13,000)
      (Decrease) increase in deferred income                              -      (150,000)
                                                                -----------   -----------

         Net cash provided by (used in) operating activities      1,304,000      (885,000)
                                                                -----------   -----------

Cash Flows From Investing Activities
   Purchases of property, plant and equipment                      (306,000)     (122,000)
                                                                -----------   -----------

         Net cash provided by (used in) investing activities       (306,000)     (122,000)
                                                                -----------   -----------

Cash Flows From Financing Activities
   Interdivisional cash advances                                     26,000             -
   Proceeds from sale of common stock, net                          503,000             -
   Proceeds from (repayment of) short-term borrowings              (964,000)    1,077,000
   Principal payments on notes payable                             (195,000)            -
   Payments on capital lease obligations                            (11,000)       (7,000)
   Increase (decrease) in bank overdraft                           (121,000)            -
   Deferred financing costs                                               -      (120,000)
                                                                -----------   -----------

         Net cash provided by (used in) financing activities       (762,000)      950,000
                                                                -----------   -----------

         (Decrease) increase in cash and
           cash equivalents                                         236,000       (57,000)

Cash and cash equivalents, beginning of period                       25,000        57,000
                                                                -----------   -----------

Cash and cash equivalents, end of period                        $   261,000   $         -
                                                                ===========   ===========

                         MEMRY CORPORATION & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note A.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998 ("fiscal 1998"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended June 30, 1997 ("fiscal 1997") of Memry Corporation (the "Company"), as amended.

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

Additionally, certain 1997 financial statement amounts have been reclassified to conform with the 1998 financial statement presentation.

Note B.  INVENTORIES

Inventories at March 31, 1998 and June 30, 1997, are summarized as follows:

                                March        June
                             -----------  -----------
Raw Materials                $  894,000   $  398,000
Work-in-process                 911,000    1,478,000
Finished goods                  778,000      478,000
Allowance for slow-moving
 and obsolete inventory        (690,000)    (690,000)
                             ----------   ----------
                              1,893,000    1,664,000

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

The Company has initially applied Statement No. 128 for the three month and nine month periods ended March 31, 1998 and as required by Statement No. 128, has restated all per share information for the prior periods to conform with the March 31, 1998 presentation.

For the periods presented, there were no items which changed the income (loss) from continuing and discontinued operations as presented in the statements of operations and the amounts used to compute basic and diluted earnings (loss) per share. The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings (loss) per share. For the three month and nine month periods ended March 31, 1997, common stock equivalents have been excluded from the computation of the net loss per share because inclusion of such equivalents is antidilutive.

                                      Three Months  Three Months  Nine Months  Nine Months
                                         Ended         Ended         Ended        Ended
                                           3/31/98       3/31/97      3/31/98      3/31/97
                                        ----------    ----------   ----------  -----------
Number of Basic Shares Outstanding      18,504,856    16,717,354   17,691,103   15,792,802
Effect of Dilutive Securities:
Warrants                                 2,050,584      *           2,582,983     *
Options                                    407,957      *             356,526     *
                                        ----------  ------------   ----------  -----------
Number of Fully Diluted Shares
Outstanding                             20,963,397    16,717,354   20,630,612   15,792,802
                                        ==========    ==========   ==========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results. Certain statements under this caption may constitute "forward-looking statements". See Part II "Other Information".

(a)  RESULTS OF OPERATIONS

Nine months ended March 31, 1998 compared to nine months ended March 31, 1997
-----------------------------------------------------------------------------

Revenues. Revenues from continuing operations increased 68% to $13,365,000 for the first nine months of fiscal year 1998 from $7,959,000 during the same period in fiscal 1997. The increase of $5,406,000 is primarily due to significantly increased product sales to Raychem Corporation ("Raychem") pursuant to the Company's private label/distribution agreement with Raychem, to Raychem as an original equipment manufacturer, to United States Surgical Corporation and of shape memory alloy ("SMA") products for various medical applications to various other customers.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) increased to $6,491,000 for the nine months ended March 31, 1998 from $4,629,000 during the same nine month period in fiscal 1997. This increase of $1,862,000 or 40% was attributable to the 68% increase in revenues. Due to both increased efficiencies from greater sales volume and a change in the Company's product mix away from low margin industrial and consumer products and towards higher margin medical industry products, the Company's gross margin from sales increased to 51% for the nine months ended March 31, 1998 from a 42% margin in the comparable period in fiscal 1997.

General, selling and administrative expenses (including amortization) increased $1,114,000, or 31%, to $4,729,000 for the nine months ended March 31, 1998, as compared to $3,615,000 during the same period of fiscal 1997. This increase is due both to the greater size of the organization and one time expenses attributable to consulting costs related to the upgrading of the Company's information systems. Interest expense decreased to $121,000 in the first nine months of fiscal 1998 from $203,000 in the comparable period of fiscal 1997. The decrease was due to (i) lower interest rates on the Company's current credit facilities when compared to higher interest rates of its prior credit facility which was refinanced in the first quarter of fiscal 1997 and (ii) a reduced average balance in the Company's revolving line of credit as compared to the same period in fiscal 1997. The Company recorded a provision for income taxes of $160,000 for the first nine months of fiscal 1998. No such provision was recorded for the first nine months of fiscal 1997. Such provision reflects an effective tax rate less than the statutory rate due principally to the benefits arising from net operating loss carryforwards available to the Company.

Net Income. Primarily as a result of the Company's 68% increase in revenues and a proportionately smaller increase in manufacturing costs and general, selling and administrative expenses, the Company was able to realize income from continuing operations of $1,889,000 for the nine month period ended March 31, 1998 as compared with a loss from continuing operations of $478,000 for the same period in fiscal 1997. For the same reasons, the Company realized net income of $1,889,000 for the first nine months of fiscal 1998, as opposed to a net loss of $818,000 for the first nine months of fiscal 1997.

Three  months ended  March 31, 1998 compared to three months ended March 31,
----------------------------------------------------------------------------
1997.
-----

Revenues. Revenues from continuing operations increased 70% to $4,863,000 for the third quarter of fiscal year 1998 from $2,860,000 during the same period in fiscal 1997. The increase of $2,003,000 is primarily due to significantly increased product sales to Raychem Corporation ("Raychem") pursuant to the Company's private label/distribution agreement with Raychem, to United States Surgical Corporation and of shape memory alloy ("SMA") products for various medical applications.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) increased to $2,492,000 for the three months ended March 31, 1998 from $1,758,000 during the same three month period in fiscal 1997. This increase of $734,000 or 42% was attributable to the 70% increase in revenues. Due to both increased efficiencies from greater sales volume and a change in the Company's product mix away from lower margin industrial applications and into the higher margin medical device and medical assemblies business, the Company's gross margin from sales increased to 49% for the three months ended March 31, 1998, from a 39% margin in the comparable period in fiscal 1997.

General, selling and administrative expenses (including amortization) increased $306,000 or 24%, to $1,608,000 for the three months ended March 31, 1998, as compared to $1,302,000 during the same period of fiscal 1997. This increase is primarily attributable to the Company's recent efforts to higher additional professional employees and manufacturing staff to support increased sales volume
and consulting expense related to information system upgrades.   Interest
expense decreased to $22,000 in the third quarter of fiscal 1998 from $71,000 during the comparable quarter of fiscal 1997. The decrease was due primarily to a reduced average balance in the Company's working capital line of credit as compared to the same period in fiscal 1997. The Company recorded no provision for income taxes in the third quarter of fiscal 1998 as previous accruals during fiscal 1998 appear sufficient. Similarly, no tax provision was recorded for the
third quarter of fiscal 1997.   Such tax planning reflects an effective tax rate
less than the statutory rate due principally to the benefits arising from net operating loss carryforwards available to the Company.

Net Income. Primarily as a result of the Company's 70% increase in revenues and a significantly smaller relative increase in manufacturing costs, the Company was able to realize income from continuing operations of $741,000 for the three month period ended March 31, 1998 as compared with a loss from continuing operations of $271,000 for the same period in fiscal 1997. For the same reasons, the Company realized net income of $741,000 for the third quarter of fiscal 1998, as opposed to net loss of $479,000 for the third quarter of fiscal 1997.

(b)  LIQUIDITY AND CAPITAL RESOURCES

At March 31 1998, the Company's cash and cash equivalents balance was $261,000, an increase of $236,000 from $25,000 at the start of fiscal 1998. Cash provided by operations was $1,304,000 for the nine months ended March 31, 1998. Offsetting in part the cash provided by operations was cash used in investing activities of $306,000 for the purchase of property, plant and equipment, and $762,000 used in financing activities, primarily to repay debt. Cash provided by operations of $1,304,000 for the nine months ended March 31, 1998 represents a significant improvement from the comparable period in fiscal 1997 when $885,000 was used for operations (including discontinued operations). This improvement is primarily due to increased sales volume, with accompanying increased margins and the shut down of Wright. Cash used in financing activities for the nine month period ended March 31, 1998 was $762,000 as opposed to $950,000 of cash provided by financing activities for the comparable period in fiscal 1997. The $762,000 of cash used in financing activities during the nine months ended March 31, 1998 was for debt reduction of $1,265,000 offset by $503,000 of proceeds from the sale of common stock and the exercise of outstanding warrants to purchase common stock. During the nine months ended March 31, 1998 cash provided by financing activities consisted of increased bank borrowings needed to finance increased sales volume which generated much higher receivables. Working capital at March 31, 1998 was $2,694,000, up significantly from a working capital deficit of $15,000 at June 30, 1997.

On August 9, 1996, the Company entered into a term and revolving loan agreement with Affiliated Business Credit Corporation ("ABCC"), a commercial financing subsidiary of First Union Bank, allowing up to $2.635 million of aggregate borrowings in the form of a term loan and a revolver. The term loan is a five year $1.135 million loan, with principal payable in monthly installments of approximately $19,000. Due to payments on the term loan, including a prepayment upon the sale of Wright's machinery and equipment, the unpaid balance of the term loan as of March 31, 1998 was $280,000. The entire unpaid balance, if not earlier demanded, is due and payable on July 31, 2001; provided, however, that ABCC has the right to accelerate the loan and require full payment upon demand. Interest on the term loan accrues at the rate of prime plus 2.25%. The revolving credit facility provides for borrowings at the lesser of $1.5 million or the sum of (a) 80% of eligible accounts receivable plus (b) the lesser of $500,000 or 25% of eligible inventory. Borrowings pursuant to the revolving loan agreement are due upon demand and bear interest, payable monthly, at prime plus 2%. As of March 31, 1998, the Company had $446,000 outstanding on the revolving line of credit and had unused availability under the line of credit of $1,054,000. The loan documents contain standard covenants, including restrictions on dividends and other payments, and provide for security interests in substantially all of the Company's consolidated assets. At the August 9, 1996 closing, Wright's debt to Fleet Bank was repaid with a $140,000, or 16%, discount.

The Company has in the past grown through acquisitions (including both the acquisition of Raychem's nickel-titanium product line and the Company's earlier acquisition of Wright) and, as part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company's existing businesses. The Company intends to use available cash from operations, sales of equity and, when and if obtained, an acquisition credit facility, to finance any such acquisitions that may be sought in the future. The Company does not currently, however, contemplate any material acquisitions for fiscal 1998.

The Company intends to spend between $600,000 and $800,000 on capital expenditures prior to fiscal 1998 year end in order to handle its expected continuing increased sales volume of SMA materials and expansion into the medical device and medical assembly business. The Company expects that it will be able to pay for these expenditures out of existing working capital and/or
cash flow generated from its operations during the current fiscal year.   The
Company may, however, enter into capital lease arrangements to finance select fixed assets where management deems such financing arrangements to be appropriate.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if: (i) at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding business operations relating to Wright's production of screw machine products and taper pins and the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut, excluding all banks associated with Wright; or (ii) the Company fails to keep the Registration Statement on Form S-2 that went effective on January 31, 1997 (the "Registration Statement"), covering the offer and sale by certain of the Company's shareholders (including CII) of up to 3,550,630 shares (including up to 3,041,963 shares beneficially owned by CII, 250,000 of which have been sold pursuant to the Registration Statement) of the Company's common stock, in effect for an aggregate of 120 days during any rolling twelve month period during the three years which the Company is required to maintain the effectiveness of the Registration Statement. Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all the Company's Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company. Using $4.00 per share as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $10,209,000 (and, if the market price were greater than $4.00 per share, the put price would be higher as well). If CII were to have the right to put its securities and were to choose to exercise that right, it would obviously have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to insure that its operations do not move from Connecticut in a manner that would trigger CII's put, and the Company intends to cause the Registration Statement to be maintained in a manner that would prevent CII's put from being operative.

The Company believes that the combination of its improved operating profits and its historical ability to raise equity capital will be sufficient to meet the Company's working capital requirements in the short-term (assuming that CII's put rights are not triggered and exercised and, as stated above, the Company intends not to cause said put rights to become exercisable).

The Company does not expect that there are any contingencies, other than as set forth above, which would have a material adverse effect on the Company's financial condition, future operating results and/or liquidity.

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

ITEM 2.  CHANGES IN SECURITIES

On March 6, 1997, the Company sold 535,714 shares of its common stock to Raychem Corporation ("Raychem") upon the full exercise by Raychem of its warrant to purchase 1,250,000 shares of the Company's common stock at a purchase price of $2.00 per share on a net-exercise basis, whereby Raychem's equity interest in some warrants was used to pay the purchase price for the warrants being exercised. The offer and sale to Raychem was exempt from the registration requirments of the Securities Act pursuant to Sections 3(a)(9) and 4(2) of the Securities Act of 1933, as amended.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit
Number                Description of Exhibit
------                ----------------------

  27     Financial Data Schedule*

---------
* Submitted herewith, electronically.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by undersigned, thereunto duly authorized.


                                   Memry Corporation
                                   -----------------
Date: March 13, 1998                /s/ James G.Binch
-----------------------             -----------------

                                    James G. Binch
                                    President, CEO, Treasurer and Chairman
                                    of the Board

Date: March 13, 1998                /s/ Thomas D. Carey
-----------------------             -------------------

                                    Thomas D. Carey
                                    Chief Financial Officer