Form 10KSB
period 1998-06-30
MEMRY CORP
filed 1998-09-28
CIK 720896

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-KSB

          (Mark One)
          [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended:  June 30, 1998

                             --------------------

          [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to ______

                  Commission file number   0-14068
                                          ----------------------

                               MEMRY CORPORATION
         ------------------------------------------------------------
                (Name of small business issuer in its charter)


             Delaware                                  06-1084424
------------------------------------       ------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

57 Commerce Drive, Brookfield, CT                           06804
--------------------------------------                  --------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number (203) 740-7311
                          ------------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class              Name of each exchange on which registered

            None                                      None
     ------------------                --------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.01 per share
                    -------------------------------------------
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No __
                                                               ----

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Consolidated revenues of the issuer from continuing operations for the fiscal year ended June 30, 1998 were $19,077,000.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $21,000,000 on September 25, 1998 based upon the closing trade price on that date.

The number of shares of Common Stock outstanding as of September 24, 1998:
19,951,360

Documents Incorporated by Reference.  The registrant's Proxy Statement for its
-----------------------------------
Annual Meeting of Stockholders to be held in November, 1998, is incorporated by reference into Part III of this Annual Report on Form 10-KSB.



                 Transitional Small Business Disclosure Format
                 ---------------------------------------------

                                 Yes          NO    X
                                      -----       -----

Item 1.  DESCRIPTION OF BUSINESS


                                 INTRODUCTION

Memry Corporation (referred to herein as "Memry" or the "Company"), a Delaware corporation incorporated in 1981, is an advanced materials company engaged in the business of developing, manufacturing and marketing semi-finished materials, formed components, and value-added sub-assembled products utilizing the properties exhibited by shape memory alloys, primarily those composed of Nickel Titanium ("nitinol"). The Company also provides contract engineering services to assist customers in the development of products based on the properties of shape memory alloys. The Company sells its products and services primarily to the medical device, telecommunications, aerospace and automotive industries.

The Company conducts its operations from its two operating facilities located in Brookfield, Connecticut and Menlo Park, California. The Company acquired its Menlo Park, California operations and certain assets therein from Raychem Corporation ("Raychem") in June 1996. The Company's principal executive offices are located at 57 Commerce Drive, Brookfield, Connecticut 06804, and its telephone number at such address is (203) 740-7311.

                                  TECHNOLOGY

Shape memory alloys ("SMAs") are advanced materials which possess the ability to change their shape in response to thermal and mechanical changes, as well as the ability to return to their original shape following deformations from which conventional materials cannot recover. This ability results from the transformation of the crystalline structure of the SMA in reaction to thermal and mechanical changes. As a result of the crystalline structure changes, SMAs are also able to produce forces many times greater than those produced by conventional materials.

The major defining properties of the SMAs with which the Company works are "superelasticity" and "thermal shape memory." The mechanical properties that can be engineered into nitinol-based devices permit innovative product designs that presently would be difficult or impossible to replicate with other materials. Unlike ordinary metal, certain SMAs are capable of fully recovering their shape after being deformed as much as six to eight percent, and of performing this recovery on a repeated basis. This is more than ten times the recovery ability of ordinary metals. This "superelasticity" feature has applications for surgical instruments and devices, orthodontic apparatus, cellular telephone antennae, and other devices. Thermal recovery applications typically involve instances where a device is controlled or actuated in response to a pre-determined thermal change. Examples of such uses include heat activated coupling or sealing devices, valve actuation systems, and thermally-actuated mechanical systems. The majority of today's commercial applications involve the use of the materials' "superelastic" properties.

                                    MARKETS

Medical Device Industry. Although the Company has expertise in a variety of shape memory alloys, the Company utilizes primarily the superelastic characteristic of nitinol for medical device applications. The value of nitinol's superelastic characteristics in the medical device sector is its ability to provide ease of access and delivery of sophisticated medical devices. In addition, nitinol is kink resistant, exerts a constancy of force, is biocompatible (non-toxic) and non-ferromagnetic, thereby allowing the use of magnetic resonance imaging on patients with nitinol-based implants. Because of these unique characteristics, nitinol is becoming integral to the design of a variety of new medical products, its most significant use being in guidewires, catheters and stents.

Guidewires and/or catheters, in this context, refer to tubes or wires inserted into a vessel for diagnostic or therapeutic purposes. The guidewires and/or catheters can be used in the delivery of medical devices, drugs or stents. Because of the superelastic characteristic, together with other attributes of nitinol described above, nitinol is replacing stainless steel as the material of choice in many of these instruments.

Stents are small tubes that hold open arteries, veins and other passageways in the body that have become obstructed as a result of disease, trauma or aging. Stents are placed in the body using catheter-based delivery systems in minimally invasive procedures. Once deployed, stents exert a radial force against the walls of the vessel to enable these passageways to remain open and functional.
A number of different stent designs, materials and delivery systems, with varying characteristics, are currently available. The three most prevalent stent designs are lattice tubes made via laser cutting, coiled stents and wire mesh stents. Stents, especially those used in the treatment of coronary artery disease, have emerged as one of the fastest growing segments of the medical device market. Stents are used increasingly as adjuncts or alternatives to a variety of medical procedures because it is believed they are beneficial to overall patient outcome and may, over time, reduce total treatment costs. From its infancy in 1990, the stent market has grown to estimated worldwide sales of approximately $1.3 billion in 1997.

Approximately 85% of the stents currently manufactured are stainless steel and require deployment through the expansion of a balloon on a catheter-based delivery system with a second balloon frequently used to further expand the stent. However, the vast majority of those stents currently in clinical development employ nitinol. The physical properties of nitinol allow placement of stents manufactured with this metal to be self-expanding and avoids balloon occlusion of the vessel during placement. Additionally, recent studies have suggested that stainless steel stents create more extensive vascular injury and are more thromobogenic than stents manufactured with nitinol.

Memry Corporation currently produces wire and tubing that is sold to medical device companies for the production of guidewires, catheters and stents. In fiscal 1998, wire sales to medical device companies accounted for approximately 9% of revenue while tube sales accounted for approximately 29% of revenue. Medical sector sales, inclusive of the aforementioned wire and tube sales, together with all other products sold to the medical device industry, accounted for approximately 79% of revenue in the aggregate in fiscal 1998.

Non-Medical Markets. The non-medical industry sectors served by the Company include primarily the telecommunications, aerospace/defense and automotive industries. While the success of nitinol products in the medical device industry is typically derived from the superelastic characteristics of nitinol, applications in these industrial sectors employ both the superelastic and the shape memory characteristics of nitinol. Although the development cycles in these industries, particularly aerospace/defense and automotive, are longer than those of the medical device sector, once the product is adopted it typically provides for larger volume demand, is more easily leveraged into other customers, and does not suffer from strict regulatory requirements.

Examples of such products the Company currently provide to these markets include sealing devices, actuators, fasteners and cellular phone antennae. Memry currently sells heat actuated sealing devices used in automotive engine systems to maintain air pressure. The sale of these products accounted for approximately 3% of Memry's fiscal 1998 revenue. Fasteners are products that also employ the characteristics of shape memory to hold or couple two pieces of wire and/or metal together. Sales of such fastening devices to the non-medical sector accounted for approximately 3% of the Company's fiscal 1998 revenue. A superelastic nitinol wire is sold as the element wire in retractable antennae for portable cellular telephones. It has superior durability and quickly recovers its straight shape when bending stresses are removed. The superelasticity effect helps to avoid kinking and deformation. Memry's revenue generated from the sale of cellular antennae wire represents approximately 12% of fiscal 1998 revenue. Non-medical sector sales accounted for approximately 21% of fiscal 1998 revenues in the aggregate.

                                  OPERATIONS

The Company conducts its business through two operating divisions. "Memry West," consisting of most of the business acquired from Raychem (the "Raychem Acquisition") in June 1996, and "Memry East," which prior to the Raychem Acquisition constituted the Company's entire SMA business.



Memry West. On June 28, 1996, the Company acquired Raychem's nickel-titanium product line. This business utilized inventory, leasehold improvements, machinery and equipment and patent and other intellectual property rights to manufacture and sell SMAs primarily composed of nitinol. Prior to the Raychem Acquisition, Raychem was both a supplier of nickel-titanium SMAs to the Company and a competitor in certain markets (particularly in the medical market for formed components). The acquired business differed from the SMA business of the Company, however, in that where the Company had historically specialized in the manufacture of finished products and formed components, Raychem specialized more in the manufacture of semi-finished materials used by original equipment manufacturers ("OEMs"). Not surprisingly, therefore, the point at which Memry and Raychem most competed was at the level of formed component sales to OEMs, particularly in the medical products industry. The leased facility, inventory, machinery and equipment, leasehold improvements and know-how purchased from Raychem now constitute Memry West, except that Raychem's operations relating to the finishing of materials into sub-assembled products for sales to United States Surgical Corporation were relocated to Memry East in December, 1996.

Memry West, located in Menlo Park, California, produces semi-finished SMAs in three basic forms: wire, strip and tube. Memry West also produces formed components.



Memry East. Memry East, located in the same facility as the Company's corporate headquarters in Brookfield, Connecticut, is engaged in the production of formed components and of valued-added sub-assemblies. Memry East is also involved in contract engineering services, sponsored development programs in which the Company gets paid not for the sale of products but for performing development services.

                             PRODUCTS AND SERVICES

Contract Engineering Services. Memry is engaged in sponsored development projects in which the Company designs, manufactures and sells prototype components and products to customers. Memry is currently working on a number of programs to develop SMA components for OEM customer's products. The Company will accept customer-sponsored development contracts when management believes that the customer is likely to order a successfully developed component or product in sufficient quantity to justify the allocation of the engineering resources necessary. Generally under such programs, the identity of the customer is confidential; the data, inventions, patents and intellectual property rights which specifically relate to the SMA component are either owned by the customer, or, in several instances, shared between the Company and the customer; and data, inventions, patents, and intellectual property rights pertaining to the SMA technology that do not specifically relate to the customer's product are owned by the Company.

Semi-Finished Materials. Raw nitinol material from specialty alloy suppliers is processed into various shapes and sizes and referred to as "semi-finished" materials. These materials, characterized generally as wire, strip or tubing, are sold to customers in standard configurations, processed further to meet specific customer specifications, or serve as the starting material for the formed components produced by the Company.

     Wire.  Memry's nitinol wire products are sold as standard products,
     -----
     available in a variety of sizes, produced in non-standard sizes, to meet specific customer requirements, and are used as the precursor to a formed component. Memry produces wire with a diameter ranging from .004 to .250 inches. In addition, the Company may apply a variety of finishing techniques, depending on customer specifications, including such steps as polishing or coating. Applications for the Company's wire products include cellular phone antennae, guidewires, endodontic files and needles.

     Strip.  The Company's nitinol strip is sold in standard dimensions, as well
     ------
     as custom sizes as specified by the customer. Memry produces strip with a thickness ranging from .001 to .01 inches and a width ranging from five to twenty times the thickness. The majority of the strip product, however, serves as the starting material for formed components made by Memry. Example applications include the strip sold to OEMs for wrapping around catheters for reinforcement of drainage catheters and biopsy forceps.

     Tube.  Nitinol tubing, or micro-tubing as it is sometimes called, is
     -----
     likewise sold in standard or customized sizes. Memry produces tubes with an outside diameter ranging from .012 to .205 inches and an outside diameter to internal diameter ratio from 1.15 to 1.70. Tubes are typically used in applications requiring flexible shafts, pushability and torqueability. Examples of such applications include stents, catheters, delivery guides, needles, MRI instruments and surgical instruments.

Formed Components. Formed components are typically non-standard products. Formed components are made by taking the semi-finished materials and further processing by bending, kinking, stamping, crimping, laser cutting, chemical etching, etc., into specific forms as specified by customers. Examples of applications for formed components include the bending or arching of wire for use as orthodontic braces, helical and strip actuators, patented locking rings for electronic connectors, enabling components of medical instruments, and sealing components.

Sub-Assemblies. Memry manufactures and sells value-added sub-assemblies to OEMs. This comprises taking the semi-finished materials and/or formed components produced by Memry and combining or assembling them with other products that have been outsourced by Memry to form a larger component or "sub-assembly" of the OEMs finished product. Memry combines its SMA expertise with additional manufacturing and process knowledge and third-party supply chain management to cost-effectively produce a sub-assembled product for OEMs. The single largest portion of Memry East's business is selling assemblies and components to United States Surgical Corporation ("USSC") and other medical industry OEMs. The primary item sold by Memry to USSC is an SMA sub-assembly used by USSC for endoscopic instruments. The use of superelastic SMAs allows the instruments to be constrained outside the body, inserted into the body in its constrained form through small passages, to then take a different shape while inside the body, and then to return to its constrained shape for removal. While USSC was working with Memry on a number of projects at the time of the Raychem Acquisition, the bulk of this business represents selling finished medical sub-assemblies that Raychem manufactured at a separate Menlo Park facility and sold to USSC prior to the Raychem Acquisition.

Finished Products. Memry also manufactures, sells and markets proprietary finished products from Memry East. These products include the MEMRYSAFE(R) line of temperature-activated water flow reduction products and the FIRECHECK(R) line of industrial fire safety valves. The Company does not believe that sales of finished products will be material to the Company's operations in the foreseeable future. On June 30, 1998 the Company sold its line of ULTRAVALVE electronic combination shower/tube mixing valves for a promissory note in the aggregate principal amount of $325,000 and a warrant to purchase up to a 15% equity interest in the buyer.

                                   STRATEGY

The Company's strategy has three components: to further Memry's leadership position in the provision and processing of SMAs; to expand vertically in the medical device industry by providing additional engineering and sub-assembly services; and to leverage the Company's strong customer base by offering additional complementary advanced material technology expertise and products.

Shape Memory Alloys. Memry's core business remains focused on its expertise in shape memory alloys, specifically nitinol, with the objective of sustaining growth in both the medical and non-medical markets. Because of the innovative nature of the medical device industry, however, the Company has found the return on invested development resources to be most attractive in the medical device sector. The Company therefore focuses the majority of its engineering and manufacturing expertise on the development of products for the medical device markets, where the properties provided by SMA provide significant performance advantages or, in many cases, represent the enabling component of the medical device.

In cases where non-medical customers support the engineering and process development expense and there is strategic interest on the part of Memry, however, the Company will also undertake the development of non-medical applications. In addition, the Company has in the past applied, and anticipates in the future to apply, advancements made in the development of medical devices to applications in the lower margin, higher volume non-medical sectors where customers are not supporting development activities.

In order to continue to advance the Company's leadership position in SMAs the Company has implemented the following initiatives:

     Continued Advancements in Processing Expertise and Quality Assurance.
     --------------------------------------------------------------------
     Nitinol is a non-linear material, which makes it a very difficult material to process. Memry believes that one of its significant competitive advantages is its superior processing capabilities. One of these processes is the production of tubes used primarily in the production of stents. The Company believes that this process, proprietary to the Company, provides Memry with a significant advantage over competitors with regard to product quality and cost. Memry has underway a number of process enhancement initiatives, designed to enhance both the current manufacturing processes and Memry's competitive position. Because many of the materials produced by Memry are used in medical devices, the product quality requirements placed on Memry by its customers are high. Both Memry West's and Memry East's manufacturing facilities are ISO 9001 certified and Memry continues to pursue opportunities to further improve its quality assurance.

     Increase in Manufacturing Capacity.  To meet growing demand, particularly
     ----------------------------------
     in the medical device market for the production of tubes used for stents, the Company has committed to optimizing the manufacturing efficiency of its current facilities and to invest up to $2 million in capital equipment and facility improvements in fiscal 1998.

     Explore Potential Acquisitions.  The Company expects to evaluate from time
     ------------------------------
     to time potential acquisitions. Potential acquisitions may include investments in companies, technologies or products that complement the Company's business or products or provide for expanded geographic presence.

Vertical Integration The medical device industry has been undergoing significant change over the last few years. As part of that change, many of the larger participants have recognized that their competitive differentiation comes from two key elements: device design and product marketing. These are the core competencies in which successful medical device companies excel and on which many medical device companies are focusing their resources. As a result, industry participants are looking to outsource to other companies with specialized expertise some of the other essential parts of the business, especially engineering incorporating advanced material technologies and manufacturing processes. These factors have resulted in an increasing outsourcing trend in the medical device industry, impacting the full breadth of the manufacturing cycle from starting material engineering to final product assembly. The market drivers for the outsourcing trend include:

     Increased Competitive Pressures.  Increased penetration by managed care
     -------------------------------
     companies and a continued focus on the cost of publicly sponsored healthcare programs, such as Medicare and Medicaid, have resulted in increasing pressure for lower priced procedures. This pricing pressure is forcing medical device companies to reduce their manufacturing costs in order to maintain margins.

     Need to Shorten Device Development Cycles.  To shorten the time required to
     -----------------------------------------
     market a new product, medical device companies are seeking to outsource certain supply responsibilities to third parties that are able to quickly develop cost effective solutions to engineering and manufacturing issues.

     Efficient Use of Resources.  Many medical device companies are reevaluating
     --------------------------
     their business models with a focus on device design and sales and marketing. As a result, medical device companies are increasingly outsourcing many of the activities that traditionally were performed in-house, including various aspects of the engineering, prototyping and pre-production, as well as the manufacturing, of finished products and/or sub-assemblies thereof.

Memry recognizes these changes in the medical device industry and believes that it can address this market opportunity. By combining a strong advanced materials technological capability to assist medical device companies with engineering skills that address issues involving the characteristics of SMAs, as well as developing cost effective, high quality manufacturing processes and supply chain relationships, Memry believes that it can alleviate these issues for its OEM customers. The model for this type of relationship is represented in Memry's association with US Surgical Corporation (see PRODUCTS AND SERVICES--Sub-Assemblies).

In order to expand on this "one-stop" or "fully-integrated" service, the Company has implemented the following:

     Increase in Contract Engineering Capabilities.  Memry possesses significant
     ---------------------------------------------
     expertise in the characterization and performance of various SMAs. This expertise is often critical in the design of medical devices. Although Memry has in the past actively participated in the design of OEM customer products, the Company has only recently begun a program to clearly characterize and communicate to customers both the Company's capabilities and the terms and conditions under which the Company will contract to assist existing and potential customers through these services.

     Processing of Additional Formed Components.  As part of the Company's
     ------------------------------------------
     vertical integration strategy, the Company believes there exist additional opportunities in the market to process semi-finished materials into formed components in preparation for either further sub-assembly or direct sale to OEM customers. This value-added business represents significant increased margin opportunity and is often difficult for end-users to perform given the intricacy of processing nitinol. Memry believes that in the past, lack of both capital resources and sufficient personnel possessing the requisite skills has hindered Memry's ability to capture this business. Memry has during fiscal 1998 and will continue to identify, develop and market those formed component capabilities it believes most promising in order to expand this sector of its business.

     Approach Existing and New Customers to Secure Sub-Assembly Business.  The
     -------------------------------------------------------------------
     Company is currently undertaking an exercise to identify those resources necessary to further advance its manufacturing and supply chain management capabilities. These capabilities will be developed throughout the year and communicated to new and existing customers as an additional service provided by Memry. Currently the Company conducts cell manufacturing for two significant customers. One of these sub-assemblies utilizes the Company clean room environment, while the other is in the process of being automated as the product enters the full production phase.

Additional Advanced Materials. Advanced materials that are stronger, lighter, more effective, and smarter are fast becoming a reality in many markets. In 1997, the well respected Battelle Institute recognized advanced material technologies as the second most important of its top ten strategic technologies for the coming decade. Although Memry is currently focused on the opportunities presented by SMAs, the Company believes both that there exist additional advanced material technologies that would complement those currently advanced by the Company and that these technologies would further leverage Memry's existing customer base. Memry at present out-sources some advanced material technology expertise in support of its current sub-assembly business. Although Memry has no plans to do so at present, the Company believes that at some future date it would benefit by acquiring additional advanced material technologies.

                              MARKETING AND SALES

Sales to Raychem. In connection with the Raychem Acquisition, Memry and Raychem entered into a Private Label/Distribution Agreement pursuant to which Raychem was made Memry's exclusive distributor for the acquired product line in certain specified fields of use for an initial term of five years (the "Private Label/Distribution Agreement"). Sales by the Company to certain customers, including United States Surgical Corporation, were excluded from the scope of this Agreement, as were any future sales for all medical implant and certain consumer recreational applications. Raychem's customers for the products sold are cellular telephone antennae manufacturers who utilize the superelasticity of SMAs for a more durable antennae, orthodontic manufacturers, who use SMA wire for braces, medical products and instrument companies, whose uses of Memry's products include catheter and guidewires, automotive manufacturers, who use SMA plugs for high-pressure fuel injector sealant devices, and industrial product manufacturers who use SMAs for a wide variety of other uses, including electronic connectors. In addition, Raychem purchases some of Memry West's components materials for its own use. The sales to Raychem under the agreement are discounted from the ultimate resale price to OEMs in order to allow Raychem to recover its sales and marketing expenses and to realize a profit upon resale of such products to its customers (primarily OEMs). Almost all of the products sold to Raychem are manufactured at Memry West.

Personnel. The Company currently has 5 sales and marketing personnel of which 3 operate primarily with Memry East and 2 operate primarily with Memry West. The Company's arrangements with Raychem permit the Company to keep its internal sales force to a minimum as it need only focus upon areas not covered by the Private Label/Distribution Agreement (principally, medical implant and consumer uses).

Material Customers. The Company's two largest customers, Raychem and United States Surgical Corporation, represented 44% and 38%, respectively, of the Company's sales during 1998. Obviously, the loss of either such customer could have a material adverse effect on the Company. This risk, however, is lessened by the Company's relationship with these customers. The Company and Raychem are party to the Private Label/Distribution Agreement, which requires Raychem to purchase certain products and materials solely from the Company until June 30, 2001. Furthermore, while there can be no assurances that Raychem will continue to purchase products at its current rate, Raychem distributes the components its purchases from Memry to over two hundred customers worldwide, lessening the risk that the loss of any one customer will have a material adverse effect on Raychem's purchases from Memry. In addition, in April 1997 the Company received a two-year exclusive blanket purchase order from United States Surgical Corporation for the supply of medical instrument assemblies, commencing April 1, 1997. The estimated value of such shipments is expected to exceed $4 million during the first nine months of fiscal 1999. The sub-assembly covered by this agreement was acquired by the Company as part of the Raychem Acquisition.

                               SOURCES OF SUPPLY

The principal raw material used by the Company is SMA alloys. The Company obtains its SMA alloys from two principal sources: Teledyne Wah Chang, of Albany, Oregon; and Special Metals Corporation of New Hartford, New York. The Company expects to be able to continue to acquire shape memory alloys in sufficient quantities for its needs from these suppliers. In addition, if the Company was for whatever reason not able to secure an adequate supply of SMA from these suppliers, the Company believes that other sources exist that would be able to supply the Company with sufficient quantities of SMA alloys, although the Company could suffer some transitional difficulties if it had to switch to such alternative sources.

While the Company also relies on outside suppliers for its non-SMA components of sub-assembled products, the Company does not anticipate any difficulty in continuing to obtain non-SMA raw materials and components necessary for the continuation of the Company's business.

                                  COMPETITION

The Company faces competition from other SMA processors, who compete with the Company in the sale of semi-finished materials (i.e. mostly with Memry West) and formed components (i.e., with both Memry East and Memry West). There are several major U.S., Japanese and European companies engaged in the supply or use of SMAs, some of which have substantially greater resources than the Company. Within the U.S., the two major SMA alloy suppliers to both the Company and the industry as a whole are Teledyne Wah Chang and Special Metals Corporation. Each of these companies has substantially greater resources than the Company and could determine that it wishes to compete with the Company in the Company's markets. Special Metals has in fact become a competitor of Memry West for semi-finished wire and strip materials. Japanese competitors include Furakawa Electric Co. and Daido, both of which produce SMAs and sell to users in Japan and internationally. The principal European competitors are AMT, a unit of the SwissMetal group of companies, and G. Rau/EuroFlex, a German company. Within North America, the Company believes that it is the largest single processor of SMAs, accounting for approximately 35% of all SMA usage. The Company believes that Johnson and Johnson, through its subsidiary Nitinol Devices and Components Company, are the next largest, followed by Flexmedics, SMA Applications, Inc., and Nitinol Medical Technology.

Memry East is, pursuant to a purchase order running through March 31, 1999, the exclusive supplier to United States Surgical Corporation of Memry East's single most important product line, the Endocatch sub-assembly.

The Company intends to compete, and advance its position, based upon its worldwide sales and distribution alliance with Raychem Corporation, its proprietary alloy positions, and its knowledge of the processing parameters of the alloys and unique design and assembly capabilities, particularly in the medical device field. While price and production capability are obviously important, the Company believes that it competes mostly on technological capabilities.

                            PATENTS AND TRADEMARKS

As part of the Raychem Acquisition, the Company controls five U.S. patents, as well as a variety of foreign patents and domestic and foreign patent applications, relating primarily to the production and utilization of nickel-titanium alloys having superelasticity and shape memory effect. While these acquired patents in no way dominate the entire field of shape memory metals, they do provide the Company with some competitive advantages in the covered uses. In addition, notwithstanding the Company's acquisition of these patents and patent applications as part of the Raychem Acquisition, under certain circumstances the Company will be required to license the acquired intellectual property back to Raychem for specified uses. For example, (i) upon the termination of the private/label distribution agreement between the Company and Raychem, Raychem will have a non-exclusive perpetual license to utilize these patents to sell products within specified fields of uses for a specified royalty, and (ii) Raychem has a non-exclusive, transferable perpetual license to utilize these patents in connection with certain intellectual property relating to the medical products market that was not acquired by the Company as part of the Raychem Acquisition. The Company believes that this latter license may have been transferred to Medtronics, Inc., a medical products manufacturer (and a customer of the Company), when Medtronics purchased this "excluded" (from the Raychem Acquisition) intellectual property from Raychem during fiscal 1997. The Company also has various other patents and trademarks which, while useful, are not individually material to the Company's operations.

The Company's patent rights do not dominate the field of SMA utilization, although the patents acquired from Raychem do dominate the use of nickel-titanium alloys having a two-way shape memory effect, although not in the medical instrument and in-body applications fields. The Company does not, however, have specific patent protection for its most important present products or product components. The Company's patent rights obviously do not dominate any specific fields in which the Company sells products. The Company does believe, however, that various patents provide it with advantages in the manufacture and sale of different products, and that its know-how relating to various SMA alloys provides the Company with a competitive advantage.

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

                           RESEARCH AND DEVELOPMENT

During fiscal 1998, the Company spent approximately $226,000 on "pure" research and development (i.e., research and development done by the Company at its own cost for purposes of developing future products). In comparison, the Company spent approximately $125,000 during fiscal 1997 on "pure" research and development. The Company anticipates modest increases in the amount of "pure" research and development that it undertakes as the Company's growth continues.

In addition, the Company spent approximately $187,000 on "funded" research contributing to the development of SMA components pursuant to customer and government-sponsored development arrangements. These "funded" research and development costs are borne directly by the federal government and customers of the Company, as applicable, and, for purposes of the Company's financial statements, are part of "costs of goods sold," rather than research and development. By comparison, the Company spent approximately $212,000 on "funded" research and development in fiscal 1997, which amount was accounted for as "costs of goods sold". The amount of "funded" research and development that the Company will undertake in the future will depend upon its customer's needs, but the Company anticipates it increasing over time as the use of SMAs for various purposes increases.

                                   EMPLOYEES

As of June 30, 1998, the Company had 99 full-time employees and 1 part-time employee. Of the full-time employees, 12 were executive or management personnel and 31 were science and research personnel.

None of the employees is represented by collective bargaining units. The Company believes that its relationship with its employees is generally good.

In addition, as of June 30, 1998, the Company had approximately 14 "temporary" employees (i.e., employees of temporary manpower companies) working for the Company.

                            DISCONTINUED OPERATIONS

Until June of 1997, the Company reported as a separate segment in its financial reports the results of Wright Machine Corporation ("Wright"), a wholly-owned subsidiary of the Company with a 120-year history as a New England manufacturer of screw machine and taper pin products. Wright provided these products to OEMs in the plumbing, electrical, electronic, fire protection, valve, appliance and automotive markets through both direct sales accounts and three manufacturers' representatives. Within the overall activity of Wright, there were three basic business segments: (i) the manufacture of threaded rings for the plumbing industry; (ii) the manufacture of predominantly brass parts on screw machines ranging in size between 1.5 inches to 2.5 inches; and (iii) the manufacture of custom and standard taper pins, most of which were made of various grades of stainless and carbon steel.

After a prolonged period of declining sales and ongoing operating losses, the Company's Board of Directors voted to cease operation at Wright, and proceed with Wright's orderly liquidation, in April, 1997. Wright proceeded to cease manufacturing operations, and sell its machinery and equipment, in June of 1997. The Company recorded a loss of $211,000 in fiscal 1997 on Wright's sales and liquidation, and a further loss of $151,000 in fiscal 1998. Wright's assets have at this point been substantially liquidated, except that Wright's real property, while currently listed for sale, has not yet been sold. Wright's assets and results from operations are now shown on Memry's financial statements under the captions of "Assets of Discontinued Segment, Net" and "Discontinued Operations." See "Item 7 -- Financial Statements"


Item 2.  DESCRIPTION OF PROPERTY

The Company has a lease, which was renewed as of September 30, 1995, for a term to expire on February 1, 2001, for office and manufacturing space located at 57 Commerce Drive, Brookfield, Connecticut 06804. The premises have a floor area of approximately 24,350 square feet, of which approximately 6,500 square feet is used by the Company for general administrative, executive, and sales purposes, and approximately 17,850 square feet is used for engineering, manufacturing, research and development operations and an environmentally controlled area ("clean room"). The lease provides for an average monthly base rental of approximately $12,350.

On March 26, 1998, the Company, as sublessee, and Raychem, as sublessor, amended the sublease relating to office and manufacturing space located at 4065 Campbell Avenue, Menlo Park, California 94025 to extend the term of such sublease to September 30, 2001. These premises, formerly used by Raychem, are the site of the Company's west coast operations. These premises have a floor area of approximately 28,032 square feet, which is used by the Company for manufacturing, warehousing, general administrative and research and development operations. The lease originally provided for a monthly base rental of $20,743.68, which amount was raised in October of 1998 to approximately $43,500 (which amount is presently in effect), due to an adjustment for increases in the fair market value of the premices.

Wright owns approximately 2.9 acres of land, together with manufacturing and office facilities, located at 69 Armory Street, Worcester, Massachusetts. Three buildings have an aggregate floor area of approximately 85,000 square feet. Wright has listed this property for sale with a broker as part of its liquidation and is presently in negotiations with a potential purchaser. However, Wright has not yet entered into a contract with such purchaser.

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

                                    PART II

Item 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the OTC Bulletin Board (through which various market dealers make the market of the Company's Common Stock and trades are reported through what is commonly known as the "pink sheets") under the symbol MRMY. On June 30, 1998, there were 1,473 holders of record of the Company's Common Stock.

The following table sets forth, for the periods indicated, the quarterly high and low representative bid quotations for the Company's Common Stock as reported by the National Quotations Bureau. Quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.


Fiscal year ended
    June 30             1998         1997
-----------------       ----         ----

                     High  Low   High    Low
                     ----  ----  -----  -----

1st Quarter          2.56  1.63  $2.06  $1.31

2nd Quarter          4.44  2.94   1.94   1.50

3rd Quarter          4.19  3.25   1.94   1.13

4th Quarter          4.94  3.63   1.94   1.19

The Company has never paid a cash dividend on its Common Stock and the Company does not contemplate paying any cash dividends on its Common Stock in the near future.

Pursuant to the Company's June 30, 1998 loan agreement with its principal lender, the Company is prohibited from declaring or paying any dividends, or making a distribution to its stockholders, until the termination of such agreement and the repayment of all amounts due to such lender.

On June 29, 1998, the Company issued 900,000 shares of its Common Stock to Connecticut Innovations, Inc. upon the exercise of warrants held by Connecticut Innovations, Inc. at an aggregate exercise price of $747,400. Such sale was exempt from registration pursuant to the terms of Section 4(2) of, and Regulation D under, the Securities Act.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations.

Revenues. Revenues from continuing operations increased 65% for the fiscal year ended June 30, 1998, to $19,077,000 from $11,545,000 for the fiscal years ended June 30, 1998 and 1997, respectively. The increase of $7,532,000 is primarily due to additional sales to Raychem pursuant to the Private Label/Distribution Agreement with Raychem, additional sales to Raychem as an OEM, additional sales of sub-assemblies to United States Surgical Corporation and additional sales of SMA products for various medical applications. The Company expects revenues to continue to increase in future years.

Costs and Expenses. Manufacturing costs increased from $6,517,000 in fiscal 1997 to $9,453,000 in fiscal 1998, an increase of $2,936,000, or 45%. This increase was entirely attributable to the 65% increase in revenues. The Company's gross margins from sales increased to 50% for fiscal 1998, compared to 44% for fiscal 1997, as a result of both increased efficiencies from greater sales volume and a change in the Company's product mix from non-medical and consumer products and towards higher margin medical industry products. As a result, the Company's gross profit from sales increased by $4,596,000, or over 91%, from $5,028,000 in fiscal 1997 to $9,624,000 in fiscal 1998.

General, selling and administrative ("GSA") expenses increased to $6,241,000 in fiscal 1998 from $5,023,000 in fiscal 1997, an increase of $1,218,000 or 24%.
The increase in GSA expenses is entirely due to the larger size of the Company and its operations. The 24% growth in GSA expenses compared to a 65% growth in revenue is primarily attributable to increased efficiencies from larger size and the elimination in fiscal 1998 of certain non-recurring expenses in fiscal 1997 that related to the consummation of the Raychem Acquisition at the end of fiscal 1996. Depreciation and amortization expenses increased to $406,000 in fiscal 1998 from $228,000 in fiscal 1997, an increase of $178,000, or 78%. The increase in depreciation and amortization costs was due to the write down of deferred financing costs on debt repaid in fiscal 1998 and a full year of depreciation expense related to equipment that was acquired during fiscal 1997. Interest expenses decreased from $275,000 in fiscal 1997 to $163,000 in fiscal 1998, a decrease of $112,000, or 41%. This decrease arose from both a decrease in the Company's average outstanding borrowings during fiscal 1998 and a decrease in the interest rate paid by the Company.

Net Income/Loss. As a result of the Company's 65% increase in revenues, along with proportionately smaller increases in manufacturing costs and SGA expenses, and a decrease in interest expense, the Company achieved income from continuing operations of $3,076,000 during fiscal 1998, as compared to a loss from continuing operations of $260,000 in fiscal 1997. The Company expects income from continuing operations to increase in future periods as sales continue to increase.

Factoring in the loss from discontinued operations, the Company had net income of $2,925,000 during fiscal 1998, as compared to a net loss of $1,011,000 during fiscal 1997, an increase of $3,936,000. This improvement results from increased sales and efficiencies, as well as the elimination of both discontinued operations and special non-recurring expenses during 1998.

Liquidity and Capital Resources

The Company's primary capital requirements through early fiscal 1997 were to fund losses from operations. In addition, from time to time the Company has required capital to effect acquisitions and to fund increases in inventory for certain products necessary to allow the Company to increase sales for those products. The Company has historically satisfied its capital requirements from sales of equity securities and borrowings. However, the Company does not anticipate that it will require capital to fund operations going forward. During fiscal 1998, net cash provided by operating activities was approximately $1.7 million, net cash used by financing activities was approximately $497,000 and net cash used by investing activities was approximately $29,000. As a result of the foregoing, the Company held cash and cash equivalents at June 30, 1998 of $1,189,000, up from $25,000 at the close of fiscal 1997. The Company had positive working capital (current assets less current liabilities) of $5,295,000 at the close of fiscal 1998, as opposed to a working capital deficit (current liabilities less current assets) of approximately $15,000 at the end of fiscal 1997.

On June 30, 1998, the Company and Webster Bank entered into a Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement and related financing documents and agreements (the "Webster Facility"). Upon entering into the Webster Facility, the Company paid off all amounts outstanding under its prior credit facility with First Union National Bank. The Webster Facility includes a revolving loan, an equipment loan line of credit and a $500,000 term loan. The term loan is to be repaid in equal monthly installments of principal over its five year term. The revolving loan provides for borrowings up to the lesser of (a) $3,000,000 or (b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $750,000 or 35% of eligible inventory. The revolving loan requires the payment of a commitment fee equal to
 .25% per annum of the daily unused portion of the revolving loan. The equipment loan line of credit provides for equipment financing up to the lesser of $750,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. The Company has the option of converting amounts borrowed under the equipment line of credit to term loans on July 1, 1999, 2000, and 2001. At August 31, 1998, an aggregate of approximately $485,000 thousand was outstanding under the Webster Facility. The Webster Facility is secured by substantially all of the Company's assets.

Interest on the revolving loan and equipment line of credit is variable based on either LIBOR or the Prime Rate as published in the Wall Street Journal, as elected by the Company. Interest on the term loan and converted equipment loans is either fixed, at a rate based on the U.S. Treasury yield, or variable based on the Prime Rate, as elected by the Company. The Company has the ability to convert between the different rates from time to time subject to certain conditions.

In addition, the credit facility contains various restrictive covenants, including, among others, limitations on encumbrances and additional debt, prohibition on the payment of dividends or redemption of stock except in connection with certain existing put rights, restrictions on management/ownership changes and required compliance with specified financial ratios.


The Company has in the past grown through acquisitions (including both the Raychem Acquisition and the Company's earlier acquisition of Wright) and, as part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company's existing businesses. The Company intends to use available cash from operations and authorized but unissued common stock to finance any such acquisitions.

The Company intends to spend between $1.5 and $2.0 million on capital expenditures during the fiscal year ending June 30, 1998, in order to handle its expected continuing increased sales volume of SMA materials. The Company expects that it will be able to pay for these expenditures out of cash flow generated from its sale of products during the current fiscal year.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if: (i) at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut; or (ii) the Company fails to keep the Registration Statement on Form S-2 that went effective on January 31, 1997 (the "Registration Statement"), covering the offer and sale by certain of the Company's shareholders (including
CII) of up to 3,550,630 shares (including up to 3,041,963 shares beneficially owned at such time by CII) of the Company's common stock, in effect for an aggregate of 120 days during any rolling twelve month period during the three years which the Company is required to maintain the effectiveness of the Registration Statement. Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all the Company's Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company. Using $4.50 per share, which was the approximate market price at June 30, 1998, as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $8,450,000. To the extent that the current market value of the Company's common stock exceeds $4.50 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to insure that its operations do not move from Connecticut in a manner that would trigger CII's put, and the Company intends to cause the Registration Statement to be maintained in a manner that would prevent CII's put from being operative.

The Company believes that the combination of its working capital surplus, its improved borrowing facility, its ability to raise equity capital in the past and what it believes will be material net profits from operations during fiscal 1999 will be sufficient to meet the Company's capital requirements during fiscal 1999.

YEAR 2000 ISSUE

The "Year 2000 Issue" results from computer programs being written using two digits, instead of four, to define a given year. Programs running time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in disruptions to various activities and operations, miscalculations and even system failures.

The Company has recently upgraded all of its internal computer systems such that the Company believes all of such internal systems are Year 2000 compliant. The Company has not, however, formally tested such new systems, completed its investigation or developed a plan regarding the Year 2000 readiness of its other equipment or begun to inquire of its suppliers and customers as to whether the Year 2000 Issue will create substantial risks or disruption. The Company believes that the cost of undertaking such an investigation and developing and effecting such a plan will be less than $50,000. The Company has not reserved funds for such costs and, therefore, such costs, if expended, will have a direct negative impact on the Company's future income.

The Company plans to initiate a Year 2000 investigation and develop such a Year 2000 plan by the end of the second quarter of fiscal 1999 and to complete such investigation and effect such plan before the end of fiscal 1999. As part of the Company's Year 2000 investigation, the Company plans to seek third-party confirmations with respect to such third-party's computers, software and systems. The Company also plans to review all of its equipment (other than its recently upgraded computer systems) to determine what, if any, Year 2000 concerns exist and then to address any material concerns.

Based upon preliminary data, the Company does not believe that the Year 2000 Issue will have a material adverse impact on the Company's financial condition, results of operation or future cash flows. If, however, the Company determines through its investigation that its suppliers, customers and other third parties with whom the Company maintains business relations will be unable to resolve any arising Year 2000 problems in a timely manner, risk to the Company's financial condition could result. In addition, in the event that the economy as a whole is materially and adversely effected by widespread disruptions, or by failures of key infrastructure providers (such as banks and utilities), it is likely that the Company's financial condition and results of operations would be materially adversely effected.

FORWARD-LOOKING INFORMATION

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

Item 7.  FINANCIAL STATEMENTS



                                    CONTENTS


-----------------------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                                F-1
-----------------------------------------------------------------------------------------------

FINANCIAL STATEMENTS
  Consolidated balance sheets                                                               F-2
  Consolidated statements of operations                                                     F-3
  Consolidated statements of stockholders' equity                                           F-4
  Consolidated statements of cash flows                                                     F-5
  Notes to consolidated financial statements                                                F-6
-----------------------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
Memry Corporation and Subsidiary
Brookfield, Connecticut


We have audited the accompanying consolidated balance sheets of Memry Corporation and subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Memry Corporation and subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 128 on December 31, 1997 which established new standards for the computation, presentation and disclosure of earnings per share.



New Haven, Connecticut
September 2, 1998

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
June 30, 1998 and 1997

------------------------------------------------------------------------------------------------------------

                                                                               1998                1997
                                                                      ---------------------------------------
ASSETS (Note 4)

Current Assets
 Cash and cash equivalents                                              $       1,189,000     $        25,000
 Accounts receivable (Note 6)                                                   3,534,000           2,419,000
 Note receivable                                                                  325,000               -
 Inventories (Note 2)                                                           2,336,000           1,664,000
 Prepaid expenses and other current assets                                         62,000             369,000
 Assets of discontinued segment, net (Note 11)                                    210,000             936,000
                                                                      ---------------------------------------
       TOTAL CURRENT ASSETS                                                     7,656,000           5,413,000
                                                                      ---------------------------------------

Equipment and Improvements, net (Notes 3 and 8)                                 2,717,000           2,765,000
                                                                      ---------------------------------------

Other Assets
 Patents and patent rights, less accumulated amortization of $328,000
   in 1998 and $194,000 in 1997                                                 1,734,000           1,868,000
 Goodwill, less accumulated amortization of $138,000 in 1998
   and $70,000 in 1997                                                            906,000             974,000
 Deferred financing costs                                                          43,000             103,000
 Deposits                                                                          29,000              29,000
                                                                      ---------------------------------------
                                                                                2,712,000           2,974,000
                                                                      ---------------------------------------

                                                                        $      13,085,000     $    11,152,000
                                                                      =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable and accrued expenses                                  $       2,230,000     $     3,144,000
 Notes payable (Note 4)                                                           100,000           2,255,000
 Current maturities of capital lease obligations (Note 8)                          31,000              29,000
                                                                      ---------------------------------------
       TOTAL CURRENT LIABILITIES                                                2,361,000           5,428,000

Capital Lease Obligations, less current maturities (Note  8)                       19,000              43,000
Notes Payable, less current maturities (Note 4)                                   580,000                -
                                                                      ---------------------------------------
                                                                                2,960,000           5,471,000
                                                                      ---------------------------------------

Commitments and Contingencies (Notes 8 and 10)

Stockholders' Equity (Note 5)
 Common stock                                                                     199,000             170,000
 Additional paid-in capital                                                    41,121,000          39,631,000
 Accumulated deficit                                                          (31,195,000)        (34,120,000)
                                                                      ---------------------------------------
                                                                               10,125,000           5,681,000
                                                                      ---------------------------------------

                                                                        $      13,085,000     $    11,152,000
                                                                      =======================================


See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 1998 and 1997

------------------------------------------------------------------------------------------------------------

                                                                               1998               1997
                                                                       -------------------------------------
Revenues
 Product sales (Note 6)                                                  $     18,847,000     $   11,290,000
 Research and Development                                                         230,000            255,000
                                                                       -------------------------------------
                                                                               19,077,000         11,545,000
                                                                       -------------------------------------
Cost of Revenues
 Manufacturing                                                                  9,266,000          6,305,000
 Research and development                                                         187,000            212,000
                                                                       -------------------------------------
                                                                                9,453,000          6,517,000
                                                                       -------------------------------------

       GROSS PROFIT                                                             9,624,000          5,028,000
                                                                       -------------------------------------

Operating Expenses
 General, selling and administrative (Note 8)                                   5,835,000          4,795,000
 Depreciation and amortization                                                    406,000            228,000
                                                                       -------------------------------------
                                                                                6,241,000          5,023,000
                                                                       -------------------------------------

       OPERATING INCOME                                                         3,383,000              5,000
                                                                       -------------------------------------

Other Income (Expense)
 Interest expense (Note 4)                                                       (163,000)          (275,000)
 Gain on disposition of assets                                                     16,000             10,000
                                                                       -------------------------------------
                                                                                 (147,000)          (265,000)
                                                                       -------------------------------------

      INCOME (LOSS)  FROM CONTINUING OPERATIONS BEFORE INCOME TAXES             3,236,000           (260,000)

Provision for income taxes                                                        160,000               -
                                                                       -------------------------------------
      INCOME (LOSS)  FROM CONTINUING OPERATIONS                                 3,076,000           (260,000)

Discontinued Operations (Note 11)
 Loss from operations of discontinued segment                                         --            (680,000)
 Loss on disposal of discontinued segment                                        (151,000)          (211,000)
 Extraordinary gain on early retirement of debt (Note 4)                              --             140,000
                                                                        ------------------------------------
      LOSS FROM DISCONTINUED OPERATIONS                                          (151,000)          (751,000)
                                                                        ------------------------------------


       NET INCOME (LOSS)                                                 $      2,925,000     $   (1,011,000)
                                                                       =====================================

Basic earnings per share:
 Income (loss) from continuing operations                                $           0.17     $        (0.02)
 Loss from discontinued operations                                                  (0.01)             (0.04)
                                                                       -------------------------------------
                                                                         $           0.16     $        (0.06)
                                                                       =====================================

Diluted earnings per share:
 Income (loss) from continuing operations                                $           0.15     $        (0.02)
 Loss from discontinued operations                                                  (0.01)             (0.04)
                                                                       -------------------------------------
                                                                         $           0.14     $        (0.06)
                                                                       =====================================


See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1998 AND 1997

========================================================================================================================

                                            Preferred Stock            Common Stock
                                        ------------------------------------------------
                                                                                            Additional
                                          Shares       Par          Shares       Par         Paid-in        Accumulated
                                          Issued      Value         Issued      Value        Capital          Deficit
                                        --------------------------------------------------------------------------------


Balance, June 30, 1996                       364   $   36,000     12,977,854   $ 130,000   $ 39,034,000    $ (33,109,000)

 Issuance of common stock                     -           -          388,620       3,000        495,000           -
 Series G preferred stock converted         (297)     (29,000)     2,971,000      30,000           -              -
 Series H preferred stock converted          (67)      (7,000)       668,000       7,000           -              -
 Issuance of warrants                         -           -             -            -          152,000           -
 Direct stock offering costs                  -           -             -            -          (50,000)          -
 Net loss                                     -           -             -            -             -          (1,011,000)
                                        --------------------------------------------------------------------------------

Balance, June 30, 1997                        -           -       17,005,474     170,000     39,631,000      (34,120,000)

 Issuance of common stock                     -           -        1,280,781      13,000      1,472,000           -
 Issuance of warrants                         -           -             -            -           34,000           -
 Warrants exercised through net
  settlement and issuance of common
  stock                                       -           -        1,662,914      16,000        (16,000)          -
 Net income                                   -           -             -            -             -           2,925,000
                                        --------------------------------------------------------------------------------

BALANCE, JUNE 30, 1998                        -    $      -       19,949,169   $ 199,000   $ 41,121,000    $ (31,195,000)
                                        ================================================================================




See Notes to Consolidated Financial Statements

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998 AND 1997

-------------------------------------------------------------------------------------------------------------
                                                                                1998                1997
                                                                        --------------------------------------

Cash Flows from Operating Activities
 Net income (loss)                                                        $      2,925,000     $    (1,011,000)
 Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                                  873,000             723,000
    Gain on early retirement of debt                                                                  (140,000)
    Gain on disposal of assets                                                     (16,000)         (1,071,000)
    Writedown of assets of discontinued segment                                    200,000             470,000
    Compensation paid by issuance of common stock                                  234,000             229,000
    Change in operating assets and liabilities:
      Increase in accounts receivable                                             (879,000)         (2,069,000)
      Increase in note receivable                                                 (325,000)
      Increase in inventories                                                     (334,000)            (48,000)
      Decrease (increase) in prepaid expenses and other current assets              89,000             (96,000)
      Increase in other assets                                                     (43,000)            (80,000)
      (Decrease) increase in accounts payable and accrued expenses              (1,034,000)          1,622,000
      Decrease in unearned revenue                                                    -               (150,000)
                                                                        --------------------------------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       1,690,000          (1,621,000)
                                                                        --------------------------------------

Cash Flows from Investing Activities
 Purchase of shape memory metals operation                                            -                (56,000)
 Purchases of equipment                                                           (521,000)           (202,000)
 Proceeds from sales of equipment                                                   24,000           1,096,000
                                                                        --------------------------------------
       NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                        (497,000)            838,000
                                                                        --------------------------------------

Cash Flows from Financing Activities
 Proceeds from sale of common stock, net                                         1,516,000              72,000
 Proceeds from notes payable                                                       500,000           1,146,000
 Net (decrease) increase in revolving loans payable                             (1,173,000)            972,000
 Principal payments on notes payable                                              (842,000)         (1,421,000)
 Principal payments on capital lease obligations                                   (30,000)            (18,000)
                                                                        --------------------------------------
       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         (29,000)            751,000
                                                                        --------------------------------------

       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          1,164,000             (32,000)

Cash and cash equivalents, beginning of year                                        25,000              57,000
                                                                        --------------------------------------

Cash and cash equivalents, end of year                                    $      1,189,000     $        25,000
                                                                        ======================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash payments for interest                                               $        239,000     $       257,000
                                                                        ======================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
 Issuance of common stock in settlement of debt                           $         60,000     $          -
                                                                        ======================================

 Issuance of 1,662,914 shares of common stock in net settlement of
   2,370,000 common stock warrants                                        $         16,000     $          -
                                                                        ======================================

 Capital lease obligation incurred for equipment                          $          8,000     $        83,000
                                                                        ======================================


See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998 and 1997
------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business
------------------

Memry Corporation, a Delaware corporation incorporated in 1981, is engaged in the businesses of developing, manufacturing and marketing products and components utilizing the properties exhibited by shape memory alloys, and, prior to June 5, 1997, manufacturing and marketing metal parts and components machined on screw machines and smaller metal working machines. As described in Note 11, the Company ceased the operations of the metal parts and components operations on June 5, 1997. The Company's sales are primarily to customers in the medical device industry located throughout the United States. The Company extends credit to its customers all on an unsecured basis on terms that it establishes for individual customers.

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

Inventories
-----------

Inventories consist principally of various metal alloy rod and shape memory alloys. Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market.

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1998 and 1997
------------------------------------------------------------------------------


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

Depreciation and amortization
-----------------------------

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to thirty years. Leasehold improvements are amortized over the life of the lease, or the improvements' estimated useful life, if shorter.

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

401(k) plan
-----------

The Company maintains a 401(k) profit sharing and savings plan for the benefit of substantially all its employees. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine.

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1998 and 1997
------------------------------------------------------------------------------

Income taxes
------------

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws on the date of enactment.

Earnings per share
------------------

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which supersedes APB Opinion No. 15.
SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options and warrants, outstanding and which trade in a public market. The Company now presents basic earnings (loss) per share and diluted earnings (loss) per share in its consolidated statements of operations. Basic earnings (loss) per share amounts are computed by dividing income (loss) from continuing and discontinued operations by the weighted-average number of common shares outstanding. Diluted per-share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

The Company has initially applied SFAS No. 128 for the year ended June 30, 1998 and as required by SFAS No. 128, has restated all per share information for the prior year to conform with the June 30, 1998 presentation.

For the periods presented, there were no items which changed the income (loss) from continuing and discontinued operations as presented in the consolidated statements of operations and the amounts used to compute basic and diluted earnings (loss) per share. The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings (loss) per share. For the year ended June 30, 1997, common stock equivalents have been excluded from the computation of the net loss per share because inclusion of such equivalents is antidilutive.

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1998 and 1997
------------------------------------------------------------------------------


                                                                     1998           1997
                                                              -------------------------------

         Weighted average number of basic shares                    18,102,916     16,299,093
                outstanding
         Effect on dilutive securities:
                Warrants                                             2,391,611         -
                Options                                                474,036         -
                                                              -------------------------------


         Weighted average number of fully diluted
                shares outstanding                                  20,968,563     16,299,093
                                                              ===============================

NOTE 2.  INVENTORIES

Inventories at June 30, 1998 and 1997, are summarized as follows:

                                                                       1998              1997
                                                               -----------------------------------

          Raw materials and supplies                             $       455,000     $     398,000
          Work-in-process                                              1,783,000         1,478,000
          Finished goods                                                 836,000           478,000
          Allowance for slow-moving and obsolete inventory              (738,000)         (690,000)
                                                               -----------------------------------
                                                                 $     2,336,000     $   1,664,000
                                                               ===================================

NOTE 3.   EQUIPMENT AND IMPROVEMENTS

Equipment and improvements at June 30, 1998 and 1997, is summarized as follows:

                                                                      1998             1997
                                                               ----------------------------------

          Tooling and equipment                                  $     4,390,000    $   3,971,000
          Leasehold improvements                                         203,000          138,000
                                                               ----------------------------------

                                                                       4,593,000        4,109,000
          Less accumulated depreciation and amortization               1,876,000        1,344,000
                                                               ----------------------------------
                                                                 $     2,717,000    $   2,765,000
                                                               ==================================

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1998 and 1997
------------------------------------------------------------------------------


NOTE 4.    NOTES PAYABLE

Notes payable consist of the following at June 30, 1998 and 1997:

                                                                          1998              1997
                                                                  ------------------------------------

      Revolving loan payable to a bank pursuant to
        August 9, 1996 credit facility, due on demand,
        interest payable monthly at the prime rate plus
        2% (10.5% at June 30, 1997).                                  $     -               $  1,353,000

      Term note payable to a bank pursuant to
        August 9, 1996 credit facility, due in monthly
        installments of $19,000, plus interest at the prime
        rate plus 2.25% (10.75% at June 30, 1997), also
        due on demand                                                       -                    475,000

      Unsecured notes payable to a company affiliated with
        a stockholder, interest payable at 6%, due on demand.               -                    364,000

      Unsecured note payable to officer/stockholder, interest
        payable at 12%, due on demand.                                      -                     60,000

      Unsecured notes payable to a company affiliated with
        a stockholder, interest at prime plus 4%, payable on
        demand.                                                             -                      3,000

      Revolving loan payable pursuant to June 30, 1998 credit
        facility interest payable monthly at the prime rate plus
        .75% (9.25% at June 30, 1998), due June 30, 2001.               180,000                      -

      Term note payable to a bank pursuant to June 30, 1998
        credit facility, due in monthly installments of $8,333,
        plus interest at a fixed rate plus 325 basis points
        (8.75% at June 30, 1998), due June 30, 2003.                    500,000                       -
                                                                     ------------------------------------
                                                                        680,000                2,255,000
      Less current maturities                                           100,000                2,255,000
                                                                     ------------------------------------

                                                                     $  580,000             $        -
                                                                     ====================================

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1998 and 1997
------------------------------------------------------------------------------

Future maturities of Notes Payable at June 30, 1998 are as follows:

                   1999             $        100,000
                   2000                      100,000
                   2001                      280,000
                   2002                      100,000
                   2003                      100,000
                                  ------------------
                                    $        680,000
                                  ==================

On June 30, 1998, the Company entered into a new credit facility with a different lender, at which time, all amounts under the prior bank credit facility were repaid.

The credit facility entered into on June 30, 1998 includes a revolving loan, a line of credit and a $500,000 term loan. The revolving loan provides for borrowings up to the lesser of $3,000,000 or the sum of a) 80% of eligible accounts receivable and b) the lesser of $750,000 or 35% of eligible inventory; and for the payment of a commitment fee equal to .25% per annum of the daily unused portion of the revolving loan. The line of credit provides for equipment financing up to the lesser of $750,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. The Company has the option of converting amounts borrowed under the line of credit to term loans on July 1, 1999, 2000 and 2001. At June 30, 1998, no amounts were outstanding under the line of credit. This credit facility is secured by substantially all the assets of the Company.

Interest on the revolving loan and line of credit loan is variable based on either LIBOR or the Prime Rate as published in the Wall Street Journal, as elected by the Company. Interest on the term loan and converted equipment loans is either fixed, at a rate based on the U.S. Treasury yield, or variable based on the Prime Rate, as elected by the Company. The Company has the ability to convert between the different rates from time to time subject to certain conditions.

In addition, the credit facility contains various restrictive covenants including, among others, limitations on additional debt, payment of dividends, management and ownership changes and compliance with specified financial ratios.

In connection with debt refinancing during the year ended June 30, 1997, the Company recognized a gain on debt forgiveness of $140,000, which is reflected as an extraordinary item within discontinued operations in the consolidated statements of operations.

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1998 and 1997
------------------------------------------------------------------------------

NOTE 5.  CAPITAL STOCK

Common stock
------------

On June 30, 1998 and 1997, the Company had 30,000,000 authorized shares of common stock, par value $0.01 per share, of which there are 19,949,169 and 17,005,474 shares were issued and outstanding at June 30, 1998 and 1997, respectively.

On January 31, 1997, the Company filed a Registration Statement on Form S-2 covering the offer and sale by certain of the Company's stockholders of up to 3,550,650 shares of the Company's common stock. The Company received no proceeds from this offering, and $50,000 of direct costs relating to the offering were charged to additional paid-in capital.

During the year ended June 30, 1997, the Company began a private placement of its common stock for an aggregate offering of $570,000, or 380,000 shares, at a price of $1.50 per share. During the year ended June 30, 1997, $420,000 was raised through the sale of 280,000 shares of such stock, and during the year ended June 30, 1998, $150,000 was raised through the sale of the remaining 100,000 shares of such stock.

Also during the years ended June 30, 1998 and 1997, 33,000 and 40,000 shares of common stock at an aggregate price of $70,000 and $65,000, respectively, were issued to Company directors as compensation, and 31,000 and 8,100 shares at an aggregate price of $130,000 and $12,000, respectively, were issued as compensation to an outside consultant and employees. In addition, during the years ended June 30, 1998 and 1997, 2,780,000 and 60,000 shares of common stock were issued at an aggregate price of $1,135,000 and $1,000, respectively, through the exercise of options and warrants. Of the 2,780,000 shares issued upon exercise of options and warrants, approximately 1,663,000 shares were issued on a net exercisable basis, for which no proceeds were received.

Common stock reserved for issuance at June 30, 1998, is as follows:

                                                   Number of
                                                    Shares
                                                -------------

For exercise of outstanding warrants                1,470,602
For exercise of stock options                       3,083,000
                                                -------------
                                                    4,553,602
                                                =============

Various agreements with a certain investor provide that upon the occurrence of specified events, primarily should the Company cease to maintain its principal offices within the State of Connecticut or fail to maintain a registration statement covering the resale of its securities, the investor would have the right to put all securities of the Company held by the investor at that time for a

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1998 and 1997
------------------------------------------------------------------------------


price equal to the greater of the then current market price per share of such securities or $2 per share, less, if warrants are being held by such investor at such time, the aggregate amount of the unpaid exercise prices of all such warrants. Using $4.50 per share, which is the approximate market price at June 30, 1998, as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $8,450,000. This put option expires on the date the investor ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it. If the investor were to have the right to put its securities and were to choose to exercise that right, such an event would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to the investor. However, the Company has the ability to insure that its operations do not move from Connecticut and intends to cause its current registration statement to be maintained in a manner that would prevent the put from being operative.

Incentive Plans
---------------

In 1994, the Company adopted the Memry Corporation Stock Option Plan (the "1994 Plan"). Pursuant to this plan, incentive stock options were granted at prices equal to or greater than the fair market value of the Company's common stock at the date of grant, and were exercisable at the date of grant unless otherwise stated. In addition, non-qualified options were granted at prices determined by the Company's compensation committee, which may have been less than the fair market value of the Company's common stock at date of grant, in which case an expense equal to the difference between the option price and fair market value was recognized. The exercise period for both the incentive and non-qualified stock options generally could not exceed ten years. The Plan also allowed the granting of Stock Appreciation Rights, however, only a minimal amount of such rights were granted.

During the year ended June 30, 1998, the Company adopted the Memry Corporation Long-term Incentive Plan (the "1997 Plan"), which superseded the 1994 Plan. Under the 1997 Plan, incentive and non-qualified options may be granted to employees and non-employee directors under terms similar to the 1994 Plan.
Also, under the 1997 Plan, Stock Appreciation Rights ("SARs"), Limited Stock Appreciation Rights ("Limited SARs"), restricted stock, and performance shares may be granted to employees. With respect to SARs, upon exercise, the Company must pay to the employee the difference between the current market value of the Company's common stock and the exercise price of the SARs. The SARs terms are determined at the time of each individual grant, however if SARs are granted which are related to an incentive stock option, then the SARs will contain similar terms to the related option. Limited SARs may be granted in relation to any option or SARs granted. Upon exercise, the Company must pay to the employee the difference between the current market value of the Company's common stock and the exercise price of the related options or SARs. Upon the exercise of SARs or Limited SARs, any related option or SARs outstanding will no longer be exercisable.

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1998 and 1997
------------------------------------------------------------------------------

Restricted shares of common stock may also be granted to employees for no consideration. The terms of the restriction are determined at the time of each individual grant. Generally, if employment is terminated during the restricted period, the participant must forfeit any stock still subject to restriction. Performance shares are granted to employees based on individual performance goals, and may be paid in shares or cash determined based on the shares earned and the market value of the Company's common stock at the end of certain defined periods.

Also, under the 1997 Plan, each quarter, all non-employee directors are granted shares of the Company's common stock with a value equal to $2,500, determined based on the market value of the Company's stock at the end of each quarter.

The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), on July 1, 1996. SFAS No. 123 established new standards for stock-based compensation plans under which employees receive shares of stock or other equity instruments, such as stock options or warrants, of the employer. This Statement established a fair value based method of expense recognition for stock-based compensation plans and encouraged, but did not require, entities to adopt that method in place of existing generally accepted accounting principles. As permitted by SFAS No. 123, for options granted where the exercise price at date of grant is equal to or exceeds the fair market value of the Company's stock, the Company has elected to continue under existing generally accepted accounting principles and to account for the options granted under APB Opinion No. 25, and accordingly, no compensation cost has been recognized in the consolidated statements of operations for grants under the option plan. Had compensation cost for the stock option plans been recognized based on the grant date fair values of awards, the method described in SFAS No. 123, the reported net income (loss) would have been increased/decreased to the pro forma amounts shown below:


                                               1998              1997
                                       --------------------------------
         Net income (loss):
                As reported              $  2,925,000   $    (1,011,000)
                                       ================================

                Pro forma                $  2,678,000   $    (1,355,000)
                                       ================================
         Basic earnings per share:
                As reported              $       0.16   $         (0.06)
                                       ================================
                Pro forma                $       0.15   $         (0.08)
                                       ================================
         Diluted earnings per share:
                As reported              $       0.14   $         (0.06)
                                       ================================
                Pro forma                $       0.13   $         (0.08)
                                       =================================

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1998 and 1997
------------------------------------------------------------------------------

The fair value of each grant, used to determine the proforma information above, is estimated at the grant date using the fair value option-pricing model with the following weighted average assumptions for grants awarded during the years ended June 30, 1998 and 1997:

                                                    1998             1997
                                                   -------------------------

        Dividend rate                                   -                -
        Risk free interest rate                        5.82%            6.19%
        Weighted average expected lives, in years      3.80             5.75
        Price volatility                               31.8%            30.0%


A summary of the status of the Company's stock option plans at June 30, 1998 and 1997, and changes during the years then ended, is as follows:

                                                                                    Weighted
                                                                                     Average
                                                  Shares           Options          Exercise
                                                 Reserved        Outstanding          Price
                                             ---------------------------------------------------
      Balance, June 30, 1996                      600,000           492,500     $     1.35
        Canceled                                                    (62,500)    $     1.51
        Granted                                                     467,000     $     1.75
        Exercised                                                      -               -
                                          ------------------------------------------------
      Balance, June 30, 1997                    1,100,000           897,000     $     1.54
        Canceled                                                    (35,500)    $     1.67
        Granted                                                     720,000     $     3.88
        Exercised                                                   (44,000)    $     1.59
                                          ------------------------------------------------
      BALANCE, JUNE 30, 1998                    3,083,000         1,537,500     $     2.63
                                          ================================================

At June 30, 1998 and 1997, 394,000 and 246,500 (weighted average exercise price of $1.45) of the outstanding options were exercisable, respectively. The weighted-average grant date fair value per option of options granted during the years ended June 30, 1998 and 1997 were $1.29 and $ .74, respectively. For the years ended June 30, 1998 and 1997, all options granted carried an exercise price equal to the fair value of the Company's stock at the date of grant.

A further summary of options outstanding at June 30, 1998, is as follows:

                                  Options Outstanding                         Options Exercisable
                  --------------------------------------------------   -------------------------------
                                       Weighted-
                                        Average           Weighted-                         Weighted-
                                       Remaining           Average                           Average
Range of Exercise      Number         Contractual         Exercise          Number          Exercise
      Prices         Outstanding    Life (In Years)         Price         Exercisable         Price
--------------------------------------------------------------------   -------------------------------
$0.90 to $4.25          1,537,500              8.79            $2.63           394,000           $1.51

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1998 and 1997
------------------------------------------------------------------------------

Warrants
--------

The Company has also issued stock warrants to employees and others. The compensation cost charged to operations for warrants granted to employees was $34,000 and $152,000 during the years ended June 30, 1998 and 1997, respectively.

The following table summarizes warrants outstanding at June 30, 1998 and 1997, and the changes in warrants during the years then ended:

                                                                                   Weighted-
                                                                                    Average
                                                  Shares          Warrants          Exercise
                                                 Reserved        Outstanding         Price
                                             --------------------------------------------------
     Balance, June 30, 1996                    5,709,368         5,589,368    $        1.77
       Canceled                                                   (363,636)   $        7.39
       Granted                                                     156,000    $        0.40
       Exercised                                                   (60,000)   $        0.01
                                         --------------------------------------------------
     Balance, June 30, 1997                    5,321,732         5,321,732    $        1.37
       Canceled                                                   (414,525)   $        5.00
       Granted                                                        -                  -
       Exercised                                                (3,436,605)   $        1.02
                                         --------------------------------------------------
     BALANCE, JUNE 30, 1998                    1,470,602         1,470,602    $        1.13
                                         ==================================================

Of the 3,436,605 warrants exercised during the year ended June 30, 1998, approximately 2,370,000 were converted, on a net exercise basis, to approximately 1,663,000 shares of common stock.

A further summary of warrants outstanding at June 30, 1998 is as follows:

                                  Warrants Outstanding                       Warrants Exercisable
                  ==================================================   ===============================
                                       Weighted-
                                        Average           Weighted-                         Weighted-
                                       Remaining           Average                           Average
Range of Exercise      Number         Contractual         Exercise          Number          Exercise
      Prices         Outstanding    Life (In Years)         Price         Exercisable         Price
--------------------------------------------------------------------   -------------------------------
$ .01 to $2.00          1,470,602              1.69            $1.13         1,440,602           $1.15

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1998 and 1997
------------------------------------------------------------------------------

NOTE 6.    MAJOR CUSTOMERS

Product sales revenue for the years ended June 30, 1998 and 1997, include sales to two major customers, each of which accounted for greater than 10% of the total sales of the Company. A summary of sales to these customers during the years ended June 30, 1998 and 1997, and accounts receivable from these customers at June 30, 1998 and 1997, is as follows:

                                            1998                                     1997
                          --------------------------------------   --------------------------------------
                                                    Accounts                                 Accounts
            Customer             Sales             Receivable             Sales             Receivable
       ----------------   -----------------    -----------------   -----------------    -----------------
         Company A          $     8,309,000       $    1,846,000     $     5,491,000      $       948,000
         Company B                7,332,000              830,000           3,429,000              878,000
                          -----------------    -----------------   -----------------    -----------------
                            $    15,641,000       $    2,676,000     $     8,920,000      $     1,826,000
                          =================    =================   =================    =================

Sales to Company A are made under a private label/distribution agreement wherein Company A became the exclusive distributor of certain products for an initial term of five years, which expires in 2001.

NOTE 7.  MAJOR SUPPLIERS

The Company currently purchases a significant portion of raw materials from two suppliers. However, management believes that several other suppliers could provide similar materials on comparable terms without significantly impacting shipping or sales.

NOTE 8.  LEASES

The Company leases its Connecticut and California warehouse and office facilities under operating leases. The lease on the Connecticut facility expires in February 2001 and the lease on the California facility expires in September 2001. The Company also leases certain equipment under noncancelable leases which have been recorded as capital leases and included in the accompanying consolidated balance sheets under the caption "Equipment and Improvements".

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1998 and 1997
------------------------------------------------------------------------------

Future minimum lease payments under capital leases and significant noncancelable operating leases, with remaining terms of one year or more, are as follows at June 30, 1998:

                                                        Capital           Operating
                                                        Leases             Leases
                                                  ----------------   -----------------

1999                                                $       35,000       $     719,000
2000                                                        18,000             737,000
2001                                                         2,000             731,000
2002                                                                           137,000
                                                  ----------------   -----------------
                                                            55,000       $   2,324,000
                                                                     =================
Less amount representing interest                            5,000
                                                  ----------------

Present value of future minimum lease payments              50,000
Less current maturities                                     31,000
                                                  ----------------
                                                    $       19,000
                                                  ================

Rent expense under operating leases for the years ended June 30, 1998 and 1997 approximated $416,000 and $392,000, respectively.

NOTE 9.  INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance of $9.4 and $10.5 million has been recognized at June 30, 1998 and 1997, respectively, to reflect the estimated amount of operating loss carryforwards and temporary differences which may not be realized, caused by the lack of sustained profitability of the Company. The approximate effect of carryforwards and temporary differences that give rise to deferred tax assets and liabilities at June 30, 1998 and 1997, are as follows:

                                                                 1998               1997
                                                        --------------------------------------

       Deferred tax assets:
          Allowance for doubtful accounts                   $        -         $        13,000
          Inventory reserves                                        298,000            278,000
          Capitalization of inventory costs                          -                  29,000
          Reserve for losses on assets of discontinued
            operations                                              233,000            233,000
          Vacation accruals                                          49,000             41,000
          Research and development credit carryforwards             160,000            160,000
          Other                                                      36,000             85,000
          Net operating loss carryforwards                        8,600,000          9,620,000
                                                        --------------------------------------
                  TOTAL DEFERRED TAX ASSETS                       9,376,000         10,459,000
       Valuation allowance                                       (9,376,000)       (10,459,000)
                                                        ---------------------------------------
                  NET DEFERRED TAX ASSETS                   $        -          $        -
                                                        ======================================

The 1998 provision for income taxes is comprised solely of currently payable state taxes.

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1998 and 1997
------------------------------------------------------------------------------


A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income (loss) from continuing operations before taxes) to the provision for income taxes as reported in the consolidated statements of operations is as follows:

                                                          1998                             1997
                                            -----------------------------     ----------------------------

     Provision (benefit) for income taxes at
        statutory Federal rate                $   1,100,000        34 %          $   (88,000)      (34)%
     Increase (decrease) resulting from:
     State corporation income tax, net of
        federal tax benefit                         143,000         5 %              (17,000)       (6)%
     (Decrease) increase in valuation
        allowance for deferred taxes             (1,083,000)      (34)%              105,000        40 %
                                            --------------------------         ------------------------
             PROVISION FOR INCOME TAXES       $     160,000         5 %          $       -          -
                                            ==========================         ========================

At June 30, 1998, the Company has Federal and state net operating loss carryforwards for income tax purposes, which expire as follows:

               Federal                                 State
        -------------------------         ------------------------------
        Year          Amount                  Year          Amount
        -------------------------         ------------------------------
           2003      $  1,724,000                1998    $  1,906,000
           2004         1,841,000                1999       2,311,000
           2005         1,859,000                2000       2,119,000
           2006         2,841,000                2001       1,732,000
           2007         4,669,000                        ------------
           2008         3,237,000                        $  8,068,000
           2009         1,957,000                        ============
           2010         3,120,000
           2011         2,497,000
                     ------------
                     $ 23,745,000
                     ============



In addition, the Company has tax credit carryforwards available to offset future taxable income aggregating approximately $160,000 which expire in various amounts from 1999 through 2008.

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1998 and 1997
------------------------------------------------------------------------------


NOTE 10.  COMMITMENTS AND CONTINGENCIES

401(K) Plan
-----------

During the years ended June 30, 1998 and 1997, Company contributions to its 401(k) profit sharing and savings plan approximated $56,000 and $36,000, respectively.

Litigation
----------

There are various lawsuits and claims, arising in the ordinary course of business, pending against the Company. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

NOTE 11.  DISCONTINUED OPERATIONS

In April 1997, the Company decided to discontinue the operations of Wright, and on June 5, 1997, the Company ceased the operations of Wright. At June 30, 1998, the Company had sold substantially all of the machinery, equipment and inventory of Wright, and expects to complete the disposal of Wright through the liquidation of its remaining assets within one year. The net loss from discontinued operations incurred during the year ended June 30, 1998 of $151,000 included losses from the sales and writedown of assets in excess of amounts estimated at June 30, 1997.

Sales of Wright were $1,988,000 for the year ended June 30, 1997. There were no sales during the year ended June 30, 1998.

MEMRY CORPORATION AND SUBSIDIARY

June 30, 1998 and 1997
------------------------------------------------------------------------------

At June 30, 1998 and 1997, the assets and liabilities of Wright consisted of the following:

                                                                  1998              1997
                                                           ----------------------------------
         Assets
            Accounts receivable                              $          -       $     236,000
            Inventories                                                               539,000
            Property and equipment                                  879,000           879,000
            Less adjustment for write-down to estimated
              realizable value                                     (579,000)         (579,000)
            Other assets                                                -              72,000
                                                           ----------------------------------
                                                                    300,000         1,147,000
          Liabilities
            Estimated losses from disposal of segment                90,000           211,000
                                                           ----------------------------------
            Net assets of Wright                             $      210,000     $     936,000
                                                           ==================================

The foregoing net assets have been classified as current at June 30, 1998, since the disposal of the assets is expected to be completed within one year.

Discontinued operations include management's best estimate of the amounts expected to be realized on the disposal of its remaining assets. The amounts the Company will ultimately realize could differ in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations, however the Company does not expect such differences to be significant.

In conjunction with the sale of Wright inventory, the Company received a note receivable of $325,000 and a warrant to purchase up to 15% of the buyer's fully-diluted equity for $315,000. The warrant is currently exercisable and expires on June 30, 2003.

NOTE 12.  EMERGING ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), becomes effective for the Company's year ending June 30, 1999. Comprehensive income, as defined by SFAS No. 130, is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements with the same prominence as the Company's other financial statements. However, comprehensive income is not required to be reported by a Company that does not have any items of comprehensive income other than net income. The Company does not expect that comprehensive income will be required to be reported because it anticipates that net income will be the only item of comprehensive income.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1-Election of Directors," "-Executive Officers of the Company" and "-Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 1998.

Item 10.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1-Election of Directors -Compensation of Directors" and "-Executive Compensation" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 1998.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 1998.

Item 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the section entitled "Proposal No. 1-Election of Directors-Certain Relationships and Transactions" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 1998.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)   Exhibits

       The Exhibits listed in the Index to Exhibits following the Signature Page herein are filed as part of this Annual Report on Form 10-KSB.

 (b)   Reports on Form 8-K

       None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               MEMRY CORPORATION


Date: September 25, 1998        By: /s/ James G. Binch
                                   ------------------------
                                   James G. Binch
                                   President, CEO and
                                   Chairman of the Board

                                By: /s/ Thomas D. Carey
                                   ------------------------
                                   Thomas D. Carey
                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                   Title                          Date
---------                   -----                          ----


/s/ James G. Binch          President, CEO                 September 25, 1998
_____________________       and Chairman of the Board
James G. Binch              (Principal Executive Officer
                            and Principal Financial
                            Officer)



_____________________       Director                       September 25, 1998
Nicholas J. Grant


/s/ Jack Halperin
_____________________       Director                       September 25, 1998
Jack Halperin


/s/ W. Andrew Krusen, Jr.
_____________________       Director                       September 25, 1998
W. Andrew Krusen, Jr.


/s/ John A. Morgan
_____________________       Director                       September 25, 1998
John A. Morgan

                                 Exhibit Index


Exhibit
Number     Description of Exhibit
------     ----------------------

 3.1       Certificate of Incorporation of the Company, as amended          (11)

 3.2       By-Laws of the Company, as amended                                (8)

 3.3       Amendment Number 1 to By-Laws of the Company, as amended         (13)

10.1       Lease Agreement, dated January 24, 1991,                          (1)
           between the Company and Brookfield Commerce, relating to 57 Commerce Drive, Brookfield, CT

10.2       Warrant Issued to Connecticut Innovations,                        (2)
           Inc. ("CII") as of March 1, 1992

10.3       Employment Agreement, dated September 24,                         (3)
           1993, between the Company and James G. Binch

10.4       SBIR Contract dated December 9, 1993 between                      (4)
           the Company and NASA

10.5       Employee Non-Disclosure Agreement, dated as of                    (4)
           October 18, 1994, between the Company and
           James G. Binch

10.6       Convertible Subordinated Debenture Purchase Agreement,            (8)
           dated as of December 22, 1994, between the Company and CII


10.7       First Amendment to Convertible Subordinated Debenture             (5)
           Purchase Agreement, dated October 11, 1995, between the Company and CII

10.8       First Addendum to Convertible Subordinated Debenture,             (5)
           dated October 11, 1995, made by the Company and agreed to by CII

10.9       First Addendum to Stock Subscription Warrant (re:                 (5)
           Warrant No. 94-4), dated October 11, 1995, made by the
           Company and agreed to by CII

                                 Exhibit Index


Exhibit
Number     Description of Exhibit
------     ----------------------

10.10      First Addendum to Stock Subscription Warrant (re:                 (5)
           Warrant No. 94-5), dated October 11, 1995, made by the
           Company and agreed to by CII

10.11      First Addendum to Stock Subscription Warrant (re:                 (5)
           Warrant No. 94-6), dated October 11, 1995, made by the
           Company and agreed to by CII

10.12      Employment Agreement, dated as of November 7, 1995,               (6)
           between the Company and William H. Morton, Jr.

10.13      Second Amendment to Convertible Subordinated Debenture            (8)
           Purchase Agreement, dated as of June 28, 1996, between the Company and CII

10.14      Amended and Restated Class I Warrant Certificate                  (8)
           (Warrant Certificate No. 94-4A) issued by the
           Company to CII

10.15      Amended and Restated Class II Warrant Certificate                 (8)
           (Warrant Certificate No. 94-5A) issued by the
           Company to CII

10.16      Second Addendum to Class III Warrants issued by the               (8)
           Company to CII

10.17      Sublease, dated as of June 28, 1996, between the Company          (7)
           and Raychem Corporation

10.18      Warrant Certificate exercisable for 1,130,000 shares of           (7)
           Common Stock, dated June 28, 1996, issued by the Company to Raychem Corporation

10.19      Warrant Certificate exercisable for 1,250,000 shares of           (7)
           Common Stock, dated June 28, 1996, issued by the Company to Raychem Corporation

10.20      Amendment to Lease Agreement between the Company and              (8)
           Brookfield Commerce relating to 57 Commerce Drive,

                                 Exhibit Index


Exhibit
Number     Description of Exhibit
------     ----------------------

           Brookfield, CT.

10.21      Warrant Cert. No. 96-4, dated as of July 16, 1996,                (8)
           issued to Dominion Capital Partners

10.22      Warrant Cert. No. 96-5, dated as of July 15, 1996,                (8)
           issued to Dawn M. Morton


10.23      Commercial Revolving Loan, Term Loan and Security                 (8)
           Agreement, dated August 9, 1996, among the Company,
           Wright Machine Corporation and Affiliated Business
           Credit Corporation

10.24      Mortgage and Security Agreement dated as of August 9, 1996,       (8)
           from Wright Machine Corporation and Affiliated Business
           Credit Corporation

10.25      Letter Agreement, dated June 26, 1996, between the                (8)
           Company and James Proft

10.26      Employee Agreement on Inventions and Patents, between             (8)
           the Company and James G. Binch

10.27      Memry Corporation Stock Option Plan, as amended                   (9)

10.28      Form of Nontransferable Incentive Stock Option Agreement under    (9)
           the 1994 Plan

10.29      Form of Nontransferable Non-Qualified Stock Option                (9)
           Agreement under the 1994 Plan

10.30      Warrant Certificate No. 96-7(A), dated as of January ___,        (11)
           1997, issued to James Proft

10.31      Purchase Agreement, dated as of May 12, 1997, between            (10)
           Wright and Thomas Industries Auction & Liquidation
           Corporation

10.32      Amended and Restated Tinel-Lock Supply Agreement,                (11)

                                 Exhibit Index


Exhibit
Number     Description of Exhibit
------     ----------------------

           dated as of February 19, 1997, and effective as of December 20, 1996, between the Company and Raychem
           Corporation

10.33      Amended and Restated Private Label/Distribution                  (11)
           Agreement, dated as of February 19, 1997, and effective as of December 20, 1996, between the Company and Raychem Corporation*

10.34      Amendment No. 3 to Amended and Restated Purchase Agreement       (11)
           and Amendment No. 1 to Transitional Services Agreement between the Company and Raychem Corporation, dated as of February 19, 1997 and effective as of December 20, 1996

10.35      Agreement, dated as of June 5, 1997, between the Company         (11)
           and Wendy M. Gavaghan

10.36      Securities Purchase Agreement, dated as of June 26, 1997,        (11)
           between the Company and Dominion Financial Group
           International LDC

10.37      Memry Corporation's 1997 Long Term Incentive Plan, as amended.   (12)


10.38      Form of Nontransferable Incentive Stock Option Agreement         (12)
           under the 1997 Plan

10.39      Employment Agreement, dated as of the 29th day of October,       (12)
           1997, between Thomas D. Carey and the Company

10.40      Letter Agreement, dated December 23, 1997, between James G.      (12)
           Binch and the Company relating to the exchange of a promissory note for the Company's Common Stock

10.41      Commercial Revolving Loan, Term Loan, Line of Credit and         (13)
           Security Agreement, dated June 30, 1998, between the
           Company and Webster Bank

10.42      Revolving Loan Note, dated June 30, 1998, by the Company in      (13)
           favor of Webster Bank in principal amount of $3,000,000

                                 Exhibit Index


Exhibit
Number     Description of Exhibit
------     ----------------------

10.43 Term Loan Note, dated June 30, 1998, by the Company in favor of (13) Webster Bank in principal amount of $500,000

10.44      Equipment Loan Note, dated June 30, 1998, by the Company in      (13)
           favor of Webster Bank in principal amount of $750,000

10.45      Amendment of Sublease, dated March 26, 1998, between Raychem     (13)
           Corporation and Memry Corporation

21.1       Information regarding Wright Machine Corporation                 (11)

27         Financial Data Schedule                                          (13)

-----------------------

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

                                 Exhibit Index


Exhibit
Number     Description of Exhibit
------     ----------------------

(10) Incorporated by reference to the Company's Current Report on Form 8-K filed June 25, 1997.

(11) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal ended June 30, 1997, as amended.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1997.

(13) Filed herewith

* Subject to a confidential treatment request.