Form 10QSB
period 1998-09-30
MEMRY CORP
filed 1998-11-13
CIK 720896

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

                                   (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                              ------------------

           [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission File Number 0-14068
                                                -------

                               Memry Corporation
                               -----------------
       (Exact name of small business issuer as specified in its charter)

  Delaware                                                          06-1084424
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation of organization)



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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of November 11, 1998, 20,639,304 of the registrant's common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes         No X
   ---        ---

               INDEX


PART I - FINANCIAL INFORMATION


     ITEM 1.   Financial Statements (Unaudited):

               Condensed Consolidated Balance Sheets as of September 30, 1998 and June 30, 1998

               Condensed Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997

               Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1998 and 1997

               Notes to the Condensed Consolidated Financial Statements


     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II   ---  OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         Memry Corporation & Subsidiary
                           Consolidated Balance Sheets
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                            September 30,         June 30,
                                                                 1998               1998
                                                           ----------------   ----------------
ASSETS
Current Assets
      Cash and cash equivalents                            $       849,000    $     1,189,000
                                                                                    1,189,000
      Accounts receivable, less allowance for doubtful
         accounts                                                2,811,000          3,534,000
      Note receivable                                              325,000            325,000
      Inventories                                                2,717,000          2,336,000
      Prepaid expenses and other                                   234,000             62,000
      Assets of discontinued segment                               264,000            210,000
                                                           ----------------   ----------------
            Total current assets                                 7,200,000          7,656,000
                                                           ----------------   ----------------

Equipment and improvements, at cost                              4,790,000          4,593,000
      Less accumulated depreciation                            (2,017,000)        (1,876,000)
                                                           ----------------   ----------------
                                                                 2,773,000          2,717,000
                                                           ----------------   ----------------
Other Assets
      Patents and patent rights, less accumulated
          amortization                                           1,700,000          1,734,000
      Goodwill, less accumulated
          amortization                                             888,000            906,000
      Deferred financing costs, less accumulated
          amortization                                              40,000             43,000
      Deposits                                                      29,000             29,000
                                                           ----------------   ----------------
                                                                 2,657,000          2,712,000
                                                           ----------------   ----------------
            Total assets                                   $    12,630,000    $    13,085,000
                                                           ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable and accrued expenses                $     1,259,000    $     2,320,000
      Notes payable                                                100,000            100,000
      Current maturities of capital lease obligations               24,000             31,000
                                                           ----------------   ----------------
            Total current liabilities                            1,383,000          2,361,000
                                                           ----------------   ----------------

Capital lease obligations, less current maturities                  19,000             19,000
Note Payable, less current maturities                              379,000            580,000
                                                           ----------------   ----------------
                                                                 1,781,000          2,960,000
                                                           ----------------   ----------------

Stockholders' Equity
      Common stock, $.01 par value; 30,000,000 authorized
          shares; 19,961,456 shares issued and outstanding         200,000            199,000
      Additional paid-in capital                                41,147,000         41,121,000
      Accumulated deficit                                     (30,498,000)       (31,195,000)
                                                           ----------------   ----------------
            Total stockholders' equity                          10,849,000         10,125,000
                                                           ----------------   ----------------
            Total liabilities and stockholder's equity     $    12,630,000    $    13,085,000
                                                           ================   ================

                         Memry Corporation & Subsidiary

                      Consolidated Statements of Operations
               For the Three Months Ended September, 1998 and 1997
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                          1998             1997
                                                     -------------    -------------
Revenues
      Product Sales                                  $  4,825,000     $  3,993,000
      Research and development                             28,000                -
                                                     -------------    -------------
                                                        4,853,000        3,993,000
                                                     -------------    -------------

Cost of revenues
      Manufacturing                                     2,415,000        2,007,000
      Research and development                             39,000                -
                                                     -------------    -------------
                                                        2,454,000        2,007,000
                                                     -------------    -------------

            Gross profit                                2,399,000        1,986,000
                                                     -------------    -------------


Operating expenses
      General, selling and administration               1,521,000        1,320,000
      Depreciation and amortization                        69,000           83,000
                                                     -------------    -------------
                                                        1,590,000        1,403,000
                                                     -------------    -------------

            Income from operations                        809,000          583,000

Other income (expense)
      Interest expense                                          -         (55,000)
      Gain on disposition of assets                             -           25,000
                                                     -------------    -------------
                                                                -         (30,000)
                                                     -------------    -------------

            Income before income taxes                    809,000          553,000
            Provision for income taxes                    112,000           45,000
                                                     -------------    -------------

            Net income                               $    697,000     $    508,000
                                                     =============    =============

Net income per share
      Basic                                          $       0.03     $       0.03
                                                     =============    =============
      Diluted                                        $       0.03     $       0.03
                                                     =============    =============

Weighted average number of common shares outstanding
      Basic                                            19,951,000       17,122,000
                                                     =============    =============
      Diluted                                          21,548,000       20,206,000
                                                     =============    =============

                         Memry Corporation & Subsidiary
                      Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 1998 and 1997
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                1998          1997
                                                            -----------    -----------
Cash Flows From Operating Activities
      Net income                                            $   697,000    $   508,000
      Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization                           195,000        180,000
        Compensation paid by the issuance of common stock        11,000         16,000
        Change in operating assets and liabilities:
           (Increase) decrease in accounts receivable           763,000       (141,000)
           (Increase) decrease in inventories                  (381,000)       159,000
            (Increase) decrease in prepaid expenses and
            other assets                                       (169,000)       314,000
           Decrease in accounts payable and
            Accrued expenses                                 (1,065,000)      (524,000)
                                                            -----------    -----------

               Net cash provided by operating activities         51,000        512,000

Cash Flows From Investing Activities
      Purchases of property, plant and equipment               (197,000)       (78,000)
                                                            -----------    -----------

               Net cash used in investing activities           (197,000)       (78,000)

Cash Flows From Financing Activities
      Proceeds from sale of common stock, net                    15,000        150,000
      Net decrease in revolving loans payable                  (180,000)      (353,000)
      Principal payments on notes payable                       (21,000)       (81,000)
      Payments on capital lease obligations                      (8,000)        (6,000)
                                                            -----------    -----------
               Net cash used in financing activities           (194,000)      (290,000)
                                                            -----------    -----------

               Net increase (decrease) in cash                 (340,000)       144,000

Cash and cash equivalents, beginning of period                1,189,000         25,000
                                                            -----------    -----------

Cash and cash equivalents, end of period                    $   849,000    $   169,000
                                                            ===========    ===========

                        MEMRY CORPORATION & SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note A.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999 ("fiscal 1999"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended June 30, 1998 ("fiscal 1998") of Memry Corporation (the "Company").


Note B.  INVENTORIES

Inventories at September 30, 1998 and June 30, 1998, are summarized as follows:

                                           September       June
                                           ---------       ----

Raw Materials                            $   547,000    $   455,000
Work-in-process                            1,997,000      1,783,000
Finished goods                               888,000        836,000
Allowance for slow-moving
  and obsolete inventory                    (739,000)      (738,000)
                                         -----------    -----------

                                         $ 2,693,000    $ 2,336,000
                                         ===========    ===========

Note C.   EARNINGS PER SHARE

Net income per common share was computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the period. In February 1997, the FASB issued SFAS no. 128, "Earnings per Share", which is effective for periods ending after December 15, 1997 and requires changes in the computation, presentation and disclosure of earnings per share. Earnings per share for all prior periods have been restated to conform with computation provisions of SFAS no. 128. For the periods presented, there were no items which changed net income as presented in the consolidated statements of operations and the amounts used to compute basic and diluted income per share. The following is a reconciliation of the computation of basic and diluted income per share.

                                          Three Months   Three Months
                                             Ended          Ended
                                            9/30/98        9/30/97
                                            -------        -------

Weighted average number of basic
  shares outstanding                      19,951,000     17,122,000
Effect of Dilutive Securites:
  Warrants                                 1,062,000      2,761,000
  Options                                    535,000        323,000
                                        ------------------------------
    Weighted average number of diluted
      shares outstanding                  21,548,000     20,206,000
                                        ==============================

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results. Certain statements under this caption may constitute "forward-looking statements". See Part II "Other Information".

(a)  RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 compared to three months ended
--------------------------------------------------------------------
September 30, 1997
------------------

Revenues. Revenues from continuing operations increased 22% to $4,853,000 for the first quarter of fiscal year 1999 from $3,993,000 during the same period in fiscal 1998. The increase of $860,000 is primarily due to significantly increased product sales for various medical applications.

Costs and Expenses. Cost of revenues increased to $2,454,000 for the three months ended September 30, 1998 from $2,007,000 during the same three month period in fiscal 1998. This increase of $447,000 or 22% was attributable to the 22% increase in revenues. The Company's gross margin from sales decreased to 49% for the three months ended September 30, 1998 from a 50% margin in the comparable period in fiscal 1998.

Operating Expenses. Operating expenses increased $187,000 or 13%, to $1,590,000 for the three months ended September 30, 1998, as compared to $1,403,000 during the same period of fiscal 1998. This increase is primarily attributable to the Company's increased sales volume. Net interest expense decreased by $55,000 in the first quarter of fiscal 1999 from $55,000 during the comparable quarter of fiscal 1999. The decrease was due primarily to a reduced average balance in the Company's working capital line of credit and an increase in the Company's interest bearing cash balance compared to the same period in fiscal 1999. The Company recorded a provision for income taxes of $112,000 for the first quarter of fiscal 1999 versus a tax provision of $45,000 in the comparable period in fiscal 1998. This increased provision is attributable to the Company's increase in revenues and earnings in the first quarter of fiscal 1999 relative to the first quarter of fiscal 1998. Such provision reflects an effective tax rate less than the statutory rate due principally to the benefits arising from net operating loss carry-forwards available to the Company.

Net Income. Primarily as a result of the Company's 22% increase in revenues, essentially constant gross margins and a significantly smaller relative increase in administrative expense, the Company was able to realize a 37% increase in net income from $508,000 for the first quarter of fiscal 1998 versus $697,000 for the first quarter of fiscal 1999. Diluted net income per share remained constant at $0.03 per share for the first quarter ended September 30, 1998 versus the first quarter ended September 30, 1997. The constant earnings per share value is attributable to an increase in the number of weighted shares outstanding primarily due to the exercise of outstanding warrants.

(b) SUBSEQUENT EVENTS

On October 30, 1998, the Company consummated the purchase of Advanced Materials Technologies, N. V. of Herk-de-Stad, Begium ("AMT"). The terms of the transaction included a cash payment of $1.04 million and 675,000 shares of Memry Corporation common stock. In addition, Memry may be obligated to pay up to an additional $1.05 million in cash if, twelve months from the closing date, the value of the Memry shares is below $5.55 per share. The Company believes that the revenue generated by AMT for consolidation on Memry Corporation financial statements will approximate $2 million in fiscal 1999. The impact on fiscal 1999 net income is expected to negligible.

In October of 1998, Memry Corporation's largest customer, United States Surgical Corporation was acquired by Tyco International, Ltd. US Surgical accounted for approximately $7.3 million or 38% of Memry's fiscal 1998 revenues. Subsequent to the acquisition, Memry was informed that Tyco International, Ltd. would implement a plan to reduce United States Surgical Corporations inventory levels. Due to these anticipated inventory adjustments, the Company expects to receive approximately $1.5 million less in revenues from United States Surgical Corporation in fiscal year 1999 than it did in fiscal year 1998, however, the Company expects continued growth in total revenues.

(c)  LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's cash and cash equivalents balance was $849,000, a reduction of $340,000 from $1,189,000 at the start of fiscal 1999. Cash provided by operations was $51,000 for the three months ended September 30, 1998. Offsetting the cash provided by operations was cash used in investing activities of $197,000 for the purchase of property, plant and equipment, and $194,000 used in financing activities, primarily to repay debt.

The reduction in cash on hand is primarily due to the fact that the Company shipped a significant portion of its first quarter products at the end of the quarter. This accounted for recognition of revenue for the quarter but a delay in the collection of these revenues until the first part of the second quarter of fiscal 1999. In addition, bonuses due employees that had been accrued in fiscal 1998 were paid-out in the first quarter of fiscal 1999. Cash used in financing activities for the three month period ended September 30, 1998 was $194,000 as opposed to $290,000 of cash used for financing activities for the comparable period in fiscal 1998. The $194,000 of cash used in financing activities during the three months ended September 30,1998 was primarily for reduction of the Company's working capital line of credit. During the three months ended September 30,1998, $197,000 of cash was used in investing activities attributable primarily to the purchase of equipment and plant improvements in the Company's west coast facilities. Working capital at September 30, 1998 was $5,817,000, up slightly from a working capital of $5,295,000 at June 30, 1998.

On June 30, 1998, the Company and Webster Bank entered into a Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement and related financing documents and agreements (the "Webster Facility"). Upon entering into the Webster Facility, the Company paid off all amounts outstanding under its prior credit facility with First Union National Bank. The Webster Facility includes a revolving loan, an equipment loan line of credit and a $500,000 term loan. The term loan is to be repaid in equal monthly installments of principal over its five year term. The revolving loan provides for borrowings up to the lesser of (a) $3,000,000 or (b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $750,000 or 35% of eligible inventory. The revolving loan requires the payment of a commitment fee equal to
 .25% per annum of the daily unused portion of the revolving loan. The equipment loan line of credit provides for equipment financing up to the lesser of $750,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. The Company has the option of converting amounts borrowed under the equipment line of credit to term loans on July 1, 1999, 2000, and 2001. At September 30, 1998 an aggregate of approximately $480,000 thousand was outstanding under the Webster Facility. The Webster Facility is secured by substantially all of the Company's assets. Interest on the revolving loan and equipment line of credit is variable based on either LIBOR or the Prime Rate as published in the Wall Street Journal, as elected by the Company. Interest on the term loan and converted equipment loans is either fixed, at a rate based on the U.S. Treasury yield, or variable based on the Prime Rate, as elected by the Company. The Company has the ability to convert between the different rates from time to time subject to certain conditions. In addition, the credit facility contains various restrictive covenants, including, among others, limitations on encumbrances and additional debt, prohibition on the payment of dividends or redemption of stock except in connection with certain existing put rights, restrictions on management/ownership changes and required compliance with specified financial ratios.

The Company has in the past grown through acquisitions (including the acquisition of Advanced Materials & Technologies, N. V. and Raychem's nickel titanium product line). As part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company's existing businesses. The Company intends to use available cash from operations and authorized but unissued common stock to finance any such acquisitions. The Company does not currently, however, contemplate any additional material acquisitions for fiscal 1999.

The Company intends to spend between $1.5 and $2.0 million on capital expenditures during the fiscal year ending June 30, 1999, in order to handle its expected continuing increased sales volume of SMA materials. The Company expects that it will be able to pay for these expenditures out of cash flow generated from its sale of products during the current fiscal year.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if: (i) at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut; or (ii) the Company fails to keep the Registration Statement on Form S-2 that went effective on January 31, 1997 (the "Registration Statement"), covering the offer and sale by certain of the Company's shareholders (including
CII) of up to 3,550,630 shares (including up to 3,041,963 shares beneficially owned at such time by CII) of the Company's common stock, in effect for an aggregate of 120 days during any rolling twelve month period during the three years which the Company is required to maintain the effectiveness of the Registration Statement. Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all the Company's Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company. Using $3.50 per share, which was the approximate market price at September 30, 1998, as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $6,572,000. To the extent that the current market value of the Company's common stock exceeds $3.50 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to insure that its operations do not move from Connecticut in a manner that would trigger CII's put, and the Company intends to cause the Registration Statement to be maintained in a manner that would prevent CII's put from being operative.

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

PART II - OTHER INFORMATION

The statements in this quarterly report on Form 10-QSB that are not historical fact constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of forms of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes" and "scheduled".

The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgement of personnel; availability of qualified personnel; labor and employee benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with, government regulations. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and expectations of the Company will be achieved.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS

Exhibit
Number                   Description of Exhibit
----                     ------------------

27     Financial Data Schedule*

--------------------------------------------------------------------------------

* Submitted herewith electronically

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                  Memry Corporation
                                  -----------------

Date: November 13, 1998           /s/ James G.Binch
      -----------------           -------------------------------
                                  James G. Binch
                                  President, CEO, Treasurer
                                    and Chairman of the Board



Date: November 13, 1998           /s/ Thomas D. Carey
      -----------------           -------------------------------
                                  Thomas D. Carey
                                  Chief Financial Officer