Form 10QSB
period 1998-12-31
MEMRY CORP
filed 1999-02-16
CIK 720896

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549


                                  Form 10-QSB


                                   (Mark One)


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1998
                ------------------------------------------------
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934


                  For the transition period from           to
                  -------------------------------------------


                         Commission File Number 0-14068
                         ------------------------------


                               Memry Corporation
                               -----------------
       (Exact name of small business issuer as specified in its charter)


Delaware                                                              06-1084424
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of February 11, 1999, 20,686,714 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes         No X
-----------------

                                     INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of December 31, 1998 and June 30, 1998

          Condensed Consolidated Statements of Operations for the three and six months ended December 31, 1998 and 1997

          Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1998 and 1997

          Notes to the Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

ITEM 2.  Changes in Securities

ITEM 4.  Submission of matters to a Vote of Security Holders

ITEM 6.  Exhibits and Reports on Form 8-K

                         Memry Corporation & Subsidiary
                           Consolidated Balance Sheets
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                   December 31,                     June 30,
                                                                                         1998                         1998
                                                                              -----------------------           ------------------
ASSES
Current Assets
      Cash and cash equivalents                                                $           1,007,000         $          1,189,000
      Accounts receivable, less allowance for doubtful
         accounts                                                                          3,984,000                    3,534,000
      Note receivable                                                                        325,000                      325,000
      Inventories                                                                          3,190,000                    2,336,000
      Prepaid expenses and other                                                              99,000                       62,000
      Assets of discontinued segment, net                                                          -                      210,000
                                                                              -----------------------        ---------------------
           Total current assets                                                            8,605,000                    7,656,000
                                                                              -----------------------        ---------------------

Property, Plant and Equipment, at cost                                                     7,458,000                    4,593,000
      Less accumulated depreciation                                                      (2,197,000)                   (1,876,000)
                                                                              -----------------------        ---------------------
                                                                                           5,261,000                    2,717,000
                                                                              -----------------------        ---------------------
Other Assets
      Patents and patent rights, less accumulated
          Amortization                                                                     1,667,000                    1,734,000
      Goodwill, less accumulated
          Amortization                                                                     4,589,000                      906,000
      Deferred financing costs, less accumulated
          Amortization                                                                        36,000                       43,000
      Deposits                                                                                34,000                       29,000
                                                                              -----------------------        ---------------------
                                                                                           6,326,000                    2,712,000
                                                                              -----------------------        ---------------------
           Total assets                                                        $          20,192,000         $         13,085,000
                                                                              =======================        =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable and accrued expenses                                    $           2,031,000         $          2,230,000
      Notes payable                                                                        2,878,000                      100,000
      Contingency liability                                                                1,047,000
      Unearned Revenue                                                                        99,000
      Current maturities of capital lease obligations                                         16,000                       31,000
                                                                              -----------------------        ---------------------
           Total current liabilities                                                       6,071,000                    2,361,000
                                                                              -----------------------        ---------------------

Capital lease obligations, less current maturities                                            63,000                       19,000

Note Payable, less current maturities                                                        548,000                      580,000
                                                                              -----------------------        ---------------------
           Total  Liabilities                                                              6,682,000                    2,960,000
                                                                              -----------------------        ---------------------

Stockholders' Equity
      Common stock, $.01 par value; 30,000,000 authorized
          shares; shares issued and outstanding:                                             207,000                      199,000
          December 31, 1998 - 20,676,000; June 30, 1998 - 19,950,000
      Additional paid-in capital                                                          43,551,000                   41,121,000
      Accumulated deficit                                                               (30,234,000)                  (31,195,000)
      Translation Adjustment                                                                (14,000)
                                                                              -----------------------        ---------------------
           Total stockholders' equity                                                     13,510,000                   10,125,000
                                                                              -----------------------        ---------------------
      Total liabilities and stockholders' equity                               $          20,192,000         $         13,085,000
                                                                              =======================        =====================

                         Memry Corporation & Subsidiary

                     Consolidated Statements of Operations
             For the Three Months Ended December 31, 1998 and 1997
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                              -----------------------        ---------------------
                                                                                         1998                         1997
                                                                              -----------------------        ---------------------
Revenues
      Product Sales                                                            $           4,429,000         $          4,414,000
      Research and development                                                               284,000                       96,000
                                                                              -----------------------        ---------------------
                                                                                           4,713,000                    4,510,000
                                                                              -----------------------        ---------------------

Cost of revenues
      Manufacturing                                                                        3,021,000                    1,822,000
      Research and development                                                                48,000                      172,000
                                                                              -----------------------        ---------------------
                                                                                           3,069,000                    1,994,000
                                                                              -----------------------        ---------------------

           Gross profit                                                                    1,644,000                    2,516,000
                                                                              -----------------------        ---------------------

Operating expenses
      General, selling and administration                                                  1,231,000                    1,635,000
      Depreciation and amortization                                                           86,000                       83,000
                                                                              -----------------------        ---------------------
                                                                                           1,317,000                    1,718,000
                                                                              -----------------------        ---------------------

           Operating income                                                                  327,000                      798,000

Other income (expense)
      Interest (expense)                                                                       2,000                      (44,000)
      Gain on disposition of assets                                                            9,000                            -
                                                                              -----------------------        ---------------------
                                                                                              11,000                      (44,000)
                                                                              -----------------------        ---------------------

           Income from continuing operations before income taxes                             338,000                      754,000
           Provision for income taxes                                                         82,000                      115,000
                                                                              -----------------------        ---------------------

           Income from continuing operations                                                 256,000                      639,000

Gain on discontinued operations                                                                8,000
                                                                              -----------------------        ---------------------
           Net income                                                         $              264,000         $            639,000
                                                                              =======================        =====================

Basic Earnings Per Share:
      Income from continuing operations                                       $                 0.01         $               0.04
      Gain (loss) on discontinued operations                                                       -                            -
                                                                              -----------------------        ---------------------
                                                                              $                 0.01         $               0.04
                                                                              =======================        =====================
Diluted Earnings Per Share:
      Income (loss) from continuing operations                                $                 0.01         $               0.03
      Gain (loss) from discontinued operations                                                     -                            -
                                                                              -----------------------        ---------------------
                                                                              $                 0.01         $               0.03
                                                                              =======================        =====================

                         Memry Corporation & Subsidiary

                      Consolidated Statements of Operations
                For the Six Months Ended December 31, 1998 and 1997
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                              -----------------------        ---------------------
                                                                                         1998                         1997
                                                                              -----------------------        ---------------------
Revenues
      Product Sales                                                            $           9,254,000         $          8,395,000
      Research and development                                                               312,000                      109,000
                                                                              -----------------------        ---------------------
                                                                                           9,566,000                    8,504,000
                                                                              -----------------------        ---------------------
Cost of revenues
      Manufacturing                                                                        5,436,000                    3,716,000
      Research and development                                                                86,000                      285,000
                                                                              -----------------------        ---------------------
                                                                                           5,522,000                    4,001,000
                                                                              -----------------------        ---------------------
           Gross profit                                                                    4,044,000                    4,503,000
                                                                              -----------------------        ---------------------

Operating expenses
      General, selling and administration                                                  2,751,000                    2,955,000
      Depreciation and amortization                                                          157,000                      166,000
                                                                              -----------------------        ---------------------
                                                                                           2,908,000                    3,121,000
                                                                              -----------------------        ---------------------

           Operating income                                                                1,136,000                    1,382,000

Other income (expense)
      Interest (expense)                                                                       2,000                      (99,000)

      Gain on disposition of assets                                                            9,000                       25,000
                                                                              -----------------------        ---------------------
                                                                                              11,000                      (74,000)
                                                                              -----------------------        ---------------------

           Income from continuing operations before income taxes                           1,147,000                    1,308,000
           Provision for income taxes                                                        194,000                      160,000
                                                                              -----------------------        ---------------------

           Income from continuing operations                                                 953,000                    1,148,000

Gain on discontinued operations                                                                8,000                            -
                                                                              -----------------------        ---------------------

           Net income                                                         $              961,000         $          1,148,000
                                                                              =======================        =====================

Basic Earnings Per Share:
      Income (loss) from continuing operations                                $                 0.05         $               0.07
      Gain (loss) from discontinued operations
                                                                                                   -                            -
                                                                              -----------------------        ---------------------
                                                                              $                 0.05         $               0.07
                                                                              =======================        =====================
Diluted Earnings Per Share:
      Income (loss) from continuing operations                                $                              $
                                                                                                0.04                         0.06
      Gain (loss) from discontinued operations                                                     -                            -
                                                                              -----------------------        ---------------------
                                                                              $                 0.04         $               0.06
                                                                              =======================        =====================

                        Memry Corporation & Subsidiary
                     Consolidated Statements of Cash Flows
              For the Six Months Ended December 31, 1998 and 1997
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                         1998                         1997
                                                                              -----------------------        ---------------------
Cash Flows From Operating Activities
      Net Income                                                               $            961,000          $          1,148,000

      Adjustments to  reconcile  net income to net cash
         provided  by  operating activities:
        Depreciation and amortization                                                       429,000                       358,000
        Gain (loss) on disposal of assets                                                   210,000                             -
        Compensation paid by issuance of common stock                                             -                        82,000
        Change in operating  assets and  liabilities, net of assets acquired in business combination:
          (Increase) decrease in accounts receivable                                        125,000                       426,000
          (Increase) decrease in notes receivable                                           525,000                             -
          (Increase) decrease in inventories                                               (667,000)                     (265,000)
          (Increase) decrease in prepaid expenses and other assets                          (23,000)                      225,000
          Increase (decrease) in accounts payable                                          (654,000)                     (684,000)
          Increase (decrease) in unearned revenue                                            (1,000)                            -
                                                                              -----------------------        ---------------------
                                                                                            905,000                     1,290,000

Cash Flows From Investing Activities
        Purchase of Advanced Materials and Technologies, n.v.
          property, plant and equipment                                                  (1,273,000)                            -
        Purchases of property, plant and equipment                                         (852,000)                     (198,000)
        Deposits                                                                              1,000                             -
                                                                              -----------------------        ---------------------
                                                                                         (2,124.000)                     (198,000)

Cash Flows From Financing Activities
        Proceeds from issuance of common stock                                               76,000                       477,000
        Proceeds from (repayment of) current portion of notes payable                     1,230,000                    (1,273,000)
        Proceeds from (repayment of) current portion of capital lease                       (15,000)                            -
        Proceeds from (repayment of) notes payable                                         (240,000)                     (129,000)
        Proceeds from (repayment of) capital lease                                                -                       (13,000)
        Gain (loss) on foreign currency fluctuations                                        (14,000)                            -
                                                                              -----------------------         --------------------
                                                                                          1,037,000                      (938,000)
                                                                              -----------------------        ---------------------
        Increase (decrease) in cash and cash equivalents                                   (182,000)                      154,000

Cash and cash equivalents, beginning of year                                              1,189,000                        25,000
                                                                              -----------------------         --------------------
Cash and cash equivalents, end of year                                        $           1,007,000           $           179,000
                                                                              =======================         ====================


Supplemental Schedule of Noncash Investing and Financing Activities
         Acquisition of Advanced Materials and Technologies, n.v.
         Purchase price                                                       $           4,682,000           $                -
                                                                              =======================         ====================
         Fair value of assets acquired
            Property, plant and equipment                                                 2,012,000                            -
            Accounts receivable                                                             575,000                            -
            Notes receivable                                                                525,000                            -
            Inventory                                                                       187,000                            -
            Other                                                                            22,000                            -
            Goodwill                                                                      3,718,000                            -
                                                                              -----------------------         --------------------
                                                                                          7,039,000                            -
         Less
            Liabilities assumed                                                          (2,357,000)                           -
                                                                              -----------------------         --------------------
                                                                              $           4,682,000           $                -
                                                                              =======================         =====================
         Source of Funds
            Cash                                                              $           1,273,000           $                -
            Contingent liability                                                          1,046,000                            -
            Issuance of common stock                                                      2,363,000                            -
                                                                              -----------------------         ---------------------
                                                                              $           4,682,000           $                -
                                                                              =======================         =====================

                         MEMRY CORPORATION & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note A.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999 ("fiscal 1999"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended June 30, 1998 ("fiscal 1998") of Memry Corporation (the "Company"), as amended.

Note B.  INVENTORIES

Inventories at December 31, 1998 and June 30, 1998, are summarized as follows:

                                  December          June
                                 -----------     -----------
Raw Materials                    $  309,000      $  455,000
Work-in-process                   2,075,000       1,783,000
Finished goods                    1,407,000         836,000
Allowance for slow-moving
and obsolete inventory             (601,000)       (738,000)
                                 ----------      ----------
                                  3,190,000       2,336,000


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

The Company has initially applied Statement No. 128 for the three month and six month periods ended December 31, 1998 and, as required by Statement No. 128, has restated all per share information for the prior periods to conform with the December 31, 1998 presentation. The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings (loss) per share.

                                       Three Months  Three Months  Six Months  Six Months
                                           Ended         Ended       Ended       Ended
                                          12/31/98      12/31/97    12/31/98    12/31/97
                                        ----------    ----------  ----------  ----------
Number of Basic Shares Outstanding      20,642,833    17,542,364  20,296,922  17,284,227
Effect of Dilutive Securities:
  Warrants                                 896,563     2,951,760     979,198   2,849,162
  Options                                  397,857       416,722     466,652     330,811
                                                                              ----------
Number of Fully Diluted Shares
Outstanding                             21,937,254    20,910,846  21,742,772  20,464,200
                                        ==========    ==========  ==========  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results. Certain statements under this caption may constitute "forward-looking statements". See Part II "Other Information".

(a)  RESULTS OF OPERATIONS

Six Months Ended December 31, 1998 compared to six months ended December 31,
----------------------------------------------------------------------------
1997
----

Revenues. Revenues from continuing operations increased 12% to $9,566,000 for the first six months of fiscal year 1999 from $8,504,000 during the same period in fiscal 1998. The increase of $1,062,000 is primarily due to an increase in products sold to medical device companies.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) increased to $5,522,000 for the six months ended December 31, 1998 from $4,001,000 during the same six month period in fiscal 1998. This increase of $2,521,000 or 38% was attributable primarily to the 12% increase in revenues, an increase in fixed costs in the Company's west coast facilities and a reduction in high margin medical product sales to United States Surgical Corporation from the Company's east coast facilities. In October of 1998, Memry Corporation's largest customer, United States Surgical Corporation was acquired by Tyco International, Ltd. US Surgical accounted for approximately $7.3 million or 38% of Memry's fiscal 1998 revenues. Subsequent to the acquisition, Memry was informed that Tyco International, Ltd. would implement a plan to reduce United States Surgical Corporations inventory levels. Although this plan to reduce inventory levels did not have an adverse effect on Memry's first quarter fiscal 1999 financial statements, the implementation of such an inventory adjustment caused an estimated $1.2 million reduction in anticipated second quarter sales. Correspondingly, the Company's gross margin from sales decreased to 42% for the six months ended December 31, 1998, from a 53% margin in the comparable period in fiscal 1998.

General, selling and administrative expenses (including amortization) decreased $213,000, or 7%, to $2,908,000 for the six months ended December 31, 1998, as compared to $3,121,000 during the same period of fiscal 1998. This decrease is primarily attributable to the Company's effort to maintain a lean administrative and management infrastructure and a decrease in information technology consulting fees relative to the comparable period in fiscal 1998. The Company recognized net interest income of $2,000 for the six month period ended December 31, 1998 versus interest expense of $99,000 for the six month period ended December 31, 1997. This favorable net interest position was primarily due to the Company's net positive cash position for the majority of the first six months of fiscal 1999 versus the first six months of fiscal 1998. The Company recorded a provision for income taxes of $194,000 for the first six months of fiscal 1999 relative to a provision for income tax of $160,000 for the first six months of fiscal 1998. Such provision reflects an effective tax rate less than the statutory rate due principally to the benefits arising from net operating loss carryforwards available to the Company.

Net Income. Primarily as a result of a larger percentage increase in manufacturing cost relative to the percentage increase in sales growth, the Company's net income decreased by $187,000 or 16% to $961,000 in the first six months of fiscal 1999 compared to $1,148,000 for the first six months of fiscal 1998.

Three Months Ended December 31, 1998 compared to three months ended December
----------------------------------------------------------------------------
31, 1997
---------

Revenues. Revenues increased 5% to $4,713,000 for the second quarter of fiscal year 1999 from $4,510,000 during the same period in fiscal 1998. The increase of $203,000 is primarily due to an increase in sales to medical device companies.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) increased to $3,069,000 for the three months ended December 31, 1998 from $1,994,000 during the same three month period in fiscal 1997. This increase of $1,075,000 or 54% was attributable to a significant increase in fixed costs in the Company's west coast facility and the reduction in sales of medical sub-assemblies to US Surgical
Corporation. Correspondingly, the Company's gross margin from sales decreased to 35% for the three months ended December 31, 1998, from a 56% margin in the comparable period in fiscal 1998.

General, selling and administrative expenses (including amortization) decreased $401,000 or 23%, to $1,317,000 for the three months ended December 31, 1998, as compared to $1,718,000 during the same period of fiscal 1998. This decrease is primarily attributable to the Company's recent efforts to reduce administrative, management and consulting expenses in anticipation of a short-term slow down in medical sub-assembly sales. The Company recognized net interest income of $2,000 in the second quarter of fiscal 1999 compared to interest expense of $44,000 in the comparable quarter of fiscal 1998. This favorable net interest position was due primarily to a reduced average balance in the Company's working capital line of credit as compared to the same period in fiscal 1998 and a positive cash balance throughout the quarter. The Company recorded a provision for income taxes of $82,000 for the second quarter of fiscal 1999 compared to a tax provision of $115,000 for the second quarter of fiscal 1998. Such provision reflects an effective tax rate less than the statutory rate due principally to the benefits arising from net operating loss carryforwards available to the Company.

Net Income. Primarily as a result of the Company's significant increase in manufacturing cost relative to the Company's modest increase in sales, the Company's net income decreased by $375,000 or 59% to $264,000 for the three month period ended December 31, 1998 as compared to $639,000 for the same period in fiscal 1998.

(b)  LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company's cash and cash equivalents balance was $1,007,000, a decrease of $182,000 from $1,189,000 at the start of fiscal 1999.
Cash provided by operations was $905,000 for the six months ended December 31, 1998. Cash used in investing activities was $2,124,000. This was primarily due to funds needed to consummate the acquisition of Advanced Materials and Technologies, n.v. On October 30, 1998, the Company consummated the purchase of Advanced Materials and Technologies, N. V. of Herk-de-Stad, Belgium ("AMT"). The terms of the transaction included a cash payment of $1.04 million and 675,000 shares of Memry Corporation common stock. In addition, Memry may be obligated to pay up to an additional $1.05 million in cash if, twelve months from the closing date, the value of the Memry shares is below $5.55 per share. The Company believes that the revenue generated by AMT for consolidation on Memry Corporation's financial statements will approximate $2 million in fiscal 1999. The impact on fiscal 1999 net income is expected to be negligible. During the six months ended December 31, 1998 cash provided by financing activities consisted of increased bank borrowings needed to finance the AMT acquisition of $1,037,000. Working capital at December 31, 1998 was $4,668,000 down from $5,295,000 at June 30, 1998.

On June 30, 1998, the Company and Webster Bank entered into a Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement and related financing documents and agreements (the "Webster Facility"). Upon entering into the Webster Facility, the Company paid off all amounts outstanding under its prior credit facility with First Union National Bank. The Webster Facility includes a revolving loan, an equipment loan line of credit and a $500,000 term loan. The term loan is to be repaid in equal monthly installments of principal over its five year term. The revolving loan provides for borrowings up to the lesser of (a) $3,000,000 or (b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $750,000 or 35% of eligible inventory. The revolving loan requires the payment of a commitment fee equal to
 .25% per annum of the daily unused portion of the revolving loan. The equipment loan line of credit provides for equipment financing up to the lesser of $750,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. The Company has the option of converting amounts borrowed under the equipment line of credit to term loans on July 1, 1999, 2000, and 2001. At December 31, 1998 an aggregate of approximately $480,000 was outstanding under the Webster Facility. The Webster Facility is secured by substantially all of the Company's assets. Interest on the revolving loan and equipment line of credit is variable based on either LIBOR or the Prime Rate as published in the Wall Street Journal, as elected by the Company. Interest on the term loan and converted equipment loans is either fixed, at a rate based on the U.S. Treasury yield, or variable based on the Prime Rate, as elected by the Company. The Company has the ability to convert between the different rates from time to time subject to certain conditions. In addition, the credit facility contains various restrictive covenants, including, among others, limitations on encumbrances and additional debt, prohibition on the payment of dividends or redemption of stock except in connection with certain existing put rights, restrictions on management/ownership changes and required compliance with specified financial ratios.

The Company has in the past grown through acquisitions (including the acquisition of AMT and Raychem Corporation's nickel titanium product line). As part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company's existing businesses. The Company intends to use available cash from operations and authorized but unissued common stock to finance any such acquisitions. The Company does not currently, however, contemplate any additional material acquisitions for fiscal 1999.

The Company intends to spend between $1.5 and $2.0 million on capital expenditures during the fiscal year ending June 30, 1999, in order to handle its expected continuing increased sales volume of SMA materials. The Company expects that it will be able to pay for these expenditures out of cash flow generated from its sale of products during the current fiscal year.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if: (i) at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut (provided, however, that assets, revenues, employees, operations and bank accounts attributable to any entity acquired by the Company shall not be considered when determining if the Company has satisfied such requirements so long as such entity (1) was acquired in an arm's length transaction, (2) was not an affiliate of the Company and was not controlled by an affiliate of the Company prior to such acquisition, and (3) had been in existence and operating as a business for at least one year at the time of the acquisition); or (ii) the Company fails to keep the Registration Statement on Form S-2 that went effective on January 31, 1997 (the "Registration Statement"), covering the offer and sale by certain of the Company's shareholders (including CII) of up to 3,550,630 shares (including up to 3,041,963 shares beneficially owned at such time by CII) of the Company's common stock, in effect for an aggregate of 120 days during any rolling twelve month period during the three years which the Company is required to maintain the effectiveness of the Registration Statement. Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all the Company's Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company. Using $2.50 per share, which was the approximate market price at February 10, 1999, as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $5,700,000. To the extent that the current market value of the Company's common stock exceeds $2.50 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to insure that its operations do not move from Connecticut in a manner that would trigger CII's put, and the Company intends to cause the Registration Statement to be maintained in a manner that would prevent CII's put from being operative.

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

The Company has recently upgraded all of its internal computer systems such that the Company believes all of such internal systems are Year 2000 compliant. The Company has recently begun (i) to formally test such new systems, (ii) to commence an investigation regarding the Year 2000 readiness of its other equipment, and (iii) to inquire of its suppliers and customers as to whether the Year 2000 Issue will create substantial risks or disruption. The Company believes that the cost of undertaking such an investigation and developing and effecting such a plan will be less than $50,000. The Company has not reserved funds for such costs and, therefore, such costs, if expended, will have a direct negative impact on the Company's future income.

The Company plans to complete such investigation and effect its plans to correct any deficiencies before the end of fiscal 1999. As part of the Company's Year 2000 investigation, the Company plans to seek third-party confirmations with respect to such third-party's computers, software and systems. The Company also plans to review all of its equipment (other than its recently upgraded computer systems) to determine what, if any, Year 2000 concerns exist and then to address any material concerns.

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

ITEM 2.  CHANGES IN SECURITIES

On October 31, 1998, the Company sold 675,000 shares of its common stock to the shareholders of AMT as part of the consideration (along with cash and a covenant to make an additional cash payment in the future if the Company's stock price did not achieve a certain level) paid to such shareholders in exchange for all of the issued and outstanding stock of AMT. The Company believes that the offer and sale of its stock to AMT's shareholders was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) thereof and Regulation D thereunder.

On December 15, 1998 and December 29, 1998, the Company sold 10,000 shares of its common stock to each of Messrs. James Profit and Ray Serna, respectively, upon the exercise of warrants held by each such individual to purchase such number of shares for a cash consideration of $0.01 per share. The warrants that were exercised were issued to each such individual in connection with each such individual accepting an offer of employment from the Company in 1996. The Company believes that the offer and sale of these 20,000 shares to such individuals was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 23, 1998, the Company held its annual meeting of stockholders. At such meeting, the Company's four nominees for director, James G. Binch, Jack H. Halperin, Esq., W. Andrew Krusen, Jr. and John A. Morgan were re-elected to the Company's Board of Directors by the vote specified below:

                                     No. of Votes                                    Broker
Nominee                           For       Against/Withheld      Abstentions       Non-Votes
-------                           ---       ----------------      -----------       ---------
James G. Binch                17,467,417          7,407                0                0
Jack H. Halperin, Esq..       17,467,417          7,407                0                0
W. Andrew Krusen, Jr.         17,467,417          7,407                0                0
John A. Morgan                17,436,994         37,830                0                0

Also at such annual meeting, the Company's shareholders approved an amendment to the Company's 1997 Long-Term Incentive Plan (i) to increase from $2,500 per quarter to $7,500 per quarter the value of shares of the Company's Common Stock that will be granted to each non-employee director and (ii) to make such grants "restricted" such that the stock granted to each such non-employee director will vest in equal thirds on the first, second and third anniversaries of the date of grant (subject to forfeiture upon the occurrence of certain events). The vote on such amendment was 17,018,378 shares in favor, 376,825 shares against, 79,621 shares abstaining and 0 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit
Number                  Description of Exhibits
------                  -----------------------

  27                    Financial Data Schedule

On November 12, 1998, the Company filed a Current Report on Form 8-K reporting the acquisition of the capital stock of AMT described elsewhere herein. On January 15, 1999, the Company filed an amendment to such Current Report on Form 8-K providing historical financial information regarding AMT's assets and operations and pro forma financial information showing how the Company's actual assets and operations would have been effected by the assets and operations of AMT as at certain dates and for certain periods.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                    Memry Corporation
                                    -----------------

Date: February 12, 1998             /s/ James G.Binch
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