Form 10QSB
period 1999-03-31
MEMRY CORP
filed 1999-05-11
CIK 720896

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
                                  ____________

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                       For the transition period from to
                                  ____________

                         Commission File Number 0-14068
                                  ____________

                               Memry Corporation
                                  ____________
       (Exact name of small business issuer as specified in its charter)

Delaware                                   06-1084424
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of April 22, 1999 20,748,302 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

           Transitional Small Business Disclosure Format (check one):

  Yes
 No X

                                     INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of March 31, 1999 and June  30, 1998

Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 1999 and 1998

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1999 and 1998

Notes to the Condensed Consolidated Financial Statements

PART II OTHER INFORMATION

ITEM 2.  Changes in Securities

ITEM 6.  Exhibits and Reports on Form 8K

                        Memry Corporation & Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                March 31,      June 30,
                                                                  1999           1998
                                                              -------------  -------------
ASSETS
Current Assets
   Cash and cash equivalents                                  $    995,000   $  1,189,000
   Accounts receivable, less allowance for doubtful
      accounts                                                   3,370,000      3,534,000
   Note receivable                                                 260,000        325,000
   Inventories                                                   4,245,000      2,336,000
   Prepaid expenses and other                                      230,000         62,000
   Assets of discontinued segment, net                                   -        210,000
                                                              ------------   ------------
      Total current assets                                       9,100,000      7,656,000
                                                              ------------   ------------

Property, Plant and Equipment, at cost                           7,552,000      4,593,000
   Less accumulated depreciation                                (2,447,000)    (1,876,000)
                                                              ------------   ------------
                                                                 5,105,000      2,717,000
                                                              ------------   ------------

Other Assets
   Patents and patent rights, less accumulated
      Amortization                                               1,635,000      1,734,000
    Goodwill, less accumulated
      Amortization                                               4,509,000        906,000
   Deferred financing costs, less accumulated
      Amortization                                                  32,000         43,000
   Deposits                                                              -         29,000
                                                                 6,176,000      2,712,000
                                                              ------------   ------------
       Total assets                                           $ 20,381,000   $ 13,085,000
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Accounts payable and accrued expenses                   $  2,571,000   $  2,230,000
      Notes payable                                                620,000        100,000
      Contingent liability                                       1,046,000              -
      Unearned Revenue                                              91,000              -
      Current maturities of capital lease obligations               16,000         31,000
                                                              ------------   ------------
         Total current liabilities                               4,344,000      2,361,000
                                                              ============   ============

   Capital lease obligations, less current maturities               59,000         19,000
   Notes Payable, less current maturities                        2,628,000        580,000
                                                              ------------   ------------
         Total Liabilities                                       7,031,000      2,960,000
                                                              ------------   ------------
Stockholders' Equity
   Common stock, $.01 par value; 30,000,000 authorized
      shares; shares issued and outstanding:                       207,000        199,000
   March 31, 1999 - 20,749,000; June 30, 1998 - 19,950,000
   Additional paid-in capital                                   43,700,000     41,121,000
   Accumulated deficit                                         (30,137,000)   (31,195,000)
   Translation Adjustment                                         (420,000)             -
   Total stockholders' equity                                   13,350,000     10,125,000
                                                              ------------   ------------
   Total liabilities and stockholders' equity                 $ 20,381,000   $ 13,085,000
                                                              ============   ============

                        Memry Corporation & Subsidiaries
                     Consolidated Statements of Operations
               For the Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)
                                  -----------




Revenues
                                                 1999          1998
                                           ----------    ----------
   Product Sales                           $4,252,000    $4,813,000
   Research and development                    97,000        50,000
                                           ----------    ----------
                                            4,349,000     4,863,000

Cost of revenues
   Manufacturing                            1,995,000     2,302,000
   Research and development                    73,000       190,000
                                           ----------    ----------
                                            2,068,000     2,492,000

      Gross profit                          2,281,000     2,371,000

Operating expenses
   General, selling and administration      1,806,000     1,525,000
   Depreciation and amortization              257,000        83,000
                                           ----------    ----------
                                            2,063,000     1,608,000
                                           ----------    ----------
Operating income                              218,000       763,000
                                           ----------    ----------

Other income (expense)
    Interest (expense)                        (39,000)      (22,000)
    Other income (expense)                     15,000             -
                                           ----------      ---------
   Income before income taxes                 194,000       741,000
   Provision for income taxes                  97,000             -
                                           ----------    ----------
      Net income                           $   97,000    $  741,000
                                           ==========    ==========

Basic Earnings Per Share:                       $0.00    $     0.04
                                           ==========    ==========
Diluted Earnings Per Share:                     $0.00    $     0.04
                                           ==========    ==========

                        Memry Corporation & Subsidiaries
                     Consolidated Statements of Operations
               For the Nine Months Ended March 31, 1999 and 1998
                                  (Unaudited)

                                              1999           1998
                                          -------------  -------------
Revenues
   Product Sales                           $13,305,000    $13,207,000
   Research and development                    621,000        158,000
                                           -----------    -----------
                                            13,926,000     13,365,000
Cost of revenues
   Manufacturing                             6,983,000      6,016,000
   Research and development                    388,000        475,000
                                           -----------    -----------
                                             7,371,000      6,491,000

   Gross profit                              6,555,000      6,874,000

Operating expenses
   General, selling and administration       4,783,000      4,480,000
    Depreciation and amortization              406,000        249,000
                                           -----------    -----------
                                             5,189,000      4,729,000

   Operating income                          1,366,000      2,145,000

Other income (expense)
   Interest (expense)                          (24,000)      (121,000)
   Other income (expense)                       32,000
Gain on disposition of assets                        -         25,000
                                           -----------    -----------
                                                 8,000        (96,000)

   Income before income taxes                1,374,000      2,049,000
   Provision for income taxes                  316,000        160,000
                                           -----------    -----------

   Net income                              $ 1,058,000    $ 1,889,000
                                           ===========    ===========

Basic Earnings Per Share:                        $0.05          $0.11
                                           ===========    ===========
Diluted Earnings Per Share                       $0.05          $0.09
                                           ===========    ===========

                       Memry Corporation and Subsidiaries
                Consolidated Statements of Comprehensive Income
              For the Three and Nine Ended March 31, 1999 and 1998
                                  (Unaudited)

                                      Three Months  Three Months  Nine Months  Nine Months
                                         Ended         Ended         Ended        Ended
                                         3/31/99       3/31/98      3/31/99      3/31/98
                                      ============  ============  ===========  ===========
Net Income                                $ 97,000      $741,000   $1,058,000   $1,889,000

Other Comprehensive Income
  Foreign Currency Translation
  Adjustments, net of tax                 (352,000)            0     (420,000)           0
                                      ------------  ------------   ----------   ----------
Comprehensive Income                    $ (255,000)     $ 741,000   $ 638,000   $1,889,000
                                      ============  =============  ==========   ==========

                        Memry Corporation & Subsidiaries
                     Consolidated Statements of Cash Flows
               For the Nine Months Ended March 31, 1999 and 1998
                                  (Unaudited)

                                                                                                  1999              1998
                                                                                             ------------        ------------
Cash Flows From Operating Activities
   Net Income                                                                                $ 1,058,000          $ 1,889,000
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                           830,000              536,000
         (Gain) loss on disposal of assets                                                        (9,000)                  -
         Compensation paid by issuance of common stock                                                 -               82,000
         Change in operating assets and liabilities, net of assets
      acquired in business combination:
               (Increase) decrease in accounts receivable                                        699,000              (40,000)
               Decrease in notes receivable                                                      541,000                    -
               (Increase) in inventories                                                      (1,739,000)            (214,000)
               (Increase) decrease in prepaid expenses and other assets                         (225,000)             181,000
               (Decrease) in accounts payable                                                   (187,000)          (1,130,000)
                                                                                             -----------          -----------
                     Net cash provided by operating activities                                   968,000            1,304,000

Cash Flows From Investing Activities
   Purchase of Advanced Materials and Technologies, n.v.
       property, plant and equipment                                                          (1,298,000)                   -
   Purchase of Wire Solutions property, plant and equipment                                     (248,000)                   -
   Purchases of property, plant and equipment                                                 (1,133,000)            (306,000)
   Procedes from sales of property, plant and equipment                                          309,000
   Deposits                                                                                      (34,000)                  -
                                                                                             -----------          -----------
                   Net cash used in investing activities                                      (2,404,000)            (306,000)

Cash Flows From Financing Activities
   Proceeds from issuance of common stock                                                        267,000              503,000
   (Repayment of) current portion of notes payable                                              (884,000)            (938,000)
   (Repayment of) current portion of capital lease                                               (15,000)                   -
   Proceeds from (repayment of) notes payable                                                  1,860,000             (316,000)
   (Repayment of) capital lease                                                                   (1,000)             (11,000)
       Gain on foreign currency fluctuations                                                      15,000                    -
                                                                                             -----------          -----------
                   Net cash provided by (used in) financing activities                         1,242,000             (762,000)
                                                                                             -----------          -----------

    Increase (decrease) in cash and cash equivalents                                            (194,000)             236,000

Cash and cash equivalents, beginning of year                                                   1,189,000               25,000
                                                                                             -----------          -----------

Cash and cash equivalents, end of period                                                     $   995,000          $   261,000
                                                                                             ===========          ===========




                        Memry Corporation & Subsidiaries
                     Consolidated Statements of Cash Flows
               For the Nine Months Ended March 31, 1999 and 1998
                                  (Unaudited)


Supplemental Schedule of Noncash Investing and Financing Activities Acquisitions of Advanced Materials and Technologies, n.v. and Wire Solutions, Inc.

   Purchase price                       $ 5,063,000
                                        ===========

   Fair value of assets acquired
       Property, plant and equipment      2,013,000
       Accounts receivable                  601,000
       Notes receivable                     525,000
       Inventory                            187,000
       Other                                 22,000
       Goodwill                           4,096,000
                                        -----------
                                          7,444,000
   Less
       Liabilities assumed               (2,381,000)
                                        -----------
                                        $ 5,063,000
                                        ===========
   Source of Funds
       Cash                             $ 1,533,000
       Contingent liability               1,046,000
       Issuance of common stock           2,484,000
                                        -----------
                                        $ 5,063,000
                                        ===========

                        MEMRY CORPORATION & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999 ("fiscal 1999"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended June 30, 1998 ("fiscal 1998") of Memry Corporation (the "Company"), as amended.

Note B. INVENTORIES

Inventories at March 31, 1999 and June 30, 1998, are summarized as follows:

                             March 31, 1999   June 30, 1998
                             ---------------  --------------
Raw Materials                    $  893,000      $  455,000
Work-in-process                   2,898,000       1,783,000
Finished goods                    1,055,000         836,000
Allowance for slow-moving
 and obsolete inventory            (601,000)       (738,000)
                                 ----------      ----------
                                 $4,245,000      $2,336,000
                                 ==========      ==========

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

The Company has initially applied Statement No. 128 for the three month and nine month periods ended March 31, 1999 and, as required by Statement No. 128, has restated all per share information for the prior periods to conform with the March 31, 1999 presentation. The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings (loss) per share.

                                      Three Months  Three Months  Nine Months  Nine Months
                                         Ended         Ended         Ended        Ended
                                        3/31/99       3/31/98      3/31/99      3/31/98
                                       ----------    ----------   ----------   ----------
Number of Basic Shares Outstanding      20,691,961    18,504,856   20,313,298   17,691,103
Effect of Dilutive Securities:
Warrants                                   727,345     2,050,584      922,792    2,582,983
 Options                                   263,787       407,957      421,962      356,526
                                        ----------    ----------   ----------   ----------
Number of Fully Diluted Shares
Outstanding                             21,683,093    20,963,397   21,658,052   20,630,612
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

(a) RESULTS OF OPERATIONS

Nine Months Ended March 31, 1999 compared to nine months ended March 31,1998

Revenues. Revenues from continuing operations increased 4% to $13,926,000 for the first nine months of fiscal year 1999 from $13,365,000 during the same period in fiscal 1998. The increase of $561,000 is primarily due to an increase in products sold to medical device companies.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) increased to $7,371,000 for the nine months ended March 31, 1999 from $6,491,000 during the same nine month period in fiscal 1998. This increase of $880,000 or 14% was attributable primarily to the 4% increase in revenues, an increase in fixed costs in the Company's West Coast facility, and the addition of fixed costs with respect to the company's European facility, and a reduction in high margin medical product sales to United States Surgical Corporation from the Company's East Coast facility. In October of 1998, Memry Corporation's largest customer, United States Surgical Corporation was acquired by Tyco International, Ltd. US Surgical accounted for approximately $7.3 million, or 38%, of Memry's fiscal 1998 revenues. Subsequent to the acquisition, Memry was informed that Tyco International, Ltd. would implement a plan to reduce United States Surgical Corporation's inventory levels. Although this plan to reduce inventory levels did not have an adverse effect on Memry's first quarter fiscal 1999 financial statements, the implementation of such an inventory adjustment caused an estimated $1.2 million reduction in anticipated second quarter sales and a $1.4 million reduction in anticipated third quarter sales. Correspondingly, the Company's gross margin from sales decreased to 47% for the nine months ended March 31, 1999, from a 51% margin in the comparable period in fiscal 1998.

General, selling and administrative expenses (excluding amortization) increased $303,000 or 7%, to $4,783,000 for the nine months ended March 31, 1999, as compared to $4,480,000 during the same period of fiscal 1998. This increase is primarily attributable to an increase in staffing in the West Coast and cost associated with the Company's European operations. The Company also witnessed a significant increase in non-cash depreciation and amortization expense due to the acquisition of Advanced Materials and Technologies, n.v. The Company's depreciation and amortization expense increased $157,000, or 63%, to $406,000 in the nine months ended March 31, 1999 versus $249,000 in the nine months ended March 31, 19998. The Company recognized net interest expense of $24,000 for the nine month period ended March 31, 1999 versus interest expense of $121,000 for the nine month period ended March 31, 1998. This favorable net interest position was primarily due to the Company's net positive cash position together with more favorable borrowing rates for the majority of the first nine months of fiscal 1999 versus the first nine months of fiscal 1998. The Company recorded a provision for income taxes of $316,000 for the first nine months of fiscal 1999 relative to a provision for income tax of $160,000 for the first nine months of fiscal 1998. The Company under accrued for income taxes payable in fiscal 1998 and the higher provision for income taxes in fiscal 1999 appropriately reflects the Company's estimated tax liability for fiscal 1999.

Net Income. Primarily as a result of an increase in general, selling and administrative expenses, and depreciation and goodwill associated with the Advanced Materials and Technologies, n.v. acquisition as described above, the Company's net income decreased by $831,000, or 44% to, $1,058,000 in the first nine months of fiscal 1999 compared to $1,889,000 for the first nine months of fiscal 1998.

Three Months Ended March 31, 1999 compared to three months ended March 31, 1998

Revenues. Revenues decreased 11% to $4,349,000 for the third quarter of fiscal year 1999 from $4,863,000 during the same period in fiscal 1998. The decrease of $514,000 is primarily due to a decrease in sales to United States Surgical Corporation.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) decreased to $2,068,000 for the three months ended March 31, 1999 from $2,492,000 during the same three month period in fiscal 1998. This decrease of $424,000, or 17%, is attributable to the reduced level of sales and a one-time adjustment to appropriately align cost of sales with inventory levels as opposed to recognizing these costs as a period expense. Correspondingly, the Company's gross margin from sales increased to 52% for the three months ended March 31, 1999, from a 49% margin in the comparable period in fiscal 1998.

General, selling and administrative expenses (excluding amortization) increased $281,000 or 18%, to $1,806,000 for the three months ended March 31, 1999, as compared to $1,525,000 during the same period of fiscal 1998. This increase is primarily attributable to the Company's increased staffing burdens (inclusive of relocation expense) for the addition of European personnel and the addition of laser processing and micro-coiling capabilities. In addition, the Company has incurred significant restructuring charges related to the West Coast operations. The Company also witnessed a significant increase in non-cash depreciation and amortization expense due to the acquisition of Advanced Materials and Technologies, n.v. The Company's depreciation and amortization expense increased $174,000, or 210%, to $257,000 in third quarter of fiscal 1999 versus $83,000 in the third quarter of fiscal 1998. The Company recognized net interest expense of $39,000 in the third quarter of fiscal 1999 compared to interest expense of $22,000 in the comparable quarter of fiscal 1998. This unfavorable net interest position was due primarily to an increased average balance in the Company's working capital line of credit as compared to the same period in fiscal 1998. The Company recorded a provision for income taxes of $97,000 for the third quarter of fiscal 1999 compared to a tax provision of $0 for the third quarter of fiscal 1998. The Company under accrued for income taxes payable in fiscal 1998 and the higher provision for income taxes in fiscal 1999 appropriately reflects the Company's estimated tax liability for fiscal 1999.

Net Income. Primarily as a result of an increase in general, selling and administrative expenses, and depreciation and goodwill associated with the Advanced Materials and Technologies, n.v. acquisition as described above, the Company's net income decreased by $644,000 or 87% to $97,000 for the three month period ended March 31, 1999 as compared to $741,000 for the same period in fiscal 1998.

(b) LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company's cash and cash equivalents balance was $995,000, a decrease of $194,000 from $1,189,000 at the start of fiscal 1999. Cash provided by operations was $968,000 for the nine months ended March 31, 1999. Cash used in investing activities was $2,404,000. This was primarily due to funds needed to consummate the acquisitions of Advanced Materials and Technologies, n.v and Wire Solutions, Inc. The Company consummated the purchase of Advanced Materials and Technologies, N. V. of Herk-de-Stad, Belgium ("AMT") on October 30, 1998. The terms of the transaction included a cash payment of $1.3 million and 675,000 shares of Memry Corporation common stock. In addition, Memry may be obligated to pay up to an additional $1.05 million in cash if, twelve months from the closing date, the value of the Memry shares is below $5.55 per share. The Company believes that the revenue generated by AMT for consolidation on Memry Corporation's financial statements will approximate $1.5 million in fiscal 1999. The Company consummated the purchase of Wire Solutions, Inc, on March 19, 1999. The terms of the transaction included a cash payment of $235,000 and 62,500 shares of Memry Corporation common stock. The Company believes that the revenue generated by Wire Solutions for consolidation on Memry Corporation's financial statement will approximate $150,000 for fiscal 1999. During the nine months ended March 31, 1999 cash provided by financing activities consisted of increased bank borrowings needed to finance the Wire Solution's acquisition and fund working capital of $1,242,000. Working capital at March 31, 1999 was $4,756,000, down from $5,295,000 at June 30, 1998.

On June 30, 1998, the Company and Webster Bank entered into a Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement and related financing documents and agreements (the "Webster Facility"). Upon entering into the Webster Facility, the Company paid off all amounts outstanding under its prior credit facility with First Union National Bank. The Webster Facility includes a revolving loan, an equipment loan line of credit and a $500,000 term loan. The term loan is to be repaid in equal monthly installments of principal over its five year term. The revolving loan provides for borrowings up to the lesser of (a) $3,000,000 or (b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $750,000 or 35% of eligible inventory. The revolving loan requires the payment of a commitment fee equal to
 .25% per annum of the daily unused portion of the revolving loan. The equipment loan line of credit provides for equipment financing up to the lesser of $750,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. The Company has the option of converting amounts borrowed under the equipment line of credit to term loans on July 1, 1999, 2000, and 2001. At March 31, 1999 an aggregate of approximately $872,000 was outstanding under the Webster Facility. The Webster Facility is secured by substantially all of the Company's assets. Interest on the revolving loan and equipment line of credit is variable based on either LIBOR or the Prime Rate as published in the Wall Street Journal, as elected by the Company. Interest on the term loan and converted equipment loans is either fixed, at a rate based on the U.S. Treasury yield, or variable based on the Prime Rate, as elected by the Company. The Company has the ability to convert between the different rates from time to time subject to certain conditions. In addition, the credit facility contains various restrictive covenants, including, among others, limitations on encumbrances and additional debt, prohibition on the payment of dividends or redemption of stock (except in connection with certain existing put rights), restrictions on management/ownership changes and required compliance with specified financial ratios.

The Company has in the past grown through acquisitions (including the acquisition of Wire Solutions, AMT and Raychem Corporation's nickel titanium product line). As part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company's existing businesses. The Company intends to use available cash from operations and authorized but unissued common stock to finance any such acquisitions. The Company does not currently, however, contemplate any additional material acquisitions for fiscal 1999.

The Company has spent approximately $1.1 million on capital equipment through the nine months ended March 31, 1999. The Company intends to spend approximately $400,000 on capital equipment during the fourth quarter of fiscal 1999 in order to handle its expected continuing increased sales volume. The Company expects that it will be able to pay for these expenditures out of cash flow generated from its sale of products during the fourth quarter of fiscal 1999.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if: (i) at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut (provided, however, that assets, revenues, employees, operations and bank accounts attributable to any entity acquired by the Company shall not be considered when determining if the Company has satisfied such requirements so long as such entity (1) was acquired in an arm's length transaction, (2) was not an affiliate of the Company and was not controlled by an affiliate of the Company prior to such acquisition, and (3) had been in existence and operating as a business for at least one year at the time of the acquisition); or (ii) the Company fails to keep the Registration Statement on Form S-2 that went effective on January 31, 1997 (the "Registration Statement"), covering the offer and sale by certain of the Company's shareholders (including CII) of up to 3,550,630 shares (including up to 2,123,463 shares beneficially owned at such time by CII) of the Company's common stock, in effect for an aggregate of 120 days during any rolling twelve month period during the three years which the Company is required to maintain the effectiveness of the Registration Statement. Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all the Company's Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company. Using $2.00 per share, which was the approximate market price at May 7, 1999, as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $4.3 million. To the extent that the current market value of the Company's common stock exceeds $2.00 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to insure that its operations do not move from

Connecticut in a manner that would trigger CII's put, and the Company intends to cause the Registration Statement to be maintained in a manner that would prevent CII's put from being operative.

The Company believes that the combination of its working capital surplus, its improved borrowing facility, its ability to raise equity capital in the past and anticipated net profits from operations during fiscal 1999 and thereafter will be sufficient to meet the Company's capital requirements for the foreseeable future.

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

ITEM 2. CHANGES IN SECURITIES

On March 19, 1999, the Company issued 62,500 shares of its common stock to Wire Solutions, Inc. as part of the consideration (along with cash) paid to such entity in exchange for substantially all of the operating assets of Wire Solutions, Inc. The Company believes that the offer and sale of its stock to Wire Solutions Inc. was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit
Number                              Description of Exhibits
------                              -----------------------
 27                                 Financial Data Schedule*

(6) Reports on Form 8-K

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


*Filed separately herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                               Memry Corporation

Date: May 11,  1999                 /s/ James G.Binch
-------------------                 -----------------
                                   James G. Binch
                                   President, CEO, Treasurer and Chairman
                                   of the Board

Date: May 11,  1999                 /s/ Thomas D. Carey
-------------------                 --------------------
                                       Thomas D. Carey
                                       Chief Financial Officer