Form 10KSB
period 1999-06-30
MEMRY CORP
filed 1999-09-28
CIK 720896

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
================================================================================

                            Washington, D.C. 20549

                                  FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended:  June 30, 1999

                        Commission file number  0-14068

                               MEMRY CORPORATION
                (Name of small business issuer in its charter)

Delaware                                                              06-1084424
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)

57 Commerce Drive, Brookfield, CT                                          06804
(Address of principal executive offices)                              (Zip Code)

                   Issuer's telephone number (203) 740-7311

        Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

      None                                                   None
-----------------------                           ---------------------------

           Securities registered under Section 12(g) of the Exchange
                    Common Stock, par value $.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes    X      No ____
                                                                -----

Check if no disclosure of delinquent filers in response to Item 405 of
----------------------------------------------------------------------
Regulation S-B is contained in this form, and no disclosure will be contained,
------------------------------------------------
to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Consolidated revenues of the issuer for the fiscal year ended June 30, 1999 were $18,886,000.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $29.4 million on September 21, 1999 based upon the closing trade price on that date. The number of shares of Common Stock outstanding as of September 21, 1999 was 20,860,289.

                     Documents Incorporated by Reference:

The registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in November, 1999, is incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                               ---    ---
================================================================================

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

The Company conducts its operations from its three operating facilities located in Brookfield, Connecticut, Menlo Park, California and Herk-de-Stad, Belgium. The Company acquired its Menlo Park, California operations and certain assets therein from Raychem Corporation ("Raychem") in June 1996 and its Herk-de-Stad, Belgium operations and the assets thereof when it purchased all of the stock of Advanced Materials and Technologies, N.V. in October, 1998. The Company's principal executive offices are located at 57 Commerce Drive, Brookfield, Connecticut 06804, and its telephone number at such address is (203) 740-7311.

                                  TECHNOLOGY

Shape memory alloys ("SMAs") are advanced materials which possess the ability to change their shape in response to thermal and mechanical changes, and the ability to return to their original shape following deformations from which conventional materials cannot recover. This ability results from the transformation of the crystalline structure of the SMA in reaction to thermal and mechanical changes. As a result of the crystalline structure changes, SMAs are also able to produce forces many times greater than those produced by conventional materials.

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

                                    MARKETS

Medical Device Industry. Although the Company has expertise in a variety of shape memory alloys, the Company utilizes primarily the superelastic characteristic of nitinol for medical device applications. The value of nitinol's superelastic characteristics in the medical device sector is its ability to provide ease of access and delivery of sophisticated medical devices. In addition, nitinol is kink resistant, exerts a constancy of force, is biocompatible (non-toxic) and is non-ferromagnetic, thereby allowing the use of magnetic resonance imaging on patients with nitinol-based implants. Because of these unique characteristics, nitinol is becoming integral to the design of a variety of new medical products, notably for peripheral vascular and non-vascular stents, guidewires and catheters.

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

Stents are small tubes that hold open arteries, veins and other passageways in the body that have become obstructed as a result of disease, trauma or aging. Stents are placed in the body using catheter-based delivery systems in minimally invasive procedures. Once deployed, stents exert a radial force against the walls of the vessel to enable these passageways to remain open and functional. A number of different stent designs, materials and delivery systems, with varying characteristics, are currently available. The three most prevalent stent designs are lattice tubes made via laser cutting, coiled stents and wire mesh stents. Stents, especially those used in the treatment of coronary artery disease, have emerged as one of the fastest growing segments of the medical device market. Stents are used increasingly as adjuncts or alternatives to a variety of medical procedures because it is believed they are beneficial to overall patient outcome and may, over time, reduce total treatment costs. From its infancy in 1990, the stent market has grown to estimated worldwide sales of approximately $2.1 billion in 1998.

Approximately 85% of the coronary stents currently manufactured are stainless steel and require deployment through the expansion of a balloon on a catheter-based delivery system with a second balloon frequently used to further expand the stent. However, the vast majority of stents currently in clinical development for peripheral applications, such as abdominal aortic aneuryism stent grafts and carotid, vascular and neurological stents, employ nitinol. The physical properties of nitinol allow placement of stents manufactured with this metal to be self-expanding and avoid balloon occlusion of the vessel during placement.

Memry currently produces both the wire and tubing that is used to fabricate guidewires, catheters and stents, and increasingly provides completed stent structures to medical device companies, as well as other surgical and diagnostic instrument assemblies. In fiscal 1999, sales to medical and orthodontic device companies accounted for approximately 70% of revenue.

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

Examples of such products the Company currently provides to these markets include sealing devices, actuators, fasteners and cellular phone antennae. Memry currently sells heat actuated sealing devices used in diesel engine fuel injection systems to maintain air pressure. The sale of these products accounted for approximately 4% of Memry's fiscal 1999 revenue. Fasteners are products that also employ the characteristics of shape memory to hold or couple two pieces of wire and/or metal together. Sales of such fastening devices to the non-medical sector accounted for approximately 5% of the Company's fiscal 1999 revenue. A superelastic nitinol wire is sold as the element wire in retractable antennae for portable cellular telephones. It has superior durability and quickly recovers its straight shape when bending stresses are removed. The superelasticity effect helps to avoid kinking and deformation. Memry's revenue generated from the sale of cellular antennae wire represented approximately 11% of fiscal 1999 revenue. Non-medical sector sales accounted for approximately 30% of fiscal 1999 revenues in the aggregate.

                                  OPERATIONS

The Company conducts its business through three operating divisions. "Memry West," consisting of most of the business acquired from Raychem (the "Raychem Acquisition") in June, 1996, "Memry East," which prior to the Raychem Acquisition constituted the Company's entire SMA business, and "Memry Europe", comprised of the Belgian corporation formerly known as Advanced Materials and Technologies, N.V., which was acquired by Memry in October, 1998.

Memry West. On June 28, 1996, the Company acquired Raychem's nickel-titanium product line. This business utilized inventory, leasehold improvements, machinery and equipment and patent and other intellectual property rights to manufacture and sell SMAs primarily composed of nitinol. Prior to the Raychem Acquisition, Raychem was both a supplier of nickel-titanium SMAs to the Company and a competitor in certain markets (particularly in the medical market for formed, non-implant components). The acquired business differed from the SMA business of the Company, however, in that where the Company had historically specialized in the manufacture of finished products and formed components, Raychem specialized more in the manufacture of semi-finished materials used by original equipment manufacturers ("OEMs"). Not surprisingly, therefore, the point at which Memry and Raychem most competed was at the level of formed component sales to OEMs, particularly in the medical products industry. The leased facility, inventory, machinery and equipment, leasehold improvements and know-how purchased from Raychem now constitute Memry West, except that Raychem's operations relating to the finishing of materials into sub-assembled products for sales to United States Surgical Corporation were relocated to Memry East in December, 1996.

Memry West, located in Menlo Park, California, produces semi-finished SMAs in three basic forms: wire, strip and tube. Memry West also provides added value to its tubular product through laser processing, shape setting and polishing procedures resulting in the delivery of finished stent components, as well as certain other value-added activities.

Memry East. Memry East, located in the same facility as the Company's corporate headquarters in Brookfield, Connecticut, is engaged in the production of formed components and of value-added sub-assemblies, predominantly based on wire and strip-based SMAs. In 1999, Memry East became involved in the fabrication and supply of microcoil and guidewire components utilized in medical procedures through the Company's acquisition of the assets of Wire Solutions, Inc. of Wrentham, MA in March, 1999. These assets have been integrated with the Company's Memry East facility.

Memry Europe. On October 31, 1998, the Company acquired all of the outstanding shares of Advanced Materials and Technologies, N.V., ("AMT"), located in Herk-de-Stad, Belgium. Founded in 1989, AMT, now renamed Memry Europe, n.v., specializes in the development and supply of both Nickel Titanium and other shape memory alloy semi-finished products, principally wire products used in the same general markets served by the Company's U.S. operations. In addition, AMT conducts a substantial amount of European Union-funded and Belgian-funded development programs to advance knowledge of and applications for shape memory alloys. Memry Europe will become the Company's worldwide manufacturing center for thermal shape recovery actuators, consolidating the Company"s efforts in this product application area.


                             PRODUCTS AND SERVICES

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

      Wire.  Memry's nitinol wire products are sold as standard products,
      ----
      available in a variety of sizes, and produced in non-standard sizes, to meet specific customer requirements, and are used as the precursor to a formed component. Memry produces wire with a diameter ranging from .004 to .250 inches. In addition, the Company may apply a variety of finishing techniques, depending on customer specifications, including such steps as polishing or coating. Applications for the Company's wire products include cellular phone antennae, guidewires, endodontic files and needles.

      Strip.  The Company's nitinol strip is sold in standard dimensions, as
      -----
      well as custom sizes as specified by the customer. Memry produces strip with a thickness ranging from .001 to .01 inches and a width ranging from five to twenty times the thickness. The majority of the strip product, however, serves as the starting material for formed components made by Memry. Example applications include the strip sold to OEMs for wrapping around catheters for reinforcement of drainage catheters and biopsy forceps.

      Tube.  Nitinol tubing, or micro-tubing as it is sometimes called, is
      ----
      likewise sold in standard or customized sizes. Memry produces tubes with an outside diameter ranging from .012 to .205 inches and an outside diameter to internal diameter ratio from 1.15 to 1.70. Tubes are typically used in applications requiring flexible shafts, pushability and torqueability. Examples of such applications include stents, catheters, delivery guides, needles, MRI instruments and surgical instruments.

Formed Components. Formed components are typically non-standard products. Formed components are made by taking the semi-finished materials and further processing by bending, kinking, stamping, crimping, laser cutting, chemical etching, etc., into specific forms as specified by customers. Examples of applications for formed components include the bending or arching of wire for use as orthodontic braces, helical and strip actuators, micro coils, patented locking rings for electronic connectors, enabling components of medical instruments (particularly stent structures), and sealing components.

Sub-Assemblies. Memry manufactures and sells value-added sub-assemblies to OEMs. This comprises taking the semi-finished materials and/or formed components produced by Memry and combining or assembling them with other products that have been outsourced by Memry to form a larger component or "sub-assembly" of the OEMs' finished product. Memry combines its SMA expertise with additional manufacturing and process knowledge and third-party supply chain management to cost-effectively produce a sub-assembled product for OEMs. The single largest portion of Memry East's business is selling assemblies and components to United States Surgical, a division of Tyco Medical ("USS") and other medical industry OEMs. The primary item sold by Memry to USS is an SMA sub-assembly used by USS for endoscopic instruments. The use of superelastic SMAs allows the instruments to be constrained outside the body, inserted into the body in its constrained form through small passages, to then take a different shape while inside the body, and then to return to its constrained shape for removal.

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

Shape Memory Alloys. Memry's core business remains focused on its expertise in shape memory alloys, specifically nitinol, with the objective of sustaining growth in both the medical and non-medical markets. Because of the innovative nature of the medical device industry, however, the Company has found the return on invested development resources to be most attractive in the medical device sector. The Company therefore focuses the majority of its engineering and manufacturing expertise on the development of products for the medical device markets, where the properties provided by SMAs provide significant performance advantages or, in many cases, represent the enabling component of the medical device.

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

In order to continue to advance the Company's leadership position in SMAs the Company is implementing the following initiatives:

      Continued Advancements in Processing Expertise and Quality Assurance.
      --------------------------------------------------------------------
      Nitinol is a non-linear material, which makes it a very difficult material to process. Memry believes that one of its significant competitive advantages is its superior processing capabilities. One of these processes is the production of tubes used primarily in the production of stents. The Company believes that this process, proprietary to the Company, provides Memry with a significant advantage over competitors with regard to product quality and cost. Memry has underway a number of process enhancement initiatives designed to enhance both the current manufacturing processes and Memry's competitive position. Because many of the materials produced by Memry are used in medical devices, the product quality requirements placed on Memry by its customers are high. Both Memry West's and Memry East's manufacturing facilities are ISO 9001 certified and Memry continues to pursue opportunities to further improve its quality assurance.

      Increase in Manufacturing Capacity.  To meet growing demand, particularly
      ----------------------------------
      in the medical device market for the production of nitinol stents, the Company has committed to optimizing the manufacturing efficiency of its current facilities and to invest between $2.0 million and $3.0 million in capital equipment and facility improvements in fiscal 2000.

      Restructuring of Manufacturing Operations.  To accommodate the growing
      -----------------------------------------
      capacity requirements of the Company's core medical OEM customer business, the Company has undertaken to reallocate certain manufacturing activities, relocating all helical acutator production and fine strip production to Memry Europe, outsourcing to an Asian company production of the Company's Memrysafe(R) product line, and centralizing all advanced medical device development programs.

Vertical Integration. The medical device industry has been undergoing significant change over the last few years. As part of that change, many of the larger participants have recognized that their competitive differentiation comes from two key elements: device design and product marketing. These are the core competencies in which successful medical device companies excel and on which many medical device companies are focusing their resources. As a result, industry participants are looking to outsource to other companies with specialized expertise some of the other essential parts of the business, especially engineering incorporating advanced material technologies and manufacturing processes. These factors have resulted in an increasing outsourcing trend in the medical device industry, impacting the full breadth of the manufacturing cycle from starting material engineering to final product assembly. The market drivers for the outsourcing trend include:

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

      Need to Shorten Device Development Cycles.  To shorten the time required
      -----------------------------------------
      to market a new product, medical device companies are seeking to outsource certain supply responsibilities to third parties that are able to quickly develop cost effective solutions to engineering and manufacturing issues.

      Efficient Use of Resources.  Many medical device companies are
      --------------------------
      reevaluating their business models with a focus on device design and sales and marketing. As a result, medical device companies are increasingly outsourcing many of the activities that traditionally were performed in-house, including various aspects of the engineering, prototyping and pre-production processes, as well as the manufacturing, of finished products and/or sub-assemblies thereof.

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

In order to expand on this "fully-integrated" service concept, the Company has implemented the following:

      Increase in Engineering Service Capabilities.  Memry possesses significant
      --------------------------------------------
      expertise in the characterization and performance of various SMAs. This expertise is often critical in the design of medical devices. Although Memry has in the past actively participated in the design of OEM customer products, the Company has only recently begun a program to clearly characterize and communicate to customers both the Company's capabilities and the terms and conditions under which the Company will contract to assist existing and potential customers through these services.

      Processing of Additional Formed Components.  As part of the Company's
      ------------------------------------------
      vertical integration strategy, the Company believes there exist additional opportunities in the market to process semi-finished materials into formed components in preparation for either further sub-assembly or direct sale to OEM customers. This value-added business represents significant increased margin opportunity and is often difficult for end-users to perform given the intricacy of processing nitinol. Memry believes that in the past, lack of both capital resources and sufficient personnel possessing the requisite skills has hindered Memry's ability to capture this business. Memry has during fiscal 1999 and will continue to identify, develop and market those formed component capabilities it believes most promising in order to expand this sector of its business.

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

                              MARKETING AND SALES

Sales to Raychem. In connection with the Raychem Acquisition, Memry and Raychem entered into a Private Label/Distribution Agreement pursuant to which Raychem was made Memry's exclusive distributor for the acquired product line in certain specified fields of use for an initial term of five years (the "Private Label/Distribution Agreement"). Sales by the Company to certain customers, including United States Surgical Corporation, were excluded from the scope of this Agreement, as were any future sales for all medical implant and certain consumer recreational applications. Raychem's customers for the products sold are cellular telephone antennae manufacturers, who utilize the superelasticity of SMAs for a more durable antennae, orthodontic manufacturers, who use SMA wire for braces, medical products and instrument companies, whose uses of Memry's products include catheter and guidewires, automotive manufacturers, who use SMA plugs for high-pressure fuel injector sealant devices, and industrial product manufacturers, who use SMAs for a wide variety of other uses (including electronic connectors). In addition, Raychem purchases some of Memry West's components materials for its own use. The sales to Raychem under the agreement are discounted from the ultimate resale price to OEMs in order to allow Raychem to recover its sales and marketing expenses and to realize a profit upon resale of such products to its customers (primarily OEMs). Almost all of the products sold to Raychem are manufactured at Memry West.

Personnel. The Company currently has 8 sales and marketing personnel, of which 4 operate primarily from Memry East, 2 operate primarily from Memry West, 1 operates in Europe and 1 is the manager for the overall activity. In March 1999, the Company created its first-ever worldwide centralized sales and marketing department, in order to broaden the Company's customer base and enable better utilization of the Company's sales resources, clear focus on strategic medical markets and customers, and improved focus on strategic applications of Nitinol in industrial and commercial markets.

Material Customers. The Company's two largest customers, Raychem and United States Surgical, both of which have been acquired by Tyco International in the last year, represented approximately 42% and 33%, respectively, of the Company's sales during fiscal 1999. Sales to United States Surgical were adversely affected by certain restructuring actions undertaken by USS upon its acquisition by Tyco International on September 30, 1998. For the few months immediately preceding this acquisition, USS and its divisions represented more than 50% of consolidated Company revenue during the few months immediately preceding such acquisition. The Company and Raychem are party to the Private Label/Distribution Agreement, which requires Raychem to purchase certain products and materials solely from the Company until June 30, 2001. Furthermore, while there can be no assurances that Raychem will continue to purchase products at its current rate, Raychem distributes the components its purchases from Memry to over two hundred customers worldwide, lessening the risk that the loss of any one customer will have a material adverse effect on Raychem's purchases from Memry. The Company's arrangements with Raychem were in active re-evaluation during the second half of fiscal 1999, well in advance of Raychem's sale to Tyco International on August 13, 1999. It is expected the Company and Raychem will substantially revise their commercial relationships upon conclusion of the currently ongoing negotiations.

                               SOURCES OF SUPPLY

The principal raw material used by the Company is SMAs. The Company obtains its SMAs from two principal sources: Teledyne Wah Chang, of Albany, Oregon and Special Metals Corporation, of New Hartford, New York. The

Company expects to be able to continue to acquire shape memory alloys in sufficient quantities for its needs from these suppliers. In addition, if the Company was for whatever reason not able to secure an adequate supply of SMA from these suppliers, the Company believes that other sources exist that would be able to supply the Company with sufficient quantities of SMAs, although the Company could suffer some transitional difficulties if it had to switch to such alternative sources.

While the Company also relies on outside suppliers for its non-SMA components of sub-assembled products, the Company does not anticipate any difficulty in continuing to obtain non-SMA raw materials and components necessary for the continuation of the Company's business.

                                  COMPETITION

The Company faces competition from other SMA processors, who compete with the Company in the sale of semi-finished materials (i.e. mostly with Memry West and Memry Europe) and formed components (i.e., with Memry East, Memry West and Memry Europe). There are several major U.S., Japanese and European companies engaged in the supply or use of SMAs, some of which have substantially greater resources than the Company. Within the U.S., the two major SMA alloy suppliers to both the Company and the industry as a whole are Teledyne Wah Chang and Special Metals Corporation. Each of these companies has substantially greater resources than the Company and could determine that it wishes to compete with the Company in the Company's markets. Special Metals has in fact become a competitor of Memry West for semi-finished wire and strip materials. Japanese competitors include Furakawa Electric Co. and Daido, both of which produce SMAs and sell to users in Japan and internationally. The principal European competitors are Memometal, a private French company, Minitubes SA, a private French Nitinol tube supplier, and G. Rau/EuroFlex, a German company. Within North America, the Company believes that it is the largest single processor of SMAs, accounting for approximately 35% of all SMA usage. The Company believes that Johnson and Johnson, through its subsidiary Nitinol Devices and Components Company, is the next largest, followed by Flexmedics Corporation, and Shape Memory Alloy Applications, Inc.

The Company intends to compete, and advance its position, based upon its direct worldwide medical implant application sales activities, and its sales and distribution alliance with Raychem Corporation (subject to expected modifications thereof), its proprietary alloy positions, and its knowledge of the processing parameters of the alloys and unique design and assembly capabilities, particularly in the medical device field. While price and production capability are obviously important, the Company believes that it competes mostly on technological capabilities.

                            PATENTS AND TRADEMARKS

As part of the Raychem Acquisition, the Company controls five U.S. patents, as well as a variety of foreign patents and domestic and foreign patent applications, relating primarily to the production and utilization of nickel-titanium alloys having superelasticity and shape memory effect. While these acquired patents in no way dominate the entire field of shape memory metals, they do provide the Company with some competitive advantages in the covered uses. In addition, notwithstanding the Company's acquisition of these patents and patent applications as part of the Raychem Acquisition, under certain circumstances the Company is required to license the acquired intellectual property back to Raychem for specified uses. For example, (i) upon the termination of the private/label distribution agreement between the Company and Raychem, Raychem will have a non-exclusive perpetual license to utilize these patents to sell products within specified fields of uses for a specified royalty, and (ii) Raychem has a non-exclusive, transferable perpetual license to utilize these patents in connection with certain intellectual property relating to the medical products market that was not acquired by the Company as part of the Raychem Acquisition. The Company believes that this latter license has been transferred to Medtronic, Inc., a medical products manufacturer (and a customer of the Company), when Medtronic purchased this "excluded" (from the Raychem Acquisition) intellectual property from Raychem during fiscal 1997. The Company also has various other patents and trademarks which, while useful, are not individually material to the Company's operations.

The Company's patent rights do not dominate the field of SMA utilization, although the patents acquired from Raychem do dominate the use of nickel-titanium alloys having a two-way shape memory effect, although not in the medical instrument and in-body applications fields. The Company does not, however, have specific patent protection for its most important present products or product components. The Company's patent rights obviously do not dominate any specific fields in which the Company sells products. The Company does believe, however, that various patents provide it with advantages in the manufacture and sale of different products, and that its know-how relating to various SMAs provides the Company with a competitive advantage.

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

                           RESEARCH AND DEVELOPMENT

During fiscal 1999, the Company spent approximately $237,000 on "pure" research and development (i.e., research and development done by the Company at its own cost for purposes of developing future products). In comparison, the Company spent approximately $226,000 during fiscal 1998 on "pure" research and development. The Company anticipates modest increases in the amount of "pure" research and development that it undertakes as the Company's growth continues.

In addition, the Company spent approximately $473,000 on "funded" research contributing to the development of SMA components pursuant to customer and government-sponsored development arrangements. These "funded" research and development costs are borne directly by the U.S. federal government, the European Union, the Flemish regional government (Belgium) and customers of the Company, as applicable, and, for purposes of the Company's financial statements, are part of "costs of revenues," rather than research and development. By comparison, the Company spent approximately $187,000 on "funded" research and development in fiscal 1998, which amount was accounted for as "costs of revenues". The amount of "funded" research and development that the Company will undertake in the future will depend upon its customer's needs, but the Company anticipates it increasing over time as the use of SMAs for various purposes increases.

                                   EMPLOYEES

As of June 30, 1999, the Company had 131 full-time employees and no part-time employees. Of the full-time employees, 20 were executive or management personnel and 32 were science and research personnel.

None of the employees is represented by collective bargaining units. The Company believes that its relationship with its employees is generally good.

In addition, as of June 30, 1999, the Company had approximately 21 "temporary" employees (i.e., employees of temporary manpower companies) working for the Company.

                            DISCONTINUED OPERATIONS

Until June of 1997, the Company reported as a separate segment in its financial reports the results of Wright Machine Corporation ("Wright"), a wholly-owned subsidiary of the Company with a 120-year history as a New England manufacturer of screw machine and taper pin products. After a prolonged period of declining sales and ongoing operating losses, the Company's Board of Directors voted to cease operation at Wright, and proceed with Wright's orderly liquidation, in April, 1997. Wright ceased manufacturing operations, and sold its machinery and equipment, in June of 1997. Wright sold its real property in fiscal 1999. The Company recorded a loss of $211,000 in fiscal 1997 on Wright's sales and liquidation, and a further loss of $151,000 in fiscal 1998. Wright's assets have been completely liquidated.

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

On March 26, 1998, the Company, as sublessee, and Raychem, as sublessor, amended the sublease relating to office and manufacturing space located at 4065 Campbell Avenue, Menlo Park, California 94025 to extend the term of such sublease to September 30, 2001. These premises, formerly used by Raychem, are the site of the Company's west coast operations. These premises have a floor area of approximately 28,032 square feet, which is used by the Company for manufacturing, warehousing, general administrative and research and development operations. The lease originally provided for a monthly base rental of $20,743.68, which amount was raised in October of 1998 to approximately $43,500 (which amount is presently in effect), due to an adjustment for increases in the fair market value of the premises.

On October 31, as part of its acquisition of AMT, the Company acquired a facility located at Daelemveld 1113, B-3540 Herk-de-Stad, Belgium. Memry Europe owns approximately 27,600 square feet of land and a manufacturing and office facility. The single building, in good condition, consists of approximately 3,200 square feet of office space and 12,000 square feet used for manufacturing, warehousing, and research and development. There is an existing mortgage on the building and its assets of 10,800,000 BEF (approximately $256,000) with the right for the mortgage holder to take an additional mortgage on the assets.

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

                                    PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the OTC Bulletin Board (through which various market dealers make the market of the Company's Common Stock and trades are reported through what is commonly known as the "pink sheets") under the symbol MRMY. On June 30, 1999, there were 1,267 holders of record of the Company's Common Stock.

The following table sets forth, for the periods indicated, the quarterly high and low representative bid quotations for the Company's Common Stock as reported by the National Quotations Bureau. Quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

Fiscal year ended
     June 30                      1999                 1998
-----------------                 ----                 ----

                              High    Low         High     Low
                              ----    ---         ----     ---

1st Quarter                   $5.25  $3.44        $2.56   $1.63
2nd Quarter                    4.25   2.44         4.44    2.94
3rd Quarter                    3.25   1.56         4.19    3.25
4th Quarter                    2.31   1.19         4.94    3.63

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                             RESULTS OF OPERATIONS

Revenues. Revenues from continuing operations decreased 1% for the fiscal year ended June 30, 1999, to $18,886,000 from $19,077,000 for the fiscal years ended June 30, 1999 and 1998, respectively. The net decrease of $191,000 reflects an increase in revenue of approximately $1,100,000 due to sales attributable to the acquisitions during fiscal 1999 of AMT (now Memry Europe) and the assets of Wire Solutions, Inc. (now the Company's microcoil operations), offset by a decrease in revenue primarily attributable to reduced sales to United States Surgical following its acquisition by Tyco International. The Company expects revenues to increase in future years.

Costs and Expenses. Manufacturing costs increased from $9,266,000 in fiscal 1998 to $11,135,000 in fiscal 1999, an increase of $1,869,000, or 20%. Of this increase, approximately $630,000 was attributable to the additional sales contributed by the AMT acquisition. The Company's gross margin from sales decreased to 39% in fiscal year 1999 from 50% in fiscal year 1998. This decrease was primarily attributable to the reduction in sales of high margin medical tubes sold to the United States Surgical and increased costs attributed to additional engineering expenses and expenses associated with maintaining and improving the efficiency and effectiveness of Memry West's operations. In addition, the Company incurred additional costs in developing new product lines that had not been fully commercialized by the end of fiscal 1999. As a result, the Company's gross profit from sales decreased by $2,346,000, or 24%, from $9,624,000 in fiscal 1998 to $7,278,000 in fiscal 1999.

General, selling and administrative ("GSA") expenses increased to $7,780,000 in fiscal 1999 from $5,835,000 in fiscal 1998, an increase of $1,945,000 or 33%.
Approximately $600,000 of the increase in GSA is attributable to the acquisition of AMT (before any allocations of U.S. corporate overhead) and approximately $850,000 of the increase is a result of severance benefits relating to three executive officers and other employees of Memry West. Depreciation and amortization expenses increased to $595,000 in fiscal 1999 from $406,000 in fiscal 1998, an increase of $189,000 or 47%. The increase in depreciation and amortization cost was due primarily to an increase in depreciation expense and goodwill amortization associated with the purchases of AMT and Wire Solutions. Other expense decreased from $147,000 in fiscal 1998 to $27,000 in fiscal 1999, a decrease of $120,000. The decrease is mostly due to interest earned of $78,000 on cash deposits held by Memry Europe.

Net Income/Loss. As a result of the Company's 1% decrease in revenues, along with the 20% increase in manufacturing costs and 33% increase in GSA expenses, and a decrease in net interest expense, the Company had a net loss of $1,349,000 during fiscal 1999, as compared to a net income of $2,925,000, during fiscal 1998. The Company expects income from continuing operations to increase in future periods as sales increase.

                       LIQUIDITY AND CAPITAL RESOURCES.

The Company's primary capital requirements through early fiscal 1997 were to fund losses from operations. During the second half of fiscal 1997 and all of fiscal 1998, the Company's operations produced more cash than they utilized. In fiscal 1999, the primary capital requirements were to fund acquisitions and additions to property, plant, and equipment and to cover the Company's loss from operations. The Company has historically satisfied its capital requirements from sales of equity securities and borrowings. During fiscal 1999, net cash provided by operating activities was approximately $1.3 million (with the Company's net loss from operations more than offset by changes in working capital components), net cash provided by financing activities was approximately $2.1 million and net cash used by investing activities was approximately $2.9 million. As a result of the foregoing, the Company held cash and cash equivalents at June 30, 1999 of $1,191,000, up from $1,189,000 at the close of fiscal 1998. However, the Company had positive working capital (current assets less current liabilities) of only approximately $400,000 at the close of fiscal 1999, as opposed to positive working capital of approximately $5,295,000 at the end of fiscal 1998. Under the terms of the transaction whereby the Company purchased AMT, Memry will be obligated to pay up to an additional $1,046,000 in cash on October 30, 1999, if the value of Memry shares on such date is below $5.55 per share. Based on the current trading range of the Company's Common Stock, the Company anticipates that it will have to make the full amount of this payment. Going forward, the Company anticipates that it will satisfy its capital requirements through a combination of internally generated funds, borrowings, and sales of equity securities.

On June 30, 1998, the Company and Webster Bank entered into a Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement and related financing documents and agreements (the "Webster Facility"). Upon entering into the Webster Facility, the Company paid off all amounts outstanding under its prior credit facility with First Union National Bank. The Webster Facility includes a revolving loan, an equipment loan line of credit and a $500,000 term loan. The term loan is to be repaid in equal monthly installments of principal over its five-year term. The revolving loan provides for borrowings up to the lesser of (a) $3,000,000 or (b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory. The revolving loan requires the payment of a commitment fee equal to
 .25% per annum of the daily-unused portion of the revolving loan. The equipment loan line of credit provides for equipment financing up to the lesser of $750,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. On June 30, 1999, the Company converted $668,000 from the equipment line of credit into a term loan. The Company has the remaining option of converting amounts borrowed under the equipment line of credit to term loans on July 1, 2000 and 2001. At June 30, 1999, an aggregate of approximately $2,876,000 was outstanding under the Webster Facility. The Webster Facility is secured by substantially all of the Company's assets.

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

In addition, the credit facility contains various restrictive covenants, including, among others, limitations on encumbrances and additional debt, prohibition on the payment of dividends or redemption of stock except in connection with certain existing put rights, restrictions on management/ownership changes and required compliance with specified financial ratios. As of June 30, 1999, the Company was in breach of certain of these covenants related to financial condition and ratios, but the Company has since received a waiver or covenant modifications for such financial covenants from Webster Bank through June 30, 2000.

Memry Europe has a primary banking relationship with KBC Bank and Insurance Group of Belgium. As of June 30, 1999, an aggregate of approximately $340,000 was outstanding with KBC in short-term and long-term debt.

The Company has in the past grown through acquisitions (including both the AMT and the Wire Solutions acquisitions and the Company's earlier acquisition of Raychem) and, as part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company's existing businesses. The Company intends to use a combination of available cash from operations, authorized but unissued common stock, and borrowings to finance any such acquisitions. The Company does not currently, however, contemplate any material acquisitions in fiscal 2000.

The Company intends to spend between $2.0 and $3.0 million on capital expenditures during the fiscal year ending June 30, 2000, in order to handle its expected increased sales volume of SMA and superelastatic materials. The Company expects that it will be able to pay for these expenditures through a combination of cash flow generated through operations, increased borrowings, and sale of stock.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if: (i) at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut (provided, however, that assets, revenues, employees, operations and bank accounts attributable to any entity acquired by the Company shall not be considered when determining if the Company has satisfied such requirements so long as such entity (1) was acquired in an arm's length transaction, (2) was not an affiliate of the Company and was not controlled by an affiliate of the Company prior to such acquisition, and (3) had been in existence and operating as a business for at least one year at the time of the acquisition); or (ii) the Company fails to keep the Registration Statement on Form S-2 that went effective on January 31, 1997 (the "Registration Statement"), covering the offer and sale by certain of the Company's shareholders (including CII) of up to 3,550,630 shares (including up to 3,041,963 shares beneficially owned at such time by CII) of the Company's common stock, in effect for an aggregate of 120 days during any rolling twelve month period during the three years which the Company is required to maintain the effectiveness of the Registration Statement. Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all the Company's Common

Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company. Using $2.00 per share, which was above the market price for the Company's common stock on September 21, 1999, as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $4,330,000. To the extent that the current market value of the Company's common stock exceeds $2.00 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to insure that its operations do not move from Connecticut in a manner that would trigger CII's put, and the Company intends to cause the Registration Statement to be maintained in a manner that would prevent CII's put from being operative.

The Company's operating losses, which the Company anticipates will continue into the second quarter of fiscal 2000, are expected to exceed the Company's existing working capital surplus. The Company anticipates overcoming this deficit through a combination of deferrals of some of the amount owed to the former owners of AMT, additional borrowings from Webster Bank and the sale of equity securities. There can be no assurances, however, that the Company will be able to accomplish this by the time that the Company's operating losses surpass the Company's working capital surplus. Assuming that the Company satisfies its cash needs through the second quarter of fiscal 2000, the Company believes that the combination of its working capital surplus as of June 30, 1999, its borrowing facility, its ability to raise equity capital in the past and what it believes will be material net profits from operations during the latter portion of fiscal 2000 will be sufficient to meet the Company's capital requirements during the remainder of fiscal 2000.

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

The Company has recently upgraded its internal computer systems such that the Company believes all of such internal systems are Year 2000 compliant. The Company has completed (i) formal testing of such new systems, (ii) an investigation regarding the Year 2000 readiness of its other equipment, and
(iii) inquiry of its suppliers and customers as to whether the Year 2000 Issue will create substantial risks or disruption.

The Company has completed its investigation and implemented plans to correct any discrepancies prior to the end of calendar year 1999. As part of the Company's Year 2000 investigation, the Company has sought confirmations, with respect to the Year 2000 compliance of the computers, software, and systems of its suppliers, customers and other third parties. The Company believes, based upon the foregoing analysis, that the Year 2000 issue will have no material adverse impact on the Company's financial condition, results of operation, or future cash flows. If, nonetheless, the Company's suppliers, customers and other third parties with whom the Company maintains business relations will be unable to resolve any of their Year 2000 problems in a timely manner, risk to the Company's financial condition could result. In addition, in the event that the economy as a whole is materially and adversely effected by widespread disruptions, or by failures of key infrastructure providers (such as banks and utilities), it is likely that the Company's financial condition and results of operations would be materially adversely effected.

                                EURO CONVERSION

The Company conducts business in multiple currencies, including the currencies of various European countries in the European Union which began participating in the single European currency by adopting the Euro as their common currency as of January 1, 1999. During the period January 1, 1999 to January 1, 2002, the existing currencies of the member countries will remain legal tender and customers and vendors of the Company may continue to use these currencies when conducting business. Currency rates during this period, however, will no longer be computed from one legacy currency to another but instead will first be converted into the Euro. The Company continues to evaluate the Euro conversion and the impact on its business, both strategically and operationally. At this time, the conversion to the Euro has not had, nor is expected to have, a material adverse effect on the financial condition or results of operations of the Company.

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

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of the Company and the report of independent certified public accountants thereon are set forth on pages F-1 through F-25 hereof.

                         INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT                             F-1
FINANCIAL STATEMENTS
      Consolidated balance sheets                        F-2
      Consolidated statements of operations              F-3
      Consolidated statements of stockholders' equity    F-4
      Consolidated statements of cash flows              F-5
      Notes to consolidated financial statements         F-7

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
Memry Corporation and Subsidiaries
Brookfield, Connecticut


We have audited the accompanying consolidated balance sheets of Memry Corporation and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Memry Corporation and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

New Haven, Connecticut
August 20, 1999

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                                               1999               1998
                                                                       --------------------------------------
ASSETS (Note 5)

Current Assets
 Cash and cash equivalents                                             $       1,191,000     $      1,189,000
 Accounts receivable, less allowance for doubtful accounts
   of $118,000 in 1999 (Note 7)                                                2,238,000            3,534,000
 Note receivable                                                                       -              325,000
 Inventories (Note 3)                                                          3,182,000            2,336,000
 Prepaid expenses and other current assets                                        21,000               62,000
 Assets of discontinued segment, net (Note 12)                                         -              210,000
 Income tax receivable                                                            89,000                    -
                                                                       --------------------------------------
       Total current assets                                                    6,721,000            7,656,000
                                                                       --------------------------------------

Property, Plant and Equipment, net (Notes 4 and 9)                             5,316,000            2,717,000
                                                                       --------------------------------------
Other Assets
 Patents and patent rights, less accumulated amortization of
   $462,000 in 1999 and $328,000 in 1998                                       1,605,000            1,734,000
 Goodwill, less accumulated amortization of $386,000 in 1999
   and $138,000 in 1998                                                        4,465,000              906,000
 Deferred financing costs                                                         29,000               43,000
 Deposits                                                                         46,000               29,000
                                                                       --------------------------------------
                                                                               6,145,000            2,712,000
                                                                       --------------------------------------

                                                                       $      18,182,000     $     13,085,000
                                                                       ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable and accrued expenses (Note 14)                       $       2,662,000     $      2,230,000
 Notes payable (Note 5)                                                        2,571,000              100,000
 Current maturities of capital lease obligations (Note 9)                         39,000               31,000
 Acquisition liability (Note 2)                                                1,046,000                    -
                                                                       --------------------------------------
       Total current liabilities                                               6,318,000            2,361,000

Capital Lease Obligations, less current maturities (Note  9)                      36,000               19,000
Notes Payable, less current maturities (Note 5)                                  862,000              580,000
                                                                       --------------------------------------
                                                                               7,216,000            2,960,000
                                                                       --------------------------------------

Commitments and Contingencies (Notes 2, 9 and 11)

Stockholders' Equity (Note 6)
 Common stock                                                                    208,000              199,000
 Additional paid-in capital                                                   43,832,000           41,121,000
 Accumulated deficit                                                         (32,544,000)         (31,195,000)
 Accumulated other comprehensive loss:
   Foreign currency translation adjustment                                      (530,000)                   -
                                                                       --------------------------------------
                                                                              10,966,000           10,125,000
                                                                       --------------------------------------

                                                                       $      18,182,000     $     13,085,000
                                                                       ======================================

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                              1999                 1998
                                                                       --------------------------------------
Revenues
 Product sales (Note 7)                                                $      18,164,000     $     18,847,000
 Research and Development                                                        722,000              230,000
                                                                       --------------------------------------
                                                                              18,886,000           19,077,000
                                                                       --------------------------------------

Cost of Revenues
 Manufacturing (Note 8)                                                       11,135,000            9,266,000
 Research and development                                                        473,000              187,000
                                                                       --------------------------------------
                                                                              11,608,000            9,453,000
                                                                       --------------------------------------

       Gross Profit                                                            7,278,000            9,624,000
                                                                       --------------------------------------

Operating Expenses
 General, selling and administrative (Notes 9, 11 and 14)                      7,780,000            5,835,000
 Depreciation and amortization                                                   595,000              406,000
                                                                       --------------------------------------
                                                                               8,375,000            6,241,000
                                                                       --------------------------------------

       Operating Income (loss)                                                (1,097,000)           3,383,000
                                                                       --------------------------------------

Other Income (Expense)
 Interest expense (Note 5)                                                      (170,000)            (163,000)
 Interest income                                                                  78,000                    -
 Other income                                                                     58,000                    -
 Gain on disposition of assets                                                     7,000               16,000
                                                                       --------------------------------------
                                                                                 (27,000)            (147,000)
                                                                       --------------------------------------

       Income (loss) from continuing operations before
           income taxes                                                       (1,124,000)           3,236,000

Provision for income taxes (Note 10)                                             225,000              160,000
                                                                       --------------------------------------

       Income (loss) from continuing operations                               (1,349,000)           3,076,000

Loss on disposal of discontinued segment (Note 12)                                     -             (151,000)
                                                                       --------------------------------------
       Net Income (Loss)                                               $      (1,349,000)    $      2,925,000
                                                                       ======================================

Basic earnings per share:
 Income (loss) from continuing operations                              $           (0.07)    $           0.17
 Loss from discontinued operations                                                     -                (0.01)
                                                                       --------------------------------------
                                                                       $           (0.07)    $           0.16
                                                                       ======================================

Diluted earnings per share:
 Income (loss) from continuing operations                              $           (0.07)    $           0.15
 Loss from discontinued operations                                                     -                (0.01)
                                                                       --------------------------------------
                                                                       $           (0.07)    $           0.14
                                                                       ======================================

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------



                                         Common Stock                                      Accumulated
                                   ------------------------   Additional                   Other Comp-
                                     Shares         Par        Paid-in       Accumulated    rehensive
                                     Issued        Value       Capital         Deficit        Loss           Total
                                   ----------------------------------------------------------------------------------
Balance, June 30, 1997              17,005,474 $   170,000   $ 39,631,000   $(34,120,000) $          -  $  5,681,000

   Issuance of common stock          1,280,781      13,000      1,472,000              -             -     1,485,000

   Issuance of warrants                      -           -         34,000              -             -        34,000

   Warrants exercised through
     net settlement and issuance
     of common stock                 1,662,914      16,000        (16,000)             -             -             -

   Net income                                -           -              -      2,925,000             -     2,925,000
                                   ---------------------------------------------------------------------------------

Balance, June 30, 1998              19,949,169     199,000     41,121,000    (31,195,000)            -    10,125,000

   Issuance of common stock            877,164       9,000      2,711,000              -             -     2,720,000

   Comprehensive loss:

     Net loss                                -           -              -     (1,349,000)            -    (1,349,000)

     Other comprehensive loss,
        net of tax - foreign
        currency translation
        adjustments                          -           -              -              -      (530,000)     (530,000)
                                                                                                        ------------
              Total comprehensive
              loss                           -           -              -              -             -    (1,879,000)
                                   ---------------------------------------------------------------------------------

Balance, June 30, 1999              20,826,333 $   208,000   $ 43,832,000   $(32,544,000) $   (530,000) $ 10,966,000
                                   =================================================================================

See Notes to Consolidated Financial Statements

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                         1999            1998
                                                                                 ---------------------------------
Cash Flows from Operating Activities
   Net income (loss)                                                             $     (1,349,000)  $    2,925,000
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Provision for loss on note receivable                                             325,000                -
        Depreciation and amortization                                                   1,217,000          873,000
        Gain on disposal of assets                                                         (7,000)         (16,000)
        Writedown of assets of discontinued segment                                             -          200,000
        Compensation paid by issuance of common stock                                     103,000          234,000
        Change in operating assets and liabilities:
           Decrease (increase) in accounts receivable                                   1,588,000         (879,000)
           Increase in note receivable                                                          -         (325,000)
           Increase in inventories                                                       (683,000)        (334,000)
           Decrease in prepaid expenses and other current assets                           30,000           89,000
           Decrease (increase) in other assets                                             56,000          (43,000)
           Increase in income tax receivable                                              (89,000)               -
           Increase (decrease) in accounts payable and accrued expenses                   133,000       (1,034,000)
                                                                                 ---------------------------------
              Net cash provided by operating activities                                 1,324,000        1,690,000
                                                                                 ---------------------------------

Cash Flows from Investing Activities
   Purchase of AMT and Wire Solutions                                                  (1,533,000)               -
   Purchases of equipment                                                              (1,632,000)        (521,000)
   Proceeds from sales of equipment                                                       310,000           24,000
                                                                                 ---------------------------------
              Net cash used in investing activities                                    (2,855,000)        (497,000)
                                                                                 ---------------------------------

Cash Flows from Financing Activities
   Proceeds from sale of common stock, net                                                133,000        1,516,000
   Proceeds from notes payable                                                                  -          500,000
   Net increase (decrease) in revolving loans payable                                   2,288,000       (1,173,000)
   Principal payments on notes payable                                                   (304,000)        (842,000)
   Principal payments on capital lease obligations                                        (35,000)         (30,000)
                                                                                 ---------------------------------
              Net cash provided by (used in) financing activities                       2,082,000          (29,000)
                                                                                 ---------------------------------

Effect of foreign currency exchange rate changes on cash and cash equivalents            (549,000)               -
                                                                                 ---------------------------------

              Increase in cash and cash equivalents                                         2,000        1,164,000

Cash and cash equivalents, beginning of year                                            1,189,000           25,000
                                                                                 ---------------------------------

Cash and cash equivalents, end of year                                           $      1,191,000   $    1,189,000
                                                                                 =================================

Supplemental Disclosures of Cash Flow Information
   Cash payments for interest                                                    $        155,000   $      239,000
                                                                                 =================================
Cash payments for income taxes                                                   $        145,000   $       46,000
                                                                                 =================================

MEMRY CORPORATION AND SUBSIDIARIES

Years Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                             1999             1998
                                                                                     -----------------------------------
Supplemental Schedule of Noncash Investing and Financing Activities
   Acquisition of AMT:
      Cash purchase price                                                            $       1,298,000   $             -
                                                                                     ===================================

      Fair value of assets acquired
        Accounts receivable                                                          $         575,000   $             -
        Notes receivable                                                                       525,000                 -
        Inventory                                                                              187,000                 -
        Goodwill                                                                             3,743,000                 -
        Property and equipment                                                               2,012,000                 -
        Other                                                                                   22,000                 -
                                                                                     -----------------------------------
                                                                                             7,064,000                 -
      Less
        Common stock issued                                                                 (2,363,000)                -
        Acquisition liability                                                               (1,046,000)                -
        Liabilities assumed                                                                 (2,357,000)                -
                                                                                     -----------------------------------
                                                                                     $       1,298,000   $             -
                                                                                     ===================================

   Acquisition of Wire Solutions, Inc.:
      Cash purchase price                                                            $         235,000   $             -
                                                                                     ===================================

      Fair value of assets acquired
        Accounts receivable                                                          $          26,000   $             -
        Goodwill                                                                               353,000                 -
        Property, plant and equipment                                                            1,000                 -
                                                                                     -----------------------------------
                                                                                               380,000                 -

      Less
        Common stock issued                                                                   (121,000)                -
        Liabilities assumed                                                                    (24,000)                -
                                                                                     -----------------------------------
                                                                                     $         235,000   $             -
                                                                                     ===================================

   Issuance of common stock in settlement of debt                                    $               -   $        60,000
                                                                                     ===================================

   Issuance of 1,662,914 shares of common stock in net settlement of
      2,370,000 common stock warrants                                                $               -   $        16,000
                                                                                     ===================================

   Capital lease obligation incurred for equipment                                   $          21,000   $         8,000
                                                                                     ===================================
   Conversion of revolving loans payable to equipment term loan                      $         668,000   $             -
                                                                                     ===================================


See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------

Note 1.   Summary of Significant Accounting Policies

Nature of business
------------------

Memry Corporation, a Delaware corporation incorporated in 1981, is engaged in the businesses of developing, manufacturing and marketing products and components utilizing the properties exhibited by shape memory alloys, and, prior to June 5, 1997, manufacturing and marketing metal parts and components machined on screw machines and smaller metal working machines. As described in Note 12, the Company ceased the operations of the metal parts and components operations on June 5, 1997. The Company's sales are primarily to customers in the medical device industry located throughout the United States and Europe. The Company extends credit to its customers all on an unsecured basis on terms that it establishes for individual customers.

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

Principles of consolidation
---------------------------

The financial statements include the accounts of Memry Corporation ("Memry") and its wholly owned subsidiaries, Wright Machine Corporation ("Wright") and Memry Holdings, S.A., (collectively, the "Company"). Memry Holdings, S.A. is a holding company whose principal asset consists of an investment in its wholly owned subsidiary, Memry Europe, N.V. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 1999 and 1998
--------------------------------------------------------------------------------

Impairment of assets
--------------------

The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable.

Foreign Currency Exchange and Translation
-----------------------------------------

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The loss resulting from the changes in exchange rates has been reported in accumulated other comprehensive loss.

Effective January 1, 1999, the European Economic and Monetary Union (the "EMU") created a single Eurocurrency (the "Euro") for its member countries, including Belgium, which is a member of the EMU and where the Company's European operations are conducted. On January 1, 1999, Belgium irreversibly established fixed conversion rates between their existing sovereign currency, the Belgian Franc, and the Euro, and adopted the Euro as its common legal currency on that date. On January 1, 1999, the exchange rate between the Belgian Franc and Euro was 40.34 to 1. Because the Company did not own its Belgium subsidiary during the fiscal year ended June 30, 1998, restatement of prior year balances because of the adoption of the Euro was not required.

Revenue recognition
-------------------

Revenues from product sales are recognized when the related products are shipped. Certain revenues are earned in connection with research and development grants and contracts which are principally with various Governmental agencies. Such revenues are recognized when services are rendered. Some of the Company's research and development projects are customer-sponsored and typically provide the Company with the production rights or pay a royalty to the Company if a commercially viable product results.

Depreciation and amortization
-----------------------------

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to ten years. Leasehold improvements are amortized over the life of the lease, or the improvements' estimated useful life, if shorter.

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 1999 and 1998
--------------------------------------------------------------------------------

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

Earnings per share
------------------

Basic earnings (loss) per share amounts are computed by dividing income (loss) from continuing and discontinued operations by the weighted-average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

For the periods presented, there were no items which changed the income (loss) from continuing and discontinued operations as presented in the consolidated statements of operations and the amounts used to compute basic and diluted earnings (loss) per share. The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings (loss) per share. For the year ended June 30, 1999, common stock equivalents have been excluded from the computation of the net loss per share because inclusion of such equivalents is antidilutive.

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                     1999               1998
                                                                              ----------------------------------
            Weighted average number of basic shares
              outstanding                                                          20,297,134         18,102,916
            Effect of dilutive securities:
              Warrants                                                                      -          2,391,611
              Options                                                                       -            474,036
                                                                              ----------------------------------

            Weighted average number of fully diluted
              shares outstanding                                                   20,297,134         20,968,563
                                                                              ==================================

Comprehensive Income
--------------------

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," as of July 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the stockholders' equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company's net loss or stockholders' equity.

Note 2.   Business Combinations

The Company purchased Advanced Materials and Technologies, n.v. ("AMT") and the assets of Wire Solutions, Inc. on October 30, 1998 and March 19, 1999, respectively. Details of the transactions which were accounted for as purchases, are as follows:

A summary of the purchase payments in connection with the acquisitions is as follows:

                                                                                                Wire
                                                                                              Solutions,
                                                                                 AMT             Inc.
                                                                         --------------------------------
                     Cash paid to sellers at closing                     $      1,040,000  $      209,000
                     Issuance of 675,000 shares of common
                        stock to sellers                                        2,363,000               -
                     Issuance of 62,500 shares of common
                        stock to sellers                                                -         121,000
                     Acquisition liability                                      1,046,000               -
                     Acquisition costs                                            258,000          26,000
                                                                        ==================================
                                                                         $      4,707,000  $      356,000
                                                                        ==================================

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 1999 and 1998
--------------------------------------------------------------------------------

A summary of the net assets acquired in connection with the acquisitions is as follows:

                                                                                                  Wire
                                                                                               Solutions,
                                                                                AMT               Inc.
                                                                         ---------------------------------
                     Assets acquired
                        Accounts receivable                              $         575,000  $        26,000
                        Notes receivable                                           525,000                -
                        Inventory                                                  187,000                -
                        Goodwill                                                 3,743,000          353,000
                        Property, plant and equipment                            2,012,000            1,000
                        Other                                                       22,000                -
                     Liabilities assumed                                        (2,357,000)         (24,000)
                                                                         ----------------------------------
                                                                         $       4,707,000  $       356,000
                                                                         ==================================

Unaudited pro forma consolidated results of operations for the years ended June 30, 1999 and 1998, as though AMT and Wire Solutions, Inc. had been acquired at July 1, 1997, are as follows:

                                                                              1999                   1998
                                                                       -----------------------------------------
                     Product sales                                      $      18,391,000      $      19,937,000
                     Net (loss) income                                  $      (1,626,000)     $       2,291,000
                     Basic earnings per share                           $           (0.08)     $            0.12
                     Diluted earnings per share                         $           (0.08)     $            0.11

In connection with the acquisition of AMT, the Company has recorded a liability of $1,046,000. Pursuant to the terms of the purchase agreement, if the fair market value of the Company's common stock is below $5.55 per share on October 30, 1999, then the Company is obligated to pay an amount calculated by multiplying 675,000 times the difference between $5.55 and such fair value; provided however, that in no event shall the Company be obligated to pay more than $1,046,000.

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 1999 and 1998
--------------------------------------------------------------------------------

Note 3.   Inventories

Inventories at June 30, 1999 and 1998, are summarized as follows:

                                                                                   1999              1998
                                                                              ---------------------------------
            Raw materials and supplies                                        $       690,000  $         455,000
            Work-in-process                                                         1,789,000          1,783,000
            Finished goods                                                          1,304,000            836,000
            Allowance for slow-moving and obsolete inventory                         (601,000)          (738,000)
                                                                              ----------------------------------
                                                                              $     3,182,000  $       2,336,000
                                                                              ==================================

Note 4.   Property, Plant and Equipment

Property, plant and equipment at June 30, 1999 and 1998, is summarized as follows:

                                                                                       1999              1998
                                                                              ----------------------------------
            Land                                                              $        691,000  $            -
            Furniture and fixtures                                                   1,371,000           645,000
            Tooling and equipment                                                    5,698,000         3,745,000
            Leasehold improvements                                                     247,000           203,000
                                                                               ---------------------------------

                                                                                     8,007,000         4,593,000
            Less accumulated depreciation and amortization                           2,691,000         1,876,000
                                                                               ---------------------------------

                                                                              $      5,316,000  $      2,717,000
                                                                              ==================================

Note 5.   Notes Payable

Notes payable consist of the following at June 30, 1999 and 1998:

                                                                                    1999              1998
                                                                              ---------------------------------
      Revolving loan payable pursuant to June 30, 1998 credit
      facility interest payable monthly at the prime rate plus
      .75% (8.75% at June 30, 1999), due June 30, 2001.                       $       1,800,000     $    180,000

      Term note payable to a bank pursuant to June 30, 1998
         credit facility, due in monthly installments of $8,333
         plus interest at 8.75% per annum, due June 30, 2003                            408,000          500,000

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                       1999           1998
                                                                                       -------------------
      Equipment loan payable pursuant to June 30, 1998 credit  facility,  due in monthly installments of $18,555 plus interest at prime plus .75% (8.75%
         at June 30, 1999), due June 30, 2002.
                                                                                        668,000           -

      Term note payable to a bank, due in annual installments
         including interest at 9.75%, due February 21, 2001.                             88,000           -

      Term note payable to Swissmetal, due on November 30,
         1999 plus accrued interest at 5% per annum.                                    128,000           -

      Mortgage note payable to a bank, due July 14, 1999 plus accrued
         interest at 9.09% per annum.                                                   256,000           -

      Term note payable to a bank, due in annual installments
         plus interest at 6.92%, due on August 5, 1999.                                  13,000           -

      Term note payable to a bank due in monthly installments
         plus interest at 5.70%, due October 10, 2001                                    72,000           -
                                                                              -----------------------------------
                                                                                      3,433,000          680,000
      Less current maturities                                                         2,571,000          100,000
                                                                              -----------------------------------

                                                                              $         862,000  $       580,000
                                                                              ===================================

Future maturities of Notes Payable at June 30, 1999 are as follows:

                               2000                      $       2,571,000
                               2001                                413,000
                               2002                                341,000
                               2003                                100,000
                               2004                                  8,000
                                                        ------------------

                                                         $       3,433,000
                                                         =================

The credit facility entered into on June 30, 1998 includes a revolving loan, a line of credit and a $500,000 term loan. The revolving loan provides for borrowings up to the lesser of $3,000,000 or the sum of (a) 80% of eligible accounts receivable and (b) the lesser of $1 million or 35% of eligible inventory; and for the payment of a commitment fee equal to .25% per annum of the daily unused portion of the revolving loan. The line of credit provides for equipment financing up to the lesser of $750,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. The Company, on July 1 of each year through 2001, has the option of converting amounts borrowed under the line of credit to

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 1999 and 1998
--------------------------------------------------------------------------------

term loans. On June 30, 1999, the Company converted $668,000 from the equipment line of credit into a term loan. This credit facility is secured by substantially all the assets of the Company.

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

In addition, the credit facility contains various restrictive covenants including, among others, limitations on additional debt, payment of dividends, management and ownership changes and compliance with specified financial ratios. The Company was not in compliance with certain financial covenants as of June 30, 1999. However, the Company has received a waiver or covenant modification from the bank for such financial covenants through June 30, 2000.

The carrying amounts of these financial instruments approximates fair value.

Note 6.   Capital Stock

Common stock
------------

On June 30, 1999 and 1998, the Company had 30,000,000 authorized shares of common stock, par value $0.01 per share, of which there were 20,826,333 and 19,949,169 shares issued and outstanding at June 30, 1999 and 1998, respectively.

During the year ended June 30, 1998, $150,000 was raised through the sale of 100,000 shares of common stock under a private placement of securities.

Also during the years ended June 30, 1999 and 1998, 38,000 and 33,000 shares of common stock at an aggregate price of $99,000 and $70,000, respectively, were issued to Company directors as compensation. In addition, during the years ended June 30, 1999 and 1998, 102,000 and 2,780,000 shares of common stock were issued at an aggregate price of $133,000 and $1,135,000, respectively, through the exercise of options and warrants. Of the 2,780,000 shares issued upon exercise of options and warrants during 1998, approximately 1,663,000 shares were issued on a net exercisable basis, for which no proceeds were received. During the year ended June 30, 1998, 31,000 shares at an aggregate price of $130,000 were issued as compensation to an outside consultant and employees.

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 1999 and 1998
--------------------------------------------------------------------------------

Common stock reserved for issuance at June 30, 1999, is as follows:

                                                              Number of
                                                                Shares
                                                            --------------
                      For exercise of outstanding warrants       1,450,602
                      For exercise of stock options              2,753,234
                                                            --------------
                                                                 4,203,836
                                                            ==============

Various agreements with a certain investor provide that upon the occurrence of specified events, primarily should the Company cease to maintain its principal offices within the State of Connecticut or fail to maintain a registration statement covering the resale of its securities, the investor would have the right to put all securities of the Company held by the investor at that time for a price equal to the greater of the then current market price per share of such securities or $2 per share, less, if warrants are being held by such investor at such time, the aggregate amount of the unpaid exercise prices of all such warrants. Using $2.00 per share, which is greater than the market price per share at June 30, 1999, as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $4,330,000. This put option expires on the date the investor ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it. If the investor were to have the right to put its securities and were to choose to exercise that right, such an event would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to the investor. However, the Company has the ability to insure that its operations do not move from Connecticut and intends to cause its current registration statement to be maintained in a manner that would prevent the put from being operative.

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

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 1999 and 1998
--------------------------------------------------------------------------------

During the year ended June 30, 1998, the Company adopted the Memry Corporation Long-term Incentive Plan (the "1997 Plan"). Under the 1997 Plan, incentive and non-qualified options may be granted to employees and non-employee directors under terms similar to the 1994 Plan. Also, under the 1997 Plan, Stock Appreciation Rights ("SARs"), Limited Stock Appreciation Rights ("Limited SARs"), restricted stock, and performance shares may be granted to employees. With respect to SARs, upon exercise, the Company must pay to the employee the difference between the current market value of the Company's common stock and the exercise price of the SARs. The SARs terms are determined at the time of each individual grant, however if SARs are granted which are related to an incentive stock option, then the SARs will contain similar terms to the related option. Limited SARs may be granted in relation to any option or SARs granted. Upon exercise, the Company must pay to the employee the difference between the current market value of the Company's common stock and the exercise price of the related options or SARs. Upon the exercise of SARs or Limited SARs, any related option or SARs outstanding will no longer be exercisable.

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

Also, under the 1997 Plan, each quarter, all non-employee directors are granted shares of the Company's common stock with a value equal to $7,500, determined based on the market value of the Company's stock at the end of each quarter. This amount was amended during the year ended June 30, 1999 from $2,500 to $7,500 each quarter per non-employee director.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established new standards for stock-based compensation plans under which employees receive shares of stock or other equity instruments, such as stock options or warrants, of the employer. This Statement established a fair value based method of expense recognition for stock-based compensation plans and encouraged, but did not require, entities to adopt that method in place of existing generally accepted accounting principles. As permitted by SFAS No. 123, for options granted where the exercise price at date of grant is equal to or exceeds the fair market value of the Company's stock, the Company has elected to continue under existing generally accepted accounting principles and to account for the options granted under APB Opinion No. 25, and accordingly, no compensation cost has been recognized in the consolidated statements of operations for grants under the option plan. Had compensation cost for the stock option plans been recognized based on the grant date fair values of awards, the method described

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 1999 and 1998
--------------------------------------------------------------------------------

in SFAS No. 123, the reported net income (loss) would have been increased/decreased to the pro forma amounts shown below:

                                                                                   1999             1998
                                                                         ----------------------------------
                   Net income (loss):
                      As reported                                        $     (1,349,000)   $    2,925,000
                                                                         ==================================
                      Pro forma                                          $     (1,845,000)   $    2,678,000
                                                                         ==================================
                   Basic earnings per share:
                      As reported                                        $          (0.07)   $         0.16
                                                                         ==================================

                      Pro forma                                          $          (0.09)   $         0.15
                                                                         ==================================
                   Diluted earnings per share:
                      As reported                                        $          (0.07)   $         0.14
                                                                         ==================================
                      Pro forma                                          $          (0.09)   $         0.13
                                                                         ==================================

The fair value of each grant, used to determine the proforma information above, is estimated at the grant date using the fair value option-pricing model with the following weighted average assumptions for grants awarded during the years ended June 30, 1999 and 1998:


                                                            1999                            1998
                                                     ----------------                ----------------
     Dividend rate                                            -
     Risk free interest rate                               5.82%                            5.82%
     Weighted average expected lives, in years                4                                4
     Price volatility                                     111.6%                            31.8%


MEMRY CORPORATION AND SUBSIDIARIES

June 30, 1999 and 1998
--------------------------------------------------------------------------------

A summary of the status of the Company's stock option plans at June 30, 1999 and 1998, and changes during the years then ended, is as follows:

                                                                                                 Weighted
                                                                                                 Average
                                                                    Shares        Options        Exercise
                                                                   Reserved     Outstanding       Price
                                                                 --------------------------------------------
                   Balance, June 30, 1997                          1,100,000      897,000     $    1.54
                       Canceled                                                   (35,500)    $    1.67
                       Granted                                                    720,000     $    3.88
                       Exercised                                                  (44,000)    $    1.59
                                                                 --------------------------------------------

                   Balance, June 30, 1998                          3,083,000    1,537,500     $    2.63
                      Canceled                                                    (83,290)    $    2.69
                      Granted                                                     210,000     $    2.05
                      Exercised                                                   (82,166)    $    1.60
                                                                 --------------------------------------------
                   Balance, June 30, 1999                          2,753,234    1,582,044     $    2.60
                                                                 ============================================

At June 30, 1999 and 1998, 764,037 and 394,000 (weighted average exercise price of $2.12 and $1.51) of the outstanding options were exercisable, respectively. The weighted-average grant date fair value per option of options granted during the years ended June 30, 1999 and 1998 was $1.31 and $1.29, respectively. For the years ended June 30, 1999 and 1998, all options granted carried an exercise price equal to the fair market value of the Company's stock at the date of grant.

A further summary of options outstanding at June 30, 1999, is as follows:

                                      Options Outstanding                         Options Exercisable
                           --------------------------------------------  -------------------------------------
                                           Weighted-
                                            Average          Weighted-                        Weighted-
   Range of                                Remaining          Average                          Average
   Exercise                Number          Contractual        Exercise          Number         Exercise
    Prices              Outstanding     Life (In Years)        Price          Exercisable       Price
------------------------------------------------------------------------------------------------------------
    $.90 to $4.25        1,582,044            8.08          $     2.60          764,037      $     2.12

Warrants
--------

The Company has also issued stock warrants to employees and others. The compensation cost charged to operations for warrants granted to employees was $5,000 and $34,000 during the years ended June 30, 1999 and 1998, respectively.

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 1999 and 1998
--------------------------------------------------------------------------------

The following table summarizes warrants outstanding at June 30, 1999 and 1998, and the changes in warrants during the years then ended:

                                                                                            Weighted-
                                                                                             Average
                                                        Shares             Warrants        Exercise
                                                        Reserved          Outstanding         Price
                                                        -------------------------------------------------
           Balance, June 30, 1997                       5,321,732       5,321,732       $    1.37
               Canceled                                                  (414,525)      $    5.00
               Granted                                                          -       $       -
               Exercised                                               (3,436,605)      $    1.02
                                                        -------------------------------------------------

           Balance, June 30, 1998                       1,470,602       1,470,602       $    1.13
              Canceled                                                          -       $       -
              Granted                                                           -       $       -
              Exercised                                                   (20,000)      $    0.01
                                                        -------------------------------------------------

           Balance, June 30, 1999                       1,450,602       1,450,602       $    1.15
                                                        =================================================

Of the 3,436,605 warrants exercised during the year ended June 30, 1998, approximately 2,370,000 were converted, on a net exercise basis, to approximately 1,663,000 shares of common stock.

A further summary of warrants outstanding at June 30, 1999 is as follows:

                                       Warrants Outstanding                        Warrants Exercisable
                      -----------------------------------------------------  --------------------------------
                                           Weighted-
                                            Average          Weighted-                          Weighted
    Range of                               Remaining          Average                           Average
    Exercise              Number          Contractual         Exercise           Number         Exercise
     Prices            Outstanding      Life (In Years)        Price          Exercisable        Price
-------------------------------------------------------------------------------------------------------------
    $.01 to $2.00        1,450,602           2.51          $     1.15          1,450,602     $     1.15

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 1999 and 1998
--------------------------------------------------------------------------------

Note 7.   Major Customers

Product sales revenue for the years ended June 30, 1999 and 1998, include sales to two major customers, each of which accounted for greater than 10% of the total sales of the Company. A summary of sales to these customers during the years ended June 30, 1999 and 1998, and accounts receivable from these customers at June 30, 1999 and 1998, is as follows:

                                               1999                                     1998
                              ---------------------------------------   -------------------------------------
                                                       Accounts                                 Accounts
              Customer              Sales             Receivable             Sales             Receivable
          ------------------  ---------------------------------------   -------------------------------------
          Company A            $      7,909,000     $        817,000    $      8,309,000    $      1,845,600
          Company B                   6,290,000              753,000           7,331,700             829,900
                              ---------------------------------------   -------------------------------------
                               $     14,199,000     $      1,570,000    $     15,640,700    $      2,675,500
                              =======================================   =====================================

Sales to Company A are made under a private label/distribution agreement wherein Company A became the exclusive distributor of certain products for an initial term of five years, which expires in 2001.

Note 8.   Major Suppliers

The Company currently purchases a significant portion of raw materials from two suppliers. However, management believes that several other suppliers could provide similar materials on comparable terms without significantly impacting shipping or sales.

Note 9.   Leases

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

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 1999 and 1998
--------------------------------------------------------------------------------

Future minimum lease payments under capital leases and significant noncancelable operating leases, with remaining terms of one year or more, are as follows at June 30, 1999:


                                                            Capital           Operating
                                                            Leases              Leases
                                                       -----------------------------------
     2000                                              $       43,000    $        826,000
     2001                                                      18,000             789,000
     2002                                                      14,000             147,000
     2003                                                       8,000               4,000
                                                       -----------------------------------
                                                               83,000    $      1,766,000
                                                                        ==================
Less amount representing interest                               8,000
                                                       ---------------
Present value of future minimum lease payments                 75,000
Less current maturities                                        39,000
                                                       ===============
                                                       $       36,000
                                                       ===============

Rent expense under operating leases for the years ended June 30, 1999 and 1998 approximated $770,000 and $416,000, respectively.

Note 10.   Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance of $11.6 million and $11.1 million has been recognized at June 30, 1999 and 1998, respectively, to reflect the estimated amount of operating loss carryforwards and temporary differences which may not be realized, due to the absence of sustained profitability of the Company. The approximate effect of carryforwards and temporary differences that give rise to deferred tax assets and liabilities at June 30, 1999 and 1998, is as follows:

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                                             1999                 1998
                                                                      -----------------------------------------
         Deferred tax assets:
            Allowance for doubtful accounts                            $           47,000    $               -
            Inventory reserves                                                    242,000              298,000
            Capitalization of inventory costs                                     542,000                    -
            Reserve for losses on assets of discontinued
               operations                                                               -              233,000
            Severance accrual                                                     316,000                    -
            Vacation accruals                                                     112,000               49,000
            Research and development credit carryforwards                         126,000              160,000
            Other                                                                       -               36,000
            Net operating loss carryforwards                                   10,279,000           10,306,000
                                                                      -----------------------------------------
                    Total deferred tax assets                                  11,664,000           11,082,000
         Valuation allowance                                                  (11,664,000)         (11,082,000)
                                                                      =========================================
                    Net deferred tax assets                            $                -  $                 -
                                                                      =========================================

The 1999 and 1998 provision for income taxes is comprised solely of currently payable state taxes.

Income (loss) from continuing operations before income taxes consists of:

                                                   1999               1998
                                          --------------------------------------
            Domestic                      $       (444,000)     $     3,236,000
            Foreign                               (680,000)                   -
                                          --------------------------------------
                                          $     (1,124,000)     $     3,236,000
                                          ======================================

A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income (loss) from continuing operations before taxes) to the provision for income taxes as reported in the consolidated statements of operations is as follows:

                                                                  1999                           1998
                                                      ------------------------------------------------------------
     Provision (benefit) for income taxes at
        statutory Federal rate                         $       (382,000)     (34)%    $       1,100,000       34%
     Increase (decrease) resulting from:
        State corporation income tax, net of
           federal tax benefit                                    25,000        2%              143,000        5%
        (Decrease) increase in valuation
           allowance for deferred taxes                          582,000       52%          (1,083,000)     (34)%
                                                      ------------------------------------------------------------
                Provision for income taxes             $         225,000       20%    $         160,000        5%
                                                      ============================================================

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 1999 and 1998
--------------------------------------------------------------------------------

At June 30, 1999, the Company has Federal and state net operating loss carryforwards for income tax purposes, which expire as follows:

                                     Federal                                  State
                          --------------------------------          -----------------------------
                              Year           Amount                    Year         Amount
                          --------------------------------          -----------------------------
                              2002        $       787,000              2000     $      2,254,000
                              2003              1,841,000              2001            2,119,000
                              2004              1,859,000              2002            1,732,000
                              2005              2,841,000              2004              370,000
                                                                               ------------------
                              2006              4,669,000                       $      6,475,000
                                                                               ==================
                              2007              3,237,000
                              2008              1,956,000
                              2009              3,120,000
                              2010              2,497,000
                              2011              2,619,000
                              2019                893,000
                                       -------------------
                                       $       26,319,000
                                       ===================

Also, the Company has foreign net operating loss carryforwards of $3,011,000, which will not expire.

In addition, the Company has tax credit carryforwards available to offset future taxable income aggregating approximately $126,000 which expire in various amounts from 2000 through 2008.

Note 11.   Commitments and Contingencies

401(K) Plan
-----------

During the years ended June 30, 1999 and 1998, Company contributions to its 401(k) profit sharing and savings plan approximated $74,000 and $56,000, respectively.

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 1999 and 1998
--------------------------------------------------------------------------------

Litigation
----------

There are various lawsuits and claims, arising in the ordinary course of business, pending against the Company. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Note 12.   Discontinued Operations

In April 1997, the Company decided to discontinue the operations of Wright, and on June 5, 1997, the Company ceased the operations of Wright. At June 30, 1998, the Company had sold substantially all of the machinery, equipment and inventory of Wright. As of June 30, 1999, the Company had sold the remaining assets of Wright and did not recognize any significant gains or losses from those transactions.

At June 30, 1998, the assets and liabilities of Wright consisted of the following:

                                                                                          1998
                                                                                    -----------------
               Assets
                  Property and equipment                                             $       879,000
                  Less adjustment for write-down to estimated
                     realizable value                                                      (579,000)
                                                                                    -----------------
                                                                                             300,000
               Liabilities
                  Estimated losses from disposal of segment                                   90,000
                                                                                    -----------------
                  Net assets of Wright                                               $       210,000
                                                                                    =================

In conjunction with the sale of Wright inventory, the Company received a note receivable of $325,000 and a warrant to purchase up to 15% of the buyer's fully-diluted equity for $315,000. The warrant is currently exercisable and expires on June 30, 2003. During the year ended June 30, 1999, the Company provided a reserve for the note receivable balance.

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 1999 and 1998
--------------------------------------------------------------------------------

Note 13.   Operating Segments

The Company is engaged principally in one line of business, the development, manufacturing and marketing of products utilizing the properties exhibited by shape memory alloys, which represents more than 95% of consolidated revenues. The following table presents information about the Company by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of United States export sales. For the year ended June 30, 1998, there were no European operations, and therefore, the table does not include any information by geographic areas for fiscal 1998.

                      1999               United States        Europe         Consolidated
                      ----             ------------------------------------------------------
               Total revenues          $    17,912,000    $   974,000    $     18,886,000
               Operating loss                 (366,000)      (731,000)         (1,097,000)
               Identifiable assets          12,375,000      6,449,000          18,824,000

See Note 7 for sales to major customers.

Note 14.   Severance

During the fourth quarter of the year ended June 30, 1999, the Company terminated six employees and thereafter entered into various severance agreements with such employees. These employees held management positions while employed at the Company. For the year ended June 30, 1999, $784,000 was charged to operations and is included in accrued expenses in the accompanying consolidated financial statements relating to these benefits.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1-Election of Directors," "-Executive Officers of the Company" and "-Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 1999.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1 -- Election of Directors -Compensation of Directors" and "-Executive Compensation" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 1999.

ITEM 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the section entitled "Proposal No. 1 -- Election of Directors-Certain Relationships and Transactions" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 1999.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

                                 EXHIBIT INDEX

=====================================================================================================
Exhibit
Number                                   Description of Exhibit
-------                       -------------------------------------------
-----------------------------------------------------------------------------------------------------
3.1          Certificate of Incorporation of the Company, as amended                              (9)
-----------------------------------------------------------------------------------------------------

3.2          By-Laws of the Company, as amended                                                   (7)
-----------------------------------------------------------------------------------------------------

3.3          Amendment Number 1 to By-Laws of the Company, as amended                            (11)
-----------------------------------------------------------------------------------------------------

10.1         Lease Agreement, dated January 24, 1991 between the Company and Brookfield           (1)
             Commerce relating to 57 Commerce Drive, Brookfield, CT
------------------------------------------------------------------------------------------------------

10.2         Employment Agreement, dated September 24, 1993, between the Company and James        (2)
             G. Binch
------------------------------------------------------------------------------------------------------

10.3         Employee Non-Disclosure agreement, dated as of October 18, 1994, between the         (3)
             Company and James G. Binch
------------------------------------------------------------------------------------------------------

10.4         Convertible Subordinated Debenture Purchase Agreement, dated as of December          (7)
             22, 1994, between the Company and CII
-------------------------------------------------------------------------------------------------------

10.5         First Amendment to Convertible Subordinated Debenture Purchase Agreement,            (4)
             dated October 11, 1995, between the Company and CII
-------------------------------------------------------------------------------------------------------

10.6         First Addendum to Convertible Subordinated Debenture, dated October 11, 1995,        (4)
             made by the Company and agreed to by CII
-------------------------------------------------------------------------------------------------------

10.7         First Addendum to Stock Subscription Warrant (re: Warrant No. 94-4), dated           (4)
             October 11, 1995, made by the Company and agreed to by CII
-------------------------------------------------------------------------------------------------------

10.8         First Addendum to Stock Subscription Warrant (re: Warrant No. 94-5), dated           (4)
             October 11, 1995, made by the Company and agreed to by CII
------------------------------------------------------------------------------------------------------

10.9         Employment Agreement, dated as of November 7, 1995, between the Company and          (5)
             William H. Morton, Jr.
-------------------------------------------------------------------------------------------------------

10.10        Second Amendment to Convertible Subordinated Debenture Purchase Agreement,           (7)
             dated as of June 28, 1996, between the Company and CII
-------------------------------------------------------------------------------------------------------

10.11        Amended and Restated Class I Warrant Certificate (Warrant Certificate No.            (7)
             94-4A) issued by the Company to CII
-------------------------------------------------------------------------------------------------------

10.12        Amended and Restated Class II Warrant Certificate (Warrant Certificate No.           (7)
             94-5A) issued by

=======================================================================================================
Exhibit
Number                                   Description of Exhibit
-------                            -----------------------------------
-------------------------------------------------------------------------------------------------------
             the Company to CII
-------------------------------------------------------------------------------------------------------

10.13        Sublease, dated as of June 28, 1996, between the Company and Raychem                 (6)
             Corporation
-------------------------------------------------------------------------------------------------------

10.14        Amendment to Lease Agreement between the Company and Brookfield Commerce             (7)
             relating to 57 Commerce Drive, Brookfield, CT.
-------------------------------------------------------------------------------------------------------

10.15        Warrant Cert. No. 96-5, dated as of July 15, 1996, issued to Dawn M. Morton          (7)
-------------------------------------------------------------------------------------------------------

10.16        Letter Agreement, dated June 26, 1996, between the Company and James Proft           (7)
-------------------------------------------------------------------------------------------------------

10.17        Employee Agreement on Inventions and Patents, between the Company and James          (7)
             G. Binch
------------------------------------------------------------------------------------------------------

10.18        Memry Corporation Stock Option Plan, as amended                                      (8)
------------------------------------------------------------------------------------------------------

10.19        Form of Nontransferable Incentive Stock Option Agreement under the 1994 Plan         (8)
------------------------------------------------------------------------------------------------------

10.20        Form of Nontransferable Non-Qualified Stock Option Agreement under the 1994          (8)
             Plan
------------------------------------------------------------------------------------------------------

10.21        Amended and Restated Time-Lock Supply Agreement, dated as of February 19,            (9)
             1997, and effective as of December 20, 1996, between the Company and Raychem
             Corporation
------------------------------------------------------------------------------------------------------

10.22        Amended and Restated Private Label/Distribution Agreement, dated as of               (9)
             February 19, 1997, and effective as of December 20, 1996, between the Company and Raychem Corporation*
------------------------------------------------------------------------------------------------------

10.23        Memry Corporation's 1997 Long Term Incentive Plan, as amended                       (10)
------------------------------------------------------------------------------------------------------

10.24        Form of Nontransferable Incentive Stock Option Agreement under the 1997 Plan        (10)
------------------------------------------------------------------------------------------------------

10.25        Employment Agreement, dated as of the 29th day of October, 1997, between            (10)
             Thomas D. Carey and the Company
------------------------------------------------------------------------------------------------------

10.26        Letter Agreement, dated December 23, 1997, between James G. Binch and the           (10)
             Company relating to the exchange of a promissory note for the Company's
             Common Stock
------------------------------------------------------------------------------------------------------

10.27        Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement,        (11)
             dated June 30, 1998, between the Company and Webster Bank
------------------------------------------------------------------------------------------------------

10.28        Revolving Loan Note, dated June 30, 1998, by the Company in favor of Webster        (11)
             Bank in principal amount of $3,000,000
------------------------------------------------------------------------------------------------------

10.29        Term Loan Note, dated June 30, 1998, by the Company in favor of Webster Bank        (11)
             in principal amount of $500,000
-----------------------------------------------------------------------------------------------------

10.30        Equipment Loan Note, dated June 30, 1998, by the Company in favor of Webster        (11)
             Bank in principal amount of $750,000
-----------------------------------------------------------------------------------------------------

10.31        Amendment of Sublease, dated March 26, 1998, between Raychem Corporation and        (11)
             Memry Corporation

====================================================================================================
Exhibit
Number                                   Description of Exhibit
-------                        -----------------------------------------
----------------------------------------------------------------------------------------------------
10.32        Stock Purchase Agreement, dated October 30, 1998, by and among Memry               (12)
             Holdings, S.A. and the Shareholders of Advanced Metals and Technologies, N.V.
----------------------------------------------------------------------------------------------------

10.33        Separation Agreement, dated as of August 17, 1999, between Memry Corporation and   (13)
             William H. Morton
----------------------------------------------------------------------------------------------------

10.34        Letter Agreement, dated February 2, 1999, from Memry Corporation to James L.       (13)
             Proft
----------------------------------------------------------------------------------------------------

10.35        Letter Agreement, dated July 12, 1999, from Memry Corporation to Tom Carey         (13)
----------------------------------------------------------------------------------------------------

10.36        Letter Agreement, dated March 18, 1999, from Memry Corporation to Robert J.        (13)
             Thatcher
----------------------------------------------------------------------------------------------------

10.37        Letter Agreement, dated July 19, 1999, between Memry Corporation and Robert P.     (13)
             Belcher
----------------------------------------------------------------------------------------------------

10.38        Letter Agreement, dated July 20, 1999, between Memry Corporation and Joe           (13)
             Pasqualucci
----------------------------------------------------------------------------------------------------

21.2         Information regarding Subsidiaries                                                 (13)
----------------------------------------------------------------------------------------------------

27           Financial Data Schedule                                                            (13)
====================================================================================================

____________________

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

(5) Incorporated by reference to the Company's Annual Report on Form 10-QSB for the fiscal quarter ended September 30, 1995.

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed July 15, 1996.

(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, as amended.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1996.

(9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, as amended.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1997.


(11) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

(12) Incorporated by reference to the Company's Current Report on Form 8-K filed November 12, 1998.

(13)   Filed herewith.

* Subject to a confidential treatment request.

___________________________
(b)   Reports on Form 8-K

   None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MEMRY CORPORATION

Date: September 27, 1999                     By: /s/ James G. Binch
                                             -------------------------------
                                             James G. Binch
                                             CEO and Chairman of the Board
                                             (Principal Executive Officer)

                                             By: /s/ Robert P. Belcher
                                                ----------------------------
                                             Robert P. Belcher
                                             (Principal Accounting Officer)

 ursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                     Tile                Date
---------                     -----               ----

/s/ James G. Binch            Director            September 27, 1999
---------------------------
James G. Binch

/s/ Patrick Cleary            Director            September 27, 1999
---------------------------
Patrick Cleary

/s/ Kempton J. Coady, III     Director            September 27, 1999
---------------------------
Kempton J. Coady, III

/s/ Jack Halperin             Director            September 27, 1999
---------------------------
Jack Halperin

/s/ W. Andrew Krusen, Jr.     Director            September 27, 1999
---------------------------
W. Andrew Krusen, Jr.

/s/ John A. Morgan            Director            September 27, 1999
---------------------------
John A. Morgan

/s/ Robert J. Thatcher        Director            September 27, 1999
---------------------------
Robert J. Thatcher

                                 EXHIBIT INDEX

=====================================================================================================
Exhibit
Number                                   Description of Exhibit
-------                       -------------------------------------------
-----------------------------------------------------------------------------------------------------
3.1          Certificate of Incorporation of the Company, as amended                              (9)
-----------------------------------------------------------------------------------------------------

3.2          By-Laws of the Company, as amended                                                   (7)
-----------------------------------------------------------------------------------------------------

3.3          Amendment Number 1 to By-Laws of the Company, as amended                            (11)
-----------------------------------------------------------------------------------------------------

10.1         Lease Agreement, dated January 24, 1991 between the Company and Brookfield           (1)
             Commerce relating to 57 Commerce Drive, Brookfield, CT
------------------------------------------------------------------------------------------------------

10.2         Employment Agreement, dated September 24, 1993, between the Company and James        (2)
             G. Binch
------------------------------------------------------------------------------------------------------

10.3         Employee Non-Disclosure agreement, dated as of October 18, 1994, between the         (3)
             Company and James G. Binch
------------------------------------------------------------------------------------------------------

10.4         Convertible Subordinated Debenture Purchase Agreement, dated as of December          (7)
             22, 1994, between the Company and CII
-------------------------------------------------------------------------------------------------------

10.5         First Amendment to Convertible Subordinated Debenture Purchase Agreement,            (4)
             dated October 11, 1995, between the Company and CII
-------------------------------------------------------------------------------------------------------

10.6         First Addendum to Convertible Subordinated Debenture, dated October 11, 1995,        (4)
             made by the Company and agreed to by CII
-------------------------------------------------------------------------------------------------------

10.7         First Addendum to Stock Subscription Warrant (re: Warrant No. 94-4), dated           (4)
             October 11, 1995, made by the Company and agreed to by CII
-------------------------------------------------------------------------------------------------------

10.8         First Addendum to Stock Subscription Warrant (re: Warrant No. 94-5), dated           (4)
             October 11, 1995, made by the Company and agreed to by CII
------------------------------------------------------------------------------------------------------

10.9         Employment Agreement, dated as of November 7, 1995, between the Company and          (5)
             William H. Morton, Jr.
-------------------------------------------------------------------------------------------------------

10.10        Second Amendment to Convertible Subordinated Debenture Purchase Agreement,           (7)
             dated as of June 28, 1996, between the Company and CII
-------------------------------------------------------------------------------------------------------

10.11        Amended and Restated Class I Warrant Certificate (Warrant Certificate No.            (7)
             94-4A) issued by the Company to CII
-------------------------------------------------------------------------------------------------------

10.12        Amended and Restated Class II Warrant Certificate (Warrant Certificate No.           (7)
             94-5A) issued by the Company to CII

                                 EXHIBIT INDEX

=======================================================================================================
Exhibit
Number                                   Description of Exhibit
-------                            -----------------------------------
-------------------------------------------------------------------------------------------------------
10.13        Sublease, dated as of June 28, 1996, between the Company and Raychem                 (6)
             Corporation
-------------------------------------------------------------------------------------------------------

10.14        Amendment to Lease Agreement between the Company and Brookfield Commerce             (7)
             relating to 57 Commerce Drive, Brookfield, CT.
-------------------------------------------------------------------------------------------------------

10.15        Warrant Cert. No. 96-5, dated as of July 15, 1996, issued to Dawn M. Morton          (7)
-------------------------------------------------------------------------------------------------------

10.16        Letter Agreement, dated June 26, 1996, between the Company and James Proft           (7)
-------------------------------------------------------------------------------------------------------

10.17        Employee Agreement on Inventions and Patents, between the Company and James          (7)
             G. Binch
------------------------------------------------------------------------------------------------------

10.18        Memry Corporation Stock Option Plan, as amended                                      (8)
------------------------------------------------------------------------------------------------------

10.19        Form of Nontransferable Incentive Stock Option Agreement under the 1994 Plan         (8)
------------------------------------------------------------------------------------------------------

10.20        Form of Nontransferable Non-Qualified Stock Option Agreement under the 1994          (8)
             Plan
------------------------------------------------------------------------------------------------------

10.21        Amended and Restated Time-Lock Supply Agreement, dated as of February 19,            (9)
             1997, and effective as of December 20, 1996, between the Company and Raychem
             Corporation
------------------------------------------------------------------------------------------------------

10.22        Amended and Restated Private Label/Distribution Agreement, dated as of               (9)
             February 19, 1997, and effective as of December 20, 1996, between the Company and Raychem Corporation*
------------------------------------------------------------------------------------------------------

10.23        Memry Corporation's 1997 Long Term Incentive Plan, as amended                       (10)
------------------------------------------------------------------------------------------------------

10.24        Form of Nontransferable Incentive Stock Option Agreement under the 1997 Plan        (10)
------------------------------------------------------------------------------------------------------

10.25        Employment Agreement, dated as of the 29th day of October, 1997, between            (10)
             Thomas D. Carey and the Company
------------------------------------------------------------------------------------------------------

10.26        Letter Agreement, dated December 23, 1997, between James G. Binch and the           (10)
             Company relating to the exchange of a promissory note for the Company's
             Common Stock
------------------------------------------------------------------------------------------------------

10.27        Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement,        (11)
             dated June 30, 1998, between the Company and Webster Bank
------------------------------------------------------------------------------------------------------

10.28        Revolving Loan Note, dated June 30, 1998, by the Company in favor of Webster        (11)
             Bank in principal amount of $3,000,000
------------------------------------------------------------------------------------------------------

10.29        Term Loan Note, dated June 30, 1998, by the Company in favor of Webster Bank        (11)
             in principal amount of $500,000
-----------------------------------------------------------------------------------------------------

10.30        Equipment Loan Note, dated June 30, 1998, by the Company in favor of Webster        (11)
             Bank in principal amount of $750,000
-----------------------------------------------------------------------------------------------------

10.31        Amendment of Sublease, dated March 26, 1998, between Raychem Corporation and        (11)
             Memry Corporation

                                 EXHIBIT INDEX

====================================================================================================
Exhibit
Number                                   Description of Exhibit
-------                        -----------------------------------------
----------------------------------------------------------------------------------------------------
10.32        Stock Purchase Agreement, dated October 30, 1998, by and among Memry               (12)
             Holdings, S.A. and the Shareholders of Advanced Metals and Technologies, N.V.
----------------------------------------------------------------------------------------------------

10.33        Separation Agreement, dated as of August 17, 1999, between Memry Corporation and   (13)
             William H. Morton
----------------------------------------------------------------------------------------------------

10.34        Letter Agreement, dated February 2, 1999, from Memry Corporation to James L.       (13)
             Proft
----------------------------------------------------------------------------------------------------

10.35        Letter Agreement, dated July 12, 1999, from Memry Corporation to Tom Carey         (13)
----------------------------------------------------------------------------------------------------

10.36        Letter Agreement, dated March 18, 1999, from Memry Corporation to Robert J.        (13)
             Thatcher
----------------------------------------------------------------------------------------------------

10.37        Letter Agreement, dated July 19, 1999, between Memry Corporation and Robert P.     (13)
             Belcher
----------------------------------------------------------------------------------------------------

10.38        Letter Agreement, dated July 20, 1999, between Memry Corporation and Joe           (13)
             Pasqualucci
----------------------------------------------------------------------------------------------------

21.2         Information regarding Subsidiaries                                                 (13)
----------------------------------------------------------------------------------------------------

27           Financial Data Schedule                                                            (13)
====================================================================================================

____________________

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

(5) Incorporated by reference to the Company's Annual Report on Form 10-QSB for the fiscal quarter ended September 30, 1995.

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed July 15, 1996.

(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, as amended.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1996.

(9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, as amended.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1997.


(11) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

(12) Incorporated by reference to the Company's Current Report on Form 8-K filed November 12, 1998.

(13)   Filed herewith.

* Subject to a confidential treatment request.