Form 10QSB
period 1999-09-30
MEMRY CORP
filed 1999-11-15
CIK 720896

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

                                  (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                             _____________________
                For the quarterly period ended September 30,1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                       For the transition period from to
                             _____________________
                         Commission File Number 0-14068
                             _____________________

                               Memry Corporation
                             _____________________

       (Exact name of small business issuer as specified in its charter)

           Delaware                                        06-1084424
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization

                57 Commerce Drive, Brookfield, Connecticut 06804
                    (Address of principal executive offices)
                                 (203) 740-7311
                             _____________________

                          (Issuer's telephone number)

          Check whether the issuer (1) filed all reports required to be filed by
Section  13 or 15(d) of the Exchange Act during the past 12   months (or for
such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing   requirements for the past 90 days. Yes X
No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of November 8, 1999 20,860,289
shares   of the registrant's common stock, par value $.01 per share, were issued and outstanding.

           Transitional Small Business Disclosure Format (check one):

                  Yes
                  No X

                                     INDEX


PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited):

 Condensed Consolidated Balance Sheets as of September 30, 1999 and June  30,
 1999

 Condensed Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998

 Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1999 and 1998

 Notes to the Condensed Consolidated Financial Statements

ITEM 2. Management's discussion and analysis of financial condition and results of operations

PART II-OTHER INFORMATION

ITEM 2.  Changes in Securities

ITEM 6.  Exhibits and Reports on Form 8-K

                       Memry Corporation & Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                   September 30,     June 30,
                                                        1999           1999
                                                  --------------  -------------
ASSETS
Current Assets
Cash and cash equivalents                          $    570,000   $  1,191,000
Accounts receivable, less allowance for doubtful
  accounts                                            2,552,000      2,238,000
Inventories (Note B)                                  3,135,000      3,182,000
Prepaid expenses and other current assets                49,000         21,000
Income tax receivable                                    89,000         89,000
                                                   ------------   ------------
  Total current assets                                6,395,000      6,721,000
                                                   ------------   ------------
Property, Plant and Equipment                         8,683,000      8,007,000
Less accumulated depreciation                        (2,978,000)    (2,691,000)
                                                   ------------   ------------
                                                      5,705,000      5,316,000
                                                   ------------   ------------
Other Assets
Patents and patent rights, less accumulated
  amortization                                        1,569,000      1,605,000
Goodwill, less accumulated
  amortization                                        4,438,000      4,465,000
Deferred financing costs, less accumulated
  amortization                                           25,000         29,000
Deposits                                                 44,000         46,000
                                                   ------------   ------------
                                                      6,076,000      6,145,000
                                                   ------------   ------------
  Total assets                                     $ 18,176,000   $ 18,182,000
                                                   ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses            $  2,954,000   $  2,662,000
  Notes payable                                       2,726,000      2,571,000
  Acquisition liability                               1,046,000      1,046,000
  Current maturities of capital lease obligations        31,000         39,000
                                                   ------------   ------------
  Total current liabilities                           6,757,000      6,318,000
                                                   ============   ============
Capital lease obligations, less current maturities       36,000         36,000
Notes payable, less current maturities                  790,000        862,000
                                                   ------------   ------------
  Total Liabilities                                   7,583,000      7,216,000
                                                   ------------   ------------
Stockholders' Equity
Common stock                                            208,000        208,000
Additional paid-in capital                           43,891,000     43,832,000
Accumulated deficit                                 (33,026,000)   (32,544,000)
Accumulated other comprehensive loss:
  Foreign currency translation adjustment              (480,000)      (530,000)
                                                   ------------   ------------
Total stockholders' equity                           10,593,000     10,966,000
                                                   ------------   ------------
Total liabilities and stockholders' equity         $ 18,176,000   $ 18,182,000
                                                   ============   ============

                        Memry Corporation & Subsidiaries
                     Consolidated Statements of Operations
             For the Three Months Ended September 30, 1999 and 1998
                                  (Unaudited)

                                                          1999         1998
Revenues                                               ----------   ----------
  Product Sales                                        $4,689,000   $4,825,000
  Research and development                                202,000       28,000
                                                       ----------   ----------
                                                        4,891,000    4,853,000

Cost of revenues
  Manufacturing                                         3,166,000    2,415,000
  Research and development                                 60,000       39,000
                                                       ----------   ----------
                                                        3,226,000    2,454,000

     Gross Profit                                       1,665,000    2,399,000

Operating expenses
  General, selling and administration                   1,995,000    1,530,000
  Depreciation and amortization                           120,000       69,000
                                                       ----------   ----------
                                                        2,115,000    1,599,000
                                                       ----------   ----------
     Operating Income (Loss)                             (450,000)     800,000
                                                       ----------   ----------

Other income (expense)
  Interest (expense)                                      (64,000)     (14,000)
  Interest income                                           1,000       21,000
  Other Income                                             41,000        2,000
                                                       ----------   ----------
                                                          (22,000)       9,000

     Income (loss) from operations before income taxes   (472,000)     809,000

Provision for income taxes                                 10,000      112,000
                                                       ----------   ----------
     Net income (Loss)                                 $ (482,000)  $  697,000
                                                       ==========   ==========

Basic Earnings Per Share:                                  $(0.02)       $0.03
Diluted Earnings Per Share:                                $(0.02)       $0.03

                        Memry Corporation & Subsidiaries
                Consolidated Statements of Comprehensive Income
             For the Three Months Ended September 30, 1999 and 1998
                                  (Unaudited)



                                      Three Months   Three Months
                                         Ended          Ended
                                       9/30/1999      9/30/1998
                                       ==========     ==========
Net Income (Loss)                      $ (482,000)    $  697,000

Other Comprehensive Income (Loss)
 Foreign Currency Translation
    Adjustments, net of tax                50,000              0
                                       ----------     ----------
Comprehensive Income (Loss)             ($432,000)    $  697,000
                                       ==========     ==========

                        Memry Corporation & Subsidiaries
                     Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 1999 and 1998
                                  (Unaudited)

                                                                                     1999          1998
                                                                                 -----------  ------------
Cash Flows From Operating Activities
 Net Income (Loss)                                                               $ (482,000)  $   697,000
 Adjustments to reconcile net income (loss) to net cash
    provided by  (used in) operating activities:
      Depreciation and amortization                                                 445,000       195,000
      Compensation paid by issuance of common stock                                  31,000        11,000
      Change in operating assets and liabilities:
         (Increase) decrease in accounts receivable                                (324,000)      763,000
         Decrease (increase) in inventories                                          58,000      (381,000)
         (Increase) in prepaid expenses and other assets                             (8,000)     (169,000)
         Increase (decrease) in accounts payable and accrued expenses               258,000    (1,065,000)
                                                                                 ----------   -----------
            Net cash provided by (used in) by operating activities                  (22,000)       51,000

Cash Flows from Investing Activities
 Purchases of property, plant and equipment                                        (656,000)     (197,000)
                                                                                 ----------   -----------
            Net cash used in investing activities                                  (656,000)     (197,000)

Cash Flows from Financing Activities
 Proceeds from issuance of common stock,net                                          27,000        15,000
 Net increase (decrease) in revolving loans payable                                 147,000      (180,000)
 Principal payments on notes payable                                                (83,000)      (21,000)
 Principal payments on capital lease obligations                                     (8,000)       (8,000)
                                                                                 ----------   -----------
            Net cash provided by (used in) financing activities                      83,000      (194,000)
                                                                                 ----------   -----------

Effect of foreign currency exchange rate changes on cash and cash equivalents       (26,000)            -
                                                                                 ----------

 (Decrease) in cash and cash equivalents                                           (621,000)     (340,000)

Cash and cash equivalents, beginning of period                                    1,191,000     1,189,000
                                                                                 ----------   -----------

Cash and cash equivalents, end of period                                         $  570,000   $   849,000
                                                                                 ==========   ===========

                        MEMRY CORPORATION & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
Note A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000 ("fiscal 2000"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended June 30, 1999 ("fiscal 1999") of Memry Corporation (the "Company").

Note B. INVENTORIES

Inventories at September 30, 1999 and June 30, 1999, are summarized as follows:

                                 September 30, 1999   June 30, 1999
                                  ----------------     -----------
Raw Materials                        $1,302,000        $  690,000
Work-in-process                       1,265,000         1,789,000
Finished goods                        1,169,000         1,304,000
Allowance for slow-moving
   and obsolete inventory             (601,000)         (601,000)
                                     ----------        ----------
                                     $3,135,000        $3,182,000
                                     ==========        ==========

Note C. EARNINGS PER SHARE

Basic earnings (loss) per share amounts are computed by dividing income (loss) from operations by the weighted-average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from operations.

  For the periods presented, there were no items which changed the income (loss) from operations as presented in the consolidated statements of operations and the amounts used to compute basic and diluted earnings (loss) per share. The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings (loss) per share. For the period ended September 30, 1999, common stock equivalents have been excluded from the computation of the net loss per share because inclusion of such equivalents is antidilutive.



                                                    Three Months  Three Months
                                                       Ended         Ended
                                                    ------------  ------------
Weighted average number of basic shares outstanding 20,855,000 19,951,000 Effect of dilutive securities:
      Warrants                                                 -     1,062,000
       Options                                                 -       535,000
                                                    ------------    ----------
Weighted average number of fully diluted shares
   outstanding                                        20,855,000    21,548,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results. Certain statements under this caption may constitute "forward-looking statements". See Part II - "Other Information".

(a) RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 compared to three months ended September 30,1998

Revenues. Revenues from operations increased 1% to $4,891,000 for the first three months of fiscal year 2000 from $4,853,000 during the same period in fiscal 1999. Revenues of Memry Europe, which was purchased in October of 1998, contributed approximately $350,000 to consolidated revenue in the first three months of fiscal year 2000, which offset the decline in revenue primarily attributable to reduced tube sales in the Company's west coast operation. Memry expects revenues to increase in future quarters.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) increased to $3,226,000 for the three months ended September 30, 1999 from $2,454,000 during the same three-month period in fiscal 1999. Of this increase, approximately $290,000 was attributable to the additional sales contributed by the Memry Europe acquisition. During the first quarter, the company's gross margin from sales decreased to 34% in fiscal 2000 from 49% in fiscal 1999. This decrease was primarily due to the reduction in sales of high margin medical tubes and increased costs attributable to additional engineering and expenses associated with maintaining and improving the efficiency and effectiveness of Memry's west coast operation.

General, selling and administrative expenses (excluding amortization) increased $465,000 or 30%, to $1,995,000 for the first quarter of fiscal 2000, as compared to $1,530,000 during the same period of fiscal 1999. This increase is primarily attributable to an increase in staffing in the Company's west coast operation and increased costs associated with the acquisition of the Company's European operation. The Company also witnessed a significant increase in non-cash depreciation and amortization expense due to the acquisition of both Memry
Europe and the assets of Wire Solutions, Inc.   The Company's depreciation and
amortization expense increased $51,000, or 74%, to $120,000 in the three months ended September 30, 1999 versus $69,000 in the three months ended September 30, 1998. Other income during the period decreased to $(22,000) from $9,000 during fiscal 1999, due primarily to an increase in interest expense attributable to a higher level of borrowing.

The Company recorded a provision for income taxes of $10,000 for the first three months of fiscal 2000 relative to a provision for income tax of $112,000 for the first three months of fiscal 1999 . The reduction in the provision for income taxes is attributable to the decline in income from operations from $809,000 in fiscal 1999 to $(472,000) in fiscal 2000.

Net Income/Loss. Primarily as a result of increases in Manufacturing Costs and General, Selling and Administrative expenses, the Company's net income decreased by $1,179,000 to a net loss of $(482,000) in the first three months of fiscal 2000 compared to net income of $697,000 for the first three months of fiscal 1999.


(b) LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company's cash and cash equivalents balance was $570,000, a decrease of $621,000 from $1,191,000 at the start of fiscal 2000. Cash used in operations was $22,000 for the three months ended September 30, 1999. Cash used in investing activities was $656,000, representing funds invested in property, plant, and equipment. During the three months ended September 30, 1999 cash provided by financing activities, consisting primarily of increased bank debt totaled $83,000. Working capital at September 30, 1999 was ($362,000), down from $403,000 at June 30, 1999.

Under the terms of the transaction whereby the Company purchased Memry Europe, Memry was obligated to pay up to an additional $1,046,000 in cash to the shareholders of Memry Europe on October 30, 1999, if the value of Memry shares on such date was below $5.55. On September 16, 1999, the Company signed an agreement to convert approximately $455,000 of the obligation to a term loan
which matures on June 30, 2000.   On October 29, 1999, the Company paid
approximately $258,000 to other former shareholders of Memry Europe. The Company has reached a verbal agreement with the holder of approximately $333,000 of the obligation to convert the obligation to a combination of common stock and warrants. There is no assurance that final agreement will be reached with the holder of this obligation, in which case the Company anticipates making the payment required out of available funds.

On June 30, 1998, the Company and Webster Bank entered into a Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement and related financing documents and agreements (the "Webster Facility"). Upon entering into the Webster Facility, the Company paid off all amounts outstanding under its prior credit facility with First Union National Bank. The Webster Facility includes a revolving loan, an equipment loan line of credit and a $500,000 term loan. The term loan is to be repaid in equal monthly installments of principal over its five-year term. The revolving loan provides for borrowings up to the lesser of (a) $3,000,000 or (b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory. The revolving loan requires the payment of a commitment fee equal to .25% per annum of the daily-unused portion of the revolving loan. The equipment loan line of credit provides for equipment financing up to the lesser of $750,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. On June 30, 1999, the Company converted $668,000 from the equipment line of credit into a term loan. The Company has the remaining option of converting amounts borrowed under the equipment line of credit to term loans on July 1, 2000 and 2001. At September 30, 1999, an aggregate of approximately $2,978,000 was outstanding under the Webster Facility. The Webster Facility is secured by substantially all of the Company's domestic assets.

On November 10, 1999, the Company and Webster Bank reached preliminary agreement on an amendment to the Webster Facility. Under the terms of the proposed agreement, the revolving loan will provide for borrowings up to the lesser of
(a) $5,000,000 or (b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,750,000 or 35% of eligible inventory. The equipment loan is amended to provide for equipment financing up to the lesser of $1,250,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. A new term loan in the amount of $1,000,000 will be provided with the understanding that not less than $500,000 of the term loan will be used to finance new machinery and equipment purchases. The other major provisions of the agreement remain unchanged. There is no assurance that final agreement will be reached on the amendment.

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

Memry Europe has a primary banking relationship with KBC Bank and Insurance Group of Belgium. As of September 30, 1999, an aggregate of approximately $330,000 was outstanding with KBC in short-term and long-term debt.

The Company has in the past grown through acquisitions (including the acquisition of Wire Solutions, Memry Europe and Raychem Corporation's nickel titanium product line). As part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company's existing businesses. The Company intends to use available cash from operations and authorized but unissued common stock to finance any such acquisitions. The Company does not currently, however, contemplate any additional material acquisitions for fiscal 2000.

The Company plans to spend between $2.0 and $3.0 million on capital expenditures during the fiscal year ending June 30, 2000, in order to handle its expected increased sales volume of SMA and superelastic materials. The Company expects that it will be able to pay for these expenditures through a combination of cash flow generated through operations, increased borrowings, and sale of stock.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if: (i) at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut (provided, however, that assets, revenues, employees, operations and bank accounts attributable to any entity acquired by the Company shall not be considered when determining if the Company has satisfied such requirements so long as such entity (1) was acquired in an arm's length transaction, (2) was not an affiliate of the Company and was not controlled by an affiliate of the Company prior to such acquisition, and (3) had been in existence and operating as a business for at least one year at the time of the acquisition); or (ii) the Company fails to keep the Registration Statement on Form S-2 that went effective on January 31, 1997 (the "Registration Statement"), covering the offer and sale by certain of the Company's shareholders (including CII) of up to 3,550,630 shares (including up to 3,041,963 shares beneficially owned at such time by CII) of the Company's common stock, in effect for an aggregate of 120 days during any rolling twelve month period during the three years which the Company is required to maintain the effectiveness of the Registration Statement. Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all the Company's Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company. Using $2.00 per share, which was above the market price for the Company's common stock on November 9, 1999, as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $4,330,000. To the extent that the current market value of the Company's common stock exceeds $2.00 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to insure that its operations do not move from Connecticut in a manner that would trigger CII's put, and the Company intends to cause the Registration Statement to be maintained in a manner that would prevent CII's put from being operative.

The Company believes that the combination of its borrowing facility, its ability to raise equity capital in the past and what it believes will be material net profits from operations during the last three quarters of fiscal 2000 will be sufficient to meet the Company's capital requirements during the remainder of the fiscal year.


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

ITEM 2.  CHANGES IN SECURITIES

On July 16,1999, the Company sold 18,000 shares of its common stock to Dominion Financial Group International, LDC ("DFGI"), upon the full exercise by DFGI of its warrant to purchase 18,000 shares of the Company's common stock at a price of $1.50 per share (an aggregate purchase price of $27,000). The offer and sale to DFGI was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number          Description of Exhibits
---------------         --------------------------
27                      Financial Data Schedule*



*Filed separately herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by undersigned, thereunto duly authorized.


                                  Memry Corporation

Date: November 12,  1999          /s/ James G.Binch
------------------------          ------------------------
                                  James G. Binch
                                  President, CEO, Treasurer and Chairman
                                  of the Board

Date: November 12,  1999          /s/ Robert P. Belcher
------------------------          --------------------------
                                  Robert P. Belcher
                                  Chief Financial Officer