Form 10QSB
period 1999-12-31
MEMRY CORP
filed 2000-02-14
CIK 720896

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

                                  (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

                                 ------------

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE EXCHANGE ACT OF 1934

                       For the transition period from to

                                 ------------

                        Commission File Number 0-14068

                                 ------------

                               Memry Corporation

                                 ------------
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

                                 ------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of February 7, 2000, 21,119,711 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

          Transitional Small Business Disclosure Format (check one):

       Yes
      No X

                                     INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited):

 Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30, 1999

 Condensed Consolidated Statements of Operations for the three and six months ended December 31, 1999 and 1998

 Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1999 and 1998

 Notes to the Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II OTHER INFORMATION

ITEM 2. Changes in Securities

ITEM 4. Submission of matters to a Vote of Security Holders

ITEM 6. Exhibits and Reports on Form 8-K

                        Memry Corporation & Subsidiary
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                               December 31,              June 30,
                                                                                   1999                    1999
                                                                                   ----                    ----
ASSETS

Current Assets
     Cash and cash equivalents                                                $  1,156,000            $  1,191,000
     Accounts receivable, less allowance for doubtful accounts                   3,452,000               2,238,000
     Inventories  (Note B)                                                       2,519,000               3,182,000
     Prepaid expenses and other current assets                                      69,000                  21,000
     Income tax receivable                                                          89,000                  89,000

         Total current assets                                                    7,285,000               6,721,000
                                                                              ------------            ------------

Property, Plant and Equipment                                                    9,005,000               8,007,000
     Less accumulated depreciation                                              (3,258,000)             (2,691,000)
                                                                              ------------            ------------
                                                                                 5,747,000               5,316,000

Other Assets
     Patents and patent rights, less accumulated amortization                    1,535,000               1,605,000
     Goodwill, less accumulated amortization                                     4,128,000               4,465,000
     Deferred financing costs, less accumulated amortization                        22,000                  29,000
     Deposits                                                                       73,000                  46,000
                                                                                 5,758,000               6,145,000
                                                                              ------------            ------------

          Total assets                                                        $ 18,790,000            $ 18,182,000
                                                                              ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                                    $  2,785,000            $  2,662,000
     Notes payable                                                               3,294,000               2,571,000
     Acquisition liability                                                               -               1,046,000
     Current maturities of capital lease obligations                                26,000                  39,000
                                                                              ------------            ------------
         Total current liabilities                                               6,105,000               6,318,000
                                                                              ============            ============

     Capital lease obligations, less current maturities                             33,000                  36,000
     Note Payable, less current maturities                                       1,711,000                 862,000
                                                                              ------------            ------------
              Total Liabilities                                                  7,849,000               7,216,000
                                                                              ------------            ------------

Stockholders' Equity
     Common stock                                                                  211,000                 208,000
     Additional paid-in capital                                                 44,320,000              43,832,000
     Accumulated deficit                                                       (32,872,000)            (32,544,000)
     Accumulated other comprehensive loss:
           Foreign currency translation adjustment                                (718,000)               (530,000)

     Total stockholders' equity                                                 10,941,000              10,966,000
                                                                              ------------            ------------

     Total liabilities and stockholders' equity                               $ 18,790,000            $ 18,182,000
                                                                              ============            ============

                        Memry Corporation & Subsidiary
                     Consolidated Statements of Operations
             For the Three Months Ended December 31, 1999 and 1998
                                  (Unaudited)

                                                            1999                  1998
                                                            -----                 ----
Revenues
     Product Sales                                       $ 5,853,000          $ 4,429,000
     Research and development                                281,000              284,000
                                                         -----------          -----------
                                                           6,134,000            4,713,000
                                                         -----------          -----------

Cost of revenues
     Manufacturing                                         3,727,000            3,021,000
     Research and development                                213,000               48,000
                                                         -----------          -----------
                                                           3,940,000            3,069,000
                                                         -----------          -----------

         Gross profit                                      2,194,000            1,644,000
                                                         -----------          -----------

Operating expenses
     General, selling and administration                   1,728,000            1,231,000
     Depreciation and amortization                           122,000               86,000
                                                         -----------          -----------
                                                           1,850,000            1,317,000
                                                         -----------          -----------

     Operating income                                        344,000              327,000

Other income (expense)
      Interest (expense)                                     (92,000)             (31,000)
      Interest income                                          8,000               33,000
      Other income                                           (96,000)               8,000
      Gain/Loss on disposal of assets                         (6,000)               9,000
                                                         -----------          -----------
                                                            (186,000)              19,000
                                                         ===========          ===========


     Income from operations before income taxes              158,000              346,000

Provision for income taxes                                     4,000               82,000

     Net income                                          $   154,000          $   264,000
                                                         ===========          ===========

Basic Earnings Per Share:                                $       .01          $       .01

Diluted Earnings Per Share:                              $       .01          $       .01

                        Memry Corporation & Subsidiary
                     Consolidated Statements of Operations
              For the Six Months Ended December 31, 1999 and 1998
                                  (Unaudited)

                                                             1999                    1998
                                                             -----                   ----
Revenues
     Product Sales                                       $ 10,542,000             $ 9,254,000
     Research and development                                 483,000                 312,000
                                                         ------------             -----------
                                                           11,025,000               9,566,000
                                                         ------------             -----------

Cost of revenues
     Manufacturing                                          6,893,000               5,436,000
     Research and development                                 273,000                  86,000
                                                         ------------             -----------
                                                            7,166,000               5,522,000
                                                         ------------             -----------

         Gross profit                                       3,859,000               4,044,000
                                                         ------------             -----------

Operating expenses
     General, selling and administration                    3,724,000               2,751,000
     Depreciation and amortization                            242,000                 157,000
                                                         ------------             -----------
                                                            3,966,000               2,908,000
                                                         ------------             -----------

     Operating income (loss)                                 (107,000)              1,136,000

Other income (expense)
      Interest (expense)                                     (155,000)                (46,000)
      Interest income                                           9,000                  48,000
      Other income                                            (55,000)                  8,000
      Gain/Loss on disposal of assets                          (6,000)                  9,000
                                                         ------------             -----------
                                                             (207,000)                 19,000
                                                         ============             ===========


     Income (loss) from operations before income taxes       (314,000)              1,155,000

Provision for income taxes                                     14,000                 194,000

     Net income (loss)                                   $   (328,000)            $   961,000
                                                         ============             ===========

Basic Earnings Per Share:                                        (.02)            $       .05

Diluted Earnings Per Share:                                      (.02)            $       .04

                       Memry Corporation & Subsidiaries
                Consolidated Statements of Comprehensive Income
     For the Three Months and Six Months Ended December 31, 1999 and 1998
                                  (Unaudited)

                                                 Three Months       Three Months       Six Months        Six Months
                                                    Ended               Ended             Ended             Ended
                                                 12/31/1999          12/31/1998        12/31/1999        12/31/1998
                                                 ===========        ============      ============      ===========
Net Income (Loss)                                 $ 154,000           $264,000           ($328,000)        $961,000

Other Comprehensive (Loss)
   Foreign Currency Translation
        Adjustments, net of tax                    (238,000)                 0            (188,000)               0
                                                -----------           --------           ---------         --------
Comprehensive Income (Loss)                        ($84,000)          $264,000           ($516,000)        $961,000
                                                ===========           ========           =========         ========

                        Memry Corporation & Subsidiary
                     Consolidated Statements of Cash Flows
              For the Six Months Ended December 31, 1999 and 1998
                                  (Unaudited)


                                                                                            1999                    1998
                                                                                           -----                    ----
Cash Flows From Operating Activities
     Net Income (loss)                                                                $ (328,000)              $ 961,000
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
       Depreciation and amortization                                                     902,000                 429,000
       Gain on disposal of assets                                                              -                 210,000
       Warrants issued for partial settlement of liability                                39,000                       -
       Compensation paid by issuance of common stock                                      62,000                       -
       Change in operating assets and liabilities:
         (Increase) Decrease in accounts receivable                                    (1,313,000)                125,000
         Decrease in notes receivable                                                          -                 525,000

         (Increase) decrease in inventories                                              653,000                (667,000)

         (Increase) decrease in prepaid expenses and other assets                          8,000                 (23,000)

         Increase (decrease) in accounts payable and accrued expenses                    165,000                (654,000)

         (Decrease) in unearned revenue                                                        -                  (1,000)
                                                                                         -------                 -------


                Net cash provided by operating activities                                188,000                 905,000
                                                                                         -------                 -------

Cash Flows from Investing Activities
     Purchases of property, plant and equipment                                       (1,132,000)             (2,125,000)
     Deposits                                                                                  -                   1,000
                                                                                      ----------              ----------

                Net cash used in investing activities                                 (1,132,000)             (2,124,000)

Cash Flows from Financing Activities
     Proceeds from issuance of common stock, net                                          55,000                  76,000

     Net increase in revolving loans payable                                              95,000               1,230,000

     Proceeds from (repayment of) notes payable                                        1,038,000                (240,000)
     Payments on Acquisition Obligations                                                (258,000)
     Principal payments on capital lease obligations                                     (16,000)                (15,000)
                                                                                         -------                 -------

                Net cash provided by financing activities                                914,000               1,051,000

Effect of foreign currency exchange rate changes on cash and cash equivalents             (5,000)                (14,000)
                                                                                          ------                 -------

      (Decrease) in cash and cash equivalents                                           (35,000)            (182,000)

Cash and cash equivalents, beginning of period                                        1,191,000            1,189,000

Cash and cash equivalents, end of period                                            $ 1,156,000          $ 1,007,000
                                                                                    ===========          ===========

Supplemental Schedule of Noncash Investing and Financing Activities
     Conversion portion of Acquisition Liability to Debt                                456,000
     Conversion portion of Acquisition Liability to Warrants                             39,000
     Conversion portion of Acquisition Liability to Common Stock                        333,000
-------------------------------------------------------------------------------------------------

Total Conversion Portion of Acquisition Liability                                       828,000

                        MEMRY CORPORATION & SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000 ("fiscal 2000"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended June 30, 1999 ("fiscal 1999") of Memry Corporation (the "Company").

Note B. INVENTORIES

Inventories at December 31, 1999 and June 30, 1999, are summarized as follows:

                                                  December             June
                                                  --------             ----
Raw Materials                                   $  891,000        $  690,000
Work-in-process                                  1,241,000         1,789,000
Finished goods                                     988,000         1,304,000
Allowance for slow-moving
  and obsolete inventory                          (601,000)         (601,000)
                                                  ---------         ---------
                                                 2,519,000         3,182,000

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

For the periods presented, there were no items which changed the income (loss) from continuing and discontinued operations as presented in the consolidated statement of operations and the amounts used to compute basic and diluted earnings (loss) per share. For the six-month period ended December 31, 1999, common stock equivalents have been excluded from the computation of the net loss per share because inclusion of such equivalents is antidilutive.


                                       Three Months      Three Months      Six Months      Six Months
                                          Ended             Ended            Ended            Ended
                                         12/31/99          12/31/98         12/31/99        12/31/98
                                         --------          --------         --------        --------
Number of Basic Shares Outstanding      20,891,004        20,642,833       20,872,786      20,296,922
Effect of Dilutive Securities:
  Warrants                                 468,477           896,563                -         979,198
  Options                                  616,705           397,857                -         466,652
Number of Fully Diluted Shares
  Outstanding                           21,976,187        21,937,254       20,872,786      21,742,772
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

(a) RESULTS OF OPERATIONS

Six Months Ended December 31, 1999 compared to six months ended December 31,1998

Revenues. Revenues from continuing operations increased 15% to $11,025,000 for the first six months of fiscal year 2000 from $9,566,000 during the same period in fiscal 1999. Revenues of Memry Europe which was purchased in October of 1998, contributed approximately $400,000 of the increase. The balance was due primarily to an increase in sales attributable to Wire Solutions which was purchased in March of 1999, and increased medical and industrial sales from Memry's east coast operations.
Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) increased to $7,166,000 for the six months ended December 31, 1999 from $5,522,000 during the same six month period in fiscal 1999. This increase of $1,644,000 or 30% was attributable to the 15% increase in revenues, a reduction in sales of high margin medical tubes, and increases in costs attributable to additional engineering and manufacturing expenses associated with maintaining and improving Memry's west coast operation. Correspondingly, the Company's gross margin from sales decreased to 35% for the six months ended December 31, 1999, from 42% in the comparable period in fiscal 1999.

General, selling and administrative expenses (including depreciation and amortization) increased $1,058,000, or 36%, to $3,966,000 for the six months ended December 31, 1999, as compared to $2,908,000 during the same period of fiscal 1999. This increase is primarily attributable to the 15% increase in sales. The balance of the increase in general, selling and administrative expenses is primarily attributable to the acquisition of Memry Europe in October of 1998 and Wire Solutions in March of 1999. Other income (expense) during the period decreased from $19,000 to ($207,000) during fiscal 2000, due primarily to an increase in interest expense attributable to a higher level of borrowing. The Company recorded a provision for income taxes of $14,000 for the first six months of fiscal 2000 relative to a provision for income tax of $194,000 for the first six months of fiscal 1999. Such provision reflects an effective tax rate less than the statutory rate due principally to the benefits arising from net operating loss carryforwards available to the Company.

Net Income/Loss. Primarily due to the decrease in gross margin and the increase in General, selling and administrative expense, the Company's net income decreased by $1,289,000 to a net loss of ($328,000) in the first six months of fiscal 2000 compared to net income of $961,000 for the first six months of fiscal 1999.

Three Months Ended December 31, 1999 compared to three months ended December 31, 1998

Revenues. Revenues increased 30% to $6,134,000 for the second quarter of fiscal year 2000 from $4,713,000 during the same period in fiscal 1999. Memry's east coast and west coast operations both contributed to the revenue increase. Revenue increases from Memry's west coast operation are attributable to higher levels of sales of medical products; increases on the east coast are attributable to increased sales of both wire and medical products and also the acquisition of Wire Solutions which occurred in March, 1999.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) increased to $3,940,000 for the three months ended December 31, 1999 from $3,069,000 during the same three month period in fiscal 1999. This increase of $871,000 or 28% was attributable primarily to a 30% increase in revenues. Correspondingly, the Company's gross margin from sales increased to 36% for the three months ended December 31, 1999, from a 35% margin in the comparable period in fiscal 1999.

General, selling and administrative expenses (including depreciation and amortization) increased $533,000 or 40%, to $1,850,000 for the three months ended December 31, 1999, as compared to $1,317,000 during the same period of fiscal 1999. This increase is primarily attributable to the 30% increase in sales. The balance of the increase in general, selling, and administrative expenses is primarily attributable to the acquisition of Wire Solutions in March, 1999. Other income (expense) during the period decreased from $19,000 in fiscal 1999 to ($186,000) for the three months ended December 31, 1999, due primarily to an increase in interest expense attributable to a higher level of borrowing. The Company recorded a provision for income taxes of $4,000 for the second quarter of fiscal 2000 compared to a tax provision of $82,000 for the second quarter of fiscal 1999. Such provision reflects an effective tax rate less than the statutory rate due principally to the benefits arising from net operating loss carryforwards available to the Company.

Net Income. Primarily because the Company's increases in General, selling, and administrative costs and an increase in Other Expense offset the increase in revenues, the Company's net income decreased by $110,000 or 42% to $154,000 for the three month period ended December 31, 1999 as compared to $264,000 for the same period in fiscal 1999.

(b) LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company's cash and cash equivalents balance was $1,156,000, a decrease of $35,000 from $1,191,000 at the start of fiscal 2000. Cash provided by operations was $188,000 for the six months ended December 31, 1999. Cash used in investing activities was $1,132,000, representing funds invested in property, plant and equipment. During the six months ended December 31, 1999, cash provided by financing activities, consisting primarily of increased bank borrowings, totaled $914,000. Working capital at December 31, 1999 was $1,180,000 up from $403,000 at June 30, 1999.

Under the terms of the transaction whereby the Company purchased Memry Europe, Memry was obligated to pay an additional $1,046,000 in cash to the shareholders of Memry Europe on October 30, 1999. On September 16, 1999, the Company signed an agreement to convert approximately $455,000 of the obligation to a term loan which matures on June 30, 2000. On October 29, 1999, the Company paid approximately $258,000 to other former shareholders of Memry Europe. On December 17, 1999, the Company signed an agreement with the holder of approximately $333,000 of the obligation to convert such obligation to a combination of common stock and warrants.

On June 30, 1998, the Company and Webster Bank entered into a Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement and related financing documents and agreements (the "Webster Facility"). Upon entering into the Webster Facility, the Company paid off all amounts outstanding under its prior credit facility with First Union National Bank. The Webster Facility (prior to the amendment described below) included a revolving loan, an equipment loan line of credit and a $500,000 term loan. The term loan is to be repaid in equal monthly installments of principal over its five-year term. The revolving loan provided for borrowings up to the lesser of (a) $3,000,000 or (b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory. The revolving loan requires the payment of a commitment fee equal to .25% per annum of the daily-unused portion of the revolving loan. The equipment loan line of credit provides for equipment financing up to the lesser of $750,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. On June 30, 1999, the Company converted $668,000 from the equipment line of credit into a term loan. The Company has the remaining option of converting amounts borrowed under the equipment line of credit to term loans on July 1, 2000 and 2001

On November 30, 1999, the Company and Webster Bank reached agreement on an amendment to the Webster Facility. Under the terms of the agreement, the revolving loan now provides for borrowings up to the lesser of (a) $5,000,000 or
(b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory. The equipment loan is amended to provide for equipment financing up to the lesser of $1,250,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. A new term loan in the amount of $1,000,000 has been provided with the requirement that not less than $500,000 of the term loan will be used to finance new machinery and equipment purchases. The other major provisions of the agreement remain unchanged. At December 31, 1999, an aggregate amount of approximately $4,180,000 was outstanding under the Webster Facility. The Webster Facility is secured by substantially all of the Company's domestic assets.

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

In addition, the credit facility contains various restrictive covenants, including, among others, limitations on encumbrances and additional debt, prohibition on the payment of dividends or redemption of stock except in connection with certain existing put rights, restrictions on management/ownership changes and required compliance with specified financial ratios. As of December 31, 1999, the Company was in breach of certain of these covenants related to financials conditions and ratios, but the company has since received a waiver or covenant modification for such financial covenants from Webster Bank.

Memry Europe has a primary banking relationship with KBC Bank and Insurance Group of Belgium. As of December 31, 1999, an aggregate of approximately $327,000 was outstanding with KBC in short-term and long-term debt.

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

The Company plans to spend between $4.0 and $5.0 million on capital expenditures during the fiscal year ending June 30, 2000, in order to handle its expected increased sales volume of SMA and superelastic materials. The Company expects that it will be able to pay for these expenditures through a combination of cash flow generated through operations, increased borrowings, and sale of stock.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if: (i) at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut (provided, however, that assets, revenues, employees, operations and bank accounts attributable to any entity acquired by the Company shall not be considered when determining if the Company has satisfied such requirements so long as such entity (1) was acquired in an arm's length transaction, (2) was not an affiliate of the Company and was not controlled by an affiliate of the Company prior to such acquisition, and (3) had been in existence and operating as a business for at least one year at the time of the acquisition); or (ii) the Company fails to keep the Registration Statement on Form S-2 that went effective on January 31, 1997 (the "Registration Statement"), covering the offer and sale by certain of the Company's shareholders (including CII) of up to 3,550,630 shares (including up to 3,041,963 shares beneficially owned at such time by CII) of the Company's common stock, in effect for an aggregate of 120 days during any rolling twelve month period during the three years which the Company is required to maintain the effectiveness of the Registration Statement. Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all the Company's Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company. Using $3.00 per share, which was approximately the market price for the Company's common stock on January 28, 2000, as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $7,124,832. To the extent that the current market value of the Company's common stock exceeds $3.00 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to insure that its operations do not move from Connecticut in a manner that would trigger CII's put, and the Company believes it has fulfilled its obligation to cause the Registration Statement to be maintained in a manner that would prevent CII's put from being operative.

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

     Prior to the end of calendar year 1999, the Company upgraded its internal computer systems to make them as Year 2000 compliant as possible. The Company completed (i) formal testing of such new systems, (ii) an investigation regarding the Year 2000 readiness of its other equipment, and (iii) an inquiry of its suppliers and customers as to whether the Year 2000 Issue will create substantial risks or disruption.

     As of February 10, 1999, the Company had not experienced any material Year 2000 problems.


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


ITEM 2. CHANGES IN SECURITIES

On December 17, 1999, the Company exchanged 195,852 shares of its common stock and a warrant to purchase up to 39,170 additional shares at a price of $2.00 per share, for an obligation owed to a former shareholder of AMT in the approximate amount of $333,000. The Company believes that the offer and sale of its securities to the former AMT shareholder was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) thereof.

On November 22, 1999, the Company issued 15,000 shares of its common stock to Jonathan Stein in exchange for consulting services valued at $24,375. The Company believes that the issuance of these shares to Mr. Stein was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 23, 1999, the Company held its annual meeting of stockholders. At such meeting, the Company's six nominees for director, James G. Binch, Patrick
F. Cleary, Kempton J. Coady III, Jack H. Halperin, Esq., W. Andrew Krusen, Jr., and Robert J. Thatcher were re-elected to the Company's Board of Directors by the vote specified below:

                                        No. of Votes Broker
Nominee                                 For           Against/Withheld               Abstentions               Non-Votes
-------                                 ---           ----------------               -----------               ---------
James G. Binch                        15,133,582           83,172                         0                        0
Patrick F. Cleary                     15,133,582           83,172                         0                        0
Kempton J. Coady III                  15,133,582           83,172                         0                        0
Jack H. Halperin, Esq..               15,133,582           83,172                         0                        0
W. Andrew Krusen, Jr.                 15,133,582           83,172                         0                        0
Robert J. Thatcher                    15,108,582          108,172                         0                        0

Also at such annual meeting, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 30,000,000 to 40,000,000. The vote on such amendment was 15,053,586 shares in favor, 149,828 shares against, 13,828 shares abstaining and 0 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number                     Description of Exhibit
--------------                     ----------------------
10.1                               Amendment Agreement, dated November 30, 1999,
                                   between the Company and Webster Bank.*

10.2 Amended and Restated Revolving Loan Note, dated November 30, 1999, by the Company in favor of Webster Bank.*

10.3 Amended and Restated Equipment Loan Note, dated November 30, 1999, by the Company in favor of Webster Bank.*

10.4 Loan Agreement, dated September 16, 1999, between Swissmetal and the Company.*

10.5 Agreement, dated as of December 17, 1999, among Memry Holdings, S.A, the Company and G.I.M.V.*

27                                 Financial Data Schedule*


---------------------------------
* Submitted herewith electronically

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                Memry Corporation

Date: February 14, 2000                   /s/ James G.Binch
-----------------------                   -----------------

                                          James G. Binch
                                          CEO and Chairman of the Board

Date: February 14, 2000                   /s/ Robert P. Belcher
-----------------------                   ----------------------

                                          Robert P. Belcher
                                          Chief Financial Officer,
                                          Treasurer and Secretary