Form 10QSB
period 2000-03-31
MEMRY CORP
filed 2000-05-11
CIK 720896

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

                                  (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                             _____________________
                 For the quarterly period ended March 31, 2000

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE EXCHANGE ACT OF 1934

                       For the transition period from to
                             _____________________
                        Commission File Number 0-14068
                             _____________________

                               Memry Corporation
                             _____________________
       (Exact name of small business issuer as specified in its charter)

         Delaware                                         06-1084424
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of May 4, 2000, 21,129,203 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

          Transitional Small Business Disclosure Format (check one):

                  Yes
                  No X

                                     INDEX


PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited):

 Consolidated Balance Sheets as of March 31, 2000 and June 30, 1999

 Consolidated Statements of Operations for the three and nine months ended March 31, 2000 and 1999

 Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2000 and 1999

 Consolidated Statements of Cash Flows for the nine months ended March 31, 2000 and 1999

 Notes to the Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

PART II OTHER INFORMATION

ITEM 2.  Changes in Securities

ITEM 6.  Exhibits and Reports on Form 8K

                       Memry Corporation & Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                        March 31,     June 30,
                                                          2000          1999
                                                       ----------    ----------
ASSETS
Current Assets
 Cash and cash equivalents                           $    683,000  $  1,191,000
 Accounts receivable, less allowance for doubtful
   accounts                                             4,834,000     2,238,000
 Inventories (Note B)                                   2,773,000     3,182,000
 Prepaid expenses and other current assets                 44,000        21,000
 Income tax receivable                                     89,000        89,000
                                                     ------------  ------------
   Total current assets                                 8,423,000     6,721,000
                                                     ------------  ------------

Property, Plant, and Equipment                          9,664,000     8,007,000
 Less accumulated depreciation                         (3,462,000)   (2,691,000)
                                                     ------------  ------------
                                                        6,202,000     5,316,000
                                                     ------------  ------------
Other Assets
 Patents and patent rights, less accumulated
   Amortization                                         1,502,000     1,605,000
 Goodwill, less accumulated
   Amortization                                         3,928,000     4,465,000
 Deferred financing costs, less accumulated
   Amortization                                            18,000        29,000
 Deposits                                                  46,000        46,000
                                                     ------------  ------------
                                                        5,494,000     6,145,000
                                                     ------------  ------------
   Total assets                                      $ 20,119,000  $ 18,182,000
                                                     ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Accounts payable                                  $  1,307,000  $    889,000
   Accrued expenses                                     1,849,000     1,773,000
   Notes payable                                        4,049,000     2,571,000
   Current maturities of capital lease obligations         26,000        39,000
   Acquisition liability                                        -     1,046,000
                                                     ------------  ------------
   Total current liabilities                            7,231,000     6,318,000

 Capital lease obligations, less current maturities        29,000        36,000
 Notes Payable, less current maturities                 1,580,000       862,000
                                                     ------------  ------------
   Total Liabilities                                    8,840,000     7,216,000
                                                     ------------  ------------
Stockholders' Equity
 Common stock                                             211,000       208,000
 Additional paid-in capital                            44,349,000    43,832,000
 Accumulated deficit                                  (32,269,000)  (32,544,000)
 Accumulated other comprehensive loss:
   Foreign currency translation adjustment             (1,012,000)     (530,000)
                                                     ------------  ------------
 Total stockholders' equity                            11,279,000    10,966,000
                                                     ------------  ------------
 Total liabilities and stockholders' equity          $ 20,119,000  $ 18,182,000
                                                     ============  ============

                       Memry Corporation & Subsidiaries
                     Consolidated Statements of Operations
              For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                                  2000           1999
Revenues

   Product Sales                               $6,924,000     $4,252,000
   Research and development                       313,000         97,000
                                               ----------     ----------
                                                7,237,000      4,349,000

Cost of revenues
   Manufacturing                                4,115,000      1,995,000
   Research and development                       122,000         73,000
                                               ----------     ----------
                                                4,237,000      2,068,000

     Gross profit                               3,000,000      2,281,000

Operating expenses
   General, selling and administration          2,162,000      1,815,000
   Depreciation and amortization                  198,000        257,000
                                               ----------     ----------
                                                2,360,000      2,072,000
                                               ----------     ----------
Operating income                                  640,000        209,000
                                               ----------     ----------

Other income (expense)
   Interest expense                              (112,000)       (39,000)
   Interest income                                  8,000              -
   Other income                                   107,000         15,000
   (Loss) gain on disposition of assets                            9,000
                                               ----------     ----------
                                                    3,000        (15,000)

  Income before income taxes                      643,000        194,000

Provision for income taxes                         40,000         97,000
                                               ----------     ----------
  Net Income                                      603,000     $   97,000
                                               ==========     ==========

Basic Earnings Per Share:                      $     0.03     $     0.00
                                               ==========     ==========
Diluted Earnings Per Share:                    $     0.03     $     0.00
                                               ==========     ==========

                       Memry Corporation & Subsidiaries
                     Consolidated Statements of Operations
               For the Nine Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                                      2000         1999
                                                    --------     --------
Revenues
   Product Sales                                  $17,465,000   $13,305,000
   Research and development                           796,000       621,000
                                                  -----------   -----------
                                                   18,261,000    13,926,000
Cost of revenues
   Manufacturing                                   11,008,000     6,983,000
   Research and development                           395,000       388,000
                                                  -----------   -----------
                                                   11,403,000     7,371,000

       Gross profit                                 6,858,000     6,555,000

Operating expenses
   General, selling and administration              5,885,000     4,792,000
   Depreciation and amortization                      440,000       406,000
                                                  -----------   -----------
                                                    6,325,000     5,198,000

   Operating income                                   533,000     1,357,000

Other income (expense)
   Interest expense                                  (267,000)      (24,000)
   Interest income                                     17,000             -
   Other income (expense)                              52,000        32,000
   (Loss) gain on disposition of assets                (6,000)        9,000
                                                  -----------   -----------
                                                     (204,000)       17,000

   Income before income taxes                         329,000     1,374,000

Provision for income taxes                             54,000       316,000
                                                  -----------   -----------

   Net income                                     $   275,000   $ 1,058,000
                                                  ===========   ===========

Basic Earnings Per Share:                         $      0.01   $      0.05
                                                  ===========   ===========
Diluted Earnings Per Share                        $      0.01   $      0.05
                                                  ===========   ===========

                       Memry Corporation & Subsidiaries
                Consolidated Statements of Comprehensive Income
      For the Three Months and Nine Months Ended March 31, 2000 and 1999
                                  (Unaudited)


                                                  Three Months        Three Months        Nine Months       Nine Months
                                                      Ended               Ended              Ended             Ended
                                                   03/31/2000          03/31/1999         03/31/2000         03/31/1999
                                                  ============        ============        ===========       ===========
Net Income                                        $    603,000        $     97,000        $   275,000       $ 1,058,000

Other Comprehensive Income (Loss)
  Foreign Currency Translation
       Adjustments, net of tax                        (294,000)           (352,000)          (482,000)         (420,000)
                                                  ------------        ------------        -----------       -----------
Comprehensive Income (Loss)                       $    309,000        $   (255,000)       $  (207,000)      $   638,000
                                                  ============        ============        ===========       ===========

                       Memry Corporation & Subsidiaries
                     Consolidated Statements of Cash Flows
               For the Nine Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                                                   2000          1999
                                                                                               -----------   -----------
Cash Flows From Operating Activities:
  Net Income                                                                                   $   275,000   $ 1,058,000
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                                           1,274,000       830,000
         Loss (gain) on disposal of assets                                                           6,000        (9,000)
         Warrants issued for partial settlement of liability                                        39,000             -
         Compensation paid by issuance of common stock                                             120,000             -
         Change in operating assets and liabilities:
            (Increase) decrease in accounts receivable                                          (2,614,000)      699,000
            Decrease in notes receivable                                                                 -       541,000
            Decrease (Increase) in inventories                                                     384,000    (1,739,000)
            Decrease (increase) in prepaid expenses and other assets                                18,000      (225,000)
            Increase (decrease) in accounts payable and accrued expenses                           473,000      (187,000)
                                                                                               -----------   -----------
                Net cash provided by (used in) operating activities                                (25,000)      968,000

Cash Flows From Investing Activities:
  Purchases of property, plant and equipment                                                    (1,919,000)   (2,679,000)
  Proceeds from sales of property, plant and equipment                                                   -       309,000
  Deposits                                                                                               -       (34,000)
                                                                                               -----------   -----------
                Net cash used in investing activities                                           (1,919,000)   (2,404,000)

Cash Flows From Financing Activities
  Proceeds from issuance of common stock, net                                                       28,000       267,000
  Net increase in revolving loans payable                                                          859,000     1,698,000
  Proceeds from (repayment of) notes payable                                                       923,000      (722,000)
  Payments on acquisition obligations                                                             (258,000)            -
  Principal payments on capital lease obligations                                                  (19,000)      (16,000)
                                                                                               -----------   -----------
                Net cash provided by financing activities                                        1,533,000     1,227,000
                                                                                               -----------   -----------

Effect of foreign currency exchange rate changes on cash and cash equivalents                      (97,000)       15,000

                (Decrease) in cash and cash equivalents                                           (508,000)     (194,000)

Cash and cash equivalents, beginning of year                                                     1,191,000     1,189,000
                                                                                               -----------   -----------

Cash and cash equivalents, end of period                                                       $   683,000   $   995,000
                                                                                               ===========   ===========


Supplemental Schedule of Noncash Investing and Financing Activities

Conversion portion of acquisition liability to debt              456,000
Conversion portion of acquisition liability to common stock      333,000
                                                                 -------

Total conversion portion of acquisition liability                789,000
                                                                 =======

                        MEMRY CORPORATION & SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending June 30, 2000 ("fiscal 2000"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended June 30, 1999 ("fiscal 1999") of Memry Corporation (the "Company").

Note B. INVENTORIES

Inventories at March 31, 2000 and June 30, 1999, are summarized as follows:

                                             March 31        June 30
                                             --------        -------
Raw Materials                              $  970,000     $  690,000
Work-in-process                             1,376,000      1,789,000
Finished goods                              1,098,000      1,304,000
Allowance for slow-moving
  and obsolete inventory                     (671,000)      (601,000)
                                           ----------     ----------
                                            2,773,000      3,182,000
                                           ==========     ==========

Note C. EARNINGS PER SHARE

Basic earnings per share amounts are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share.

For the periods presented, there were no items which changed net income as presented in the consolidated statements of operations and the amounts used to compute basic and diluted earnings per share.

                                                  Three Months  Three Months  Nine Months  Nine Months
                                                     Ended         Ended         Ended        Ended
                                                     3/31/2000     3/31/1999    3/31/2000    3/31/1999
                                                    ----------    ----------   ----------   ----------
Number of Basic Shares Outstanding                  21,110,400    20,691,961   20,951,984   20,313,298
Effect of Dilutive Securities:
    Warrants                                           799,109       727,345      608,211      922,792
     Options                                           522,606       263,787      536,017      421,962
                                                    ----------    ----------   ----------   ----------
Number of Fully Diluted Shares
    Outstanding                                     22,432,115    21,683,093   22,096,212   21,658,052
                                                    ==========    ==========   ==========   ==========

Note D. OPERATING SEGMENTS

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

Nine Months
Ended
3/31/2000
---------
                           United States      Europe   Consolidated
                           -------------      ------   ------------
Total revenues               $17,150,000  $1,111,000    $18,261,000
Operating income (loss)        1,438,000    (905,000)       533,000
Identifiable assets           15,051,000   5,068,000     20,119,000

Nine Months
Ended
3/31/1999
---------
                           United States      Europe   Consolidated
                           -------------      ------   ------------
Total revenues               $13,309,000  $  537,000    $13,846,000
Operating income (loss)        1,812,000    (455,000)     1,357,000
Identifiable assets           14,060,000   6,321,000     20,381,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results. Certain statements under this caption may constitute "forward-looking statements". See Part II - "Other Information".

(a) RESULTS OF OPERATIONS

Nine Months Ended March 31, 2000, compared to nine months ended March 31, 1999.

Revenues. Revenues increased 31% to $18,261,000 for the first nine months of fiscal year 2000 from $13,926,000 during the same period in fiscal 1999, an increase of $4,335,000. Sales of domestic medical device components and assemblies increased approximately $3,500,000, domestic wire product sales increased approximately $1,000,000 and revenues of Memry Europe, which was purchased in October of 1998, contributed approximately $500,000 of the increase. These increases were offset in part by a decrease in tube sales.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) increased to $11,403,000 for the nine months ended March 31, 2000 from $7,371,000 during the same nine month period in fiscal 1999. This increase of $4,032,000 or 55% was attributable to the 31% increase in revenues and higher costs associated with maintaining and improving Memry's west coast operation. Correspondingly, the Company's gross margin from sales decreased to 38% for the nine months ended March 31, 2000, from 47% in the comparable period in fiscal 1999.

General, selling and administrative expenses (including depreciation and amortization) increased $1,127,000, or 22%, to $6,325,000 for the nine months ended March 31, 2000, as compared to $5,198,000 during the same period of fiscal 1999. This increase is primarily attributable to the 31% increase in sales. Other Income (expense) during the period decreased from $17,000 to ($204,000) during fiscal 2000, due primarily to an increase in interest expense attributable to a higher level of borrowing. The Company recorded a provision for income taxes of $54,000 for the first nine months of fiscal 2000 relative to a provision for income tax of $316,000 for the first nine months of fiscal 1999. Such provision reflects an effective tax rate less than the statutory rate due principally to the benefits arising from net operating loss carryforwards available to the Company.

Net Income. Primarily due to the decrease in gross margin and the increase in Interest Expense, the Company's net income decreased by $783,000, to $275,000, in the first nine months of fiscal 2000 compared to net income of $1,058,000 for the first nine months of fiscal 1999.

Three Months Ended March 31, 2000 compared to three months ended March 31, 1999

Revenues. Revenues increased 66%, to $7,237,000, for the third quarter of fiscal year 2000 from $4,349,000 during the same period in fiscal 1999, an increase of $2,888,000. Increased sales of components and assemblies to medical device customers accounted for approximately $2,000,000 of this increase and increases in wire product and tube sales represent the majority of the balance of the increase in revenues.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) increased to $4,237,000 for the three months ended March 31, 2000, from $2,068,000 during the same three month period in fiscal 1999. This increase of $2,169,000, or 105%, was attributable primarily to a 66% increase in revenues and increased levels of staffing and training expense related to the ramp-up of new products. Correspondingly, the Company's gross margin from sales decreased for the three months ended March 31, 2000, from a 52% margin in the comparable period in fiscal 1999 to 41% in fiscal 2000.

General, selling and administrative expenses (including depreciation and amortization) increased 14% to $2,360,000 for the three months ended March 31, 2000, as compared to $2,072,000 during the same period of fiscal 1999. This increase is primarily attributable to the 66% increase in sales. Other income (expense) during the period increased from ($15,000) in fiscal 1999 to $3,000 for the three months ended March 31, 2000, due primarily to foreign currency exchange gains. The Company recorded a provision for income taxes of $40,000 for the third quarter of fiscal 2000 compared to a tax provision of $97,000 for the third quarter of fiscal 1999. Such provision reflects an effective tax rate less than the statutory rate due principally to the benefits arising from net operating loss carryforwards available to the Company.

Net Income. Due primarily to the increase in sales and effective management of general, selling and administrative expenses, which offset the increase in manufacturing costs, the Company's net income increased by $506,000 to $603,000 for the three month period ended March 31, 2000 as compared to $97,000 for the same period in fiscal 1999.

(b) LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company's cash and cash equivalents balance was $683,000, a decrease of $508,000 from $1,191,000 at the start of fiscal 2000. Cash used by operations was $25,000 for the nine months ended March 31, 2000. Cash used in investing activities was $1,919,000, representing funds invested in property, plant and equipment. During the nine months ended March 31, 2000, cash provided by financing activities, consisting primarily of increased bank borrowings, totaled $1,533,000. Working capital at March 31, 2000 was $1,192,000, up from $403,000 at June 30, 1999.

Under the terms of the transaction whereby the Company purchased Memry Europe, the Company was obligated to pay an additional $1,046,000 in cash to the shareholders of Memry Europe on October 30, 1999. On September 16, 1999, the Company signed an agreement to convert approximately $456,000 of the obligation to a term loan which matures on June 30, 2000. On October 29, 1999, the Company paid approximately $258,000 to other former shareholders of Memry Europe. On December 17, 1999, the Company signed an agreement with the holder of approximately $333,000 of such obligation to convert the obligation to a combination of common stock and warrants.

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

On November 30, 1999, the Company and Webster Bank reached agreement on an amendment to the Webster Facility. Under the terms of the agreement, the revolving loan now provides for borrowings up to the lesser of (a) $5,000,000 or
(b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory. The equipment loan is amended to provide for equipment financing up to the lesser of $1,250,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. A new term loan in the amount of $1,000,000 was provided with the requirement that not less than $500,000 of the term loan will be used to finance new machinery and equipment purchases. The other major provisions of the agreement remain unchanged. At March 31, 2000, an aggregate amount of approximately $5,312,000 was outstanding under the Webster Facility. The Webster Facility is secured by substantially all of the Company's domestic assets.

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

In addition, the credit facility contains various restrictive covenants, including, among others, limitations on encumbrances and additional debt, prohibition on the payment of dividends or redemption of stock (except in connection with certain existing put rights) restrictions on management/ownership changes and required compliance with specified financial ratios. As of March 31, 2000, the Company was in breach of certain of these covenants related to financials conditions and ratios, but the Company has since received a waiver or covenant modification for such financial covenants from Webster Bank.

Memry Europe has a primary banking relationship with KBC Bank and Insurance Group of Belgium. As of March 31, 2000, an aggregate of approximately $320,000 was outstanding with KBC in short-term and long-term debt.

The Company has in the past grown through acquisitions (including the acquisition of Wire Solutions, Memry Europe and Raychem Corporation's nickel titanium product line). As part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company's existing businesses. The Company intends to use available cash from operations and authorized but unissued common stock to finance any such acquisitions. The Company does not currently, however, contemplate any material acquisitions for fiscal 2000.

The Company plans to spend between $3.0 and $4.0 million on capital expenditures during the fiscal year ending June 30, 2000, in order to handle its expected increased sales volume of SMA and superelastic materials. Through March 31, 2000, approximately $1,900,000 of such amount has been expended. The Company expects that it will be able to pay for these expenditures through a combination of cash flow generated through operations, increased borrowings, and sale of stock.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut (provided, however, that assets, revenues, employees, operations and bank accounts attributable to any entity acquired by the Company shall not be considered when determining if the Company has satisfied such requirements so long as such entity (1) was acquired in an arm's length transaction, (2) was not an affiliate of the Company and was not controlled by an affiliate of the Company prior to such acquisition, and (3) had been in existence and operating as a business for at least one year at the time of the acquisition). Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all the Company's Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company. Using $3.00 per share, which was approximately the market price for the Company's common stock on April 28, 2000, as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $7.1 million. To the extent that the current market value of the Company's common stock exceeds $3.00 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to insure that its operations do not move from Connecticut in a manner that would trigger CII's put.

The Company believes that the combination of its borrowing facility, its ability to raise equity capital in the past and what it believes will be material net profits from operations during the last quarter of fiscal 2000 will be sufficient to meet the Company's capital requirements during the remainder of the fiscal year.

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

ITEM 2. CHANGES IN SECURITIES

On January 27, 2000, the Company sold 10,000 shares of its common stock to Philippe Poncet upon exercise of warrants to purchase shares of the Company's common stock at a price of $0.01 per share. Mr. Poncet is an employee of the Company. The offer and sale to Mr. Poncet was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number           Description of Exhibits
--------------           --------------------------
27                       Financial Data Schedule*

*Filed separately herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by undersigned, thereunto duly authorized.


                              Memry Corporation

Date: May 10, 2000                 /s/ James G. Binch
------------------                 -----------------------------------
                                   James G. Binch
                                   CEO and Chairman
                                   of the Board

Date: May 10, 2000                 /s/ Robert P. Belcher
------------------                 -----------------------------------
                                   Robert P. Belcher
                                   Chief Financial Officer, Treasurer,
                                   and Secretary