Form 10KSB
period 2000-06-30
MEMRY CORP
filed 2000-09-28
CIK 720896

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549

                                  FORM 10-KSB


ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: June 30, 2000

                        Commission file number 0-14068


                               Memry Corporation
                (Name of small business issuer in its charter)

Delaware                                                                      06-1084424
    (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

               57 Commerce Drive, Brookfield, CT                              06804
           (Address of principal executive offices)                           (Zip Code)

                   Issuer's telephone number (203) 740-7311

        Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of each exchange on
      Title of each class                                which registered
      -------------------                            -------------------------
   Common Stock, par value $.01 per share          American Stock Exchange

           Securities registered under Section 12(g) of the Exchange Act: None

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


  Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  Consolidated revenues of the issuer for the fiscal year ended June 30, 2000 were $26,996,000.

  The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $38.4 million on September 25, 2000 based upon the closing trade price on that date. The number of shares of Common Stock outstanding as of September 25, 2000 was 21,157,537.

                     Documents Incorporated by Reference:

  The registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in November, 2000, is incorporated by reference into Part III of this Annual Report on Form 10-KSB.

  Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]
================================================================================

ITEM 1.   DESCRIPTION OF BUSINESS

                                 INTRODUCTION

  Memry Corporation (referred to herein as "Memry" or the "Company"), a Delaware corporation incorporated in 1981, is an advanced materials company engaged in the business of developing, manufacturing and marketing semi-finished materials, formed components, and value-added sub-assembled products utilizing the properties exhibited by shape memory alloys, primarily those composed of Nickel Titanium ("nitinol"). The Company also provides engineering services to assist customers in the development of products based on the properties of shape memory alloys. The Company sells its products and services primarily to the medical device, telecommunications, aerospace and automotive industries.

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

                                  TECHNOLOGY

  Shape memory alloys ("SMAs") are advanced materials which possess the ability to change their shape in response to thermal and mechanical changes, and the ability to return to their original shape following deformations from which conventional materials cannot recover. These abilities result from the transformation of the crystalline structure of the SMA in reaction to thermal and mechanical changes. As a result of the crystalline structure changes, SMAs are also able to produce forces many times greater than those produced by conventional materials.

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

                                    MARKETS

  Medical Device Industry. Although the Company has expertise in a variety of shape memory alloys, the Company utilizes primarily the superelastic characteristic of nitinol for medical device applications. The value of nitinol's superelastic characteristics in the medical device sector is its ability to provide ease of access and delivery of sophisticated medical devices. In addition, nitinol is kink resistant, exerts a constancy of force, is biocompatible (non-toxic) and is non-ferromagnetic, thereby allowing the use of magnetic resonance imaging (MRI) on patients with nitinol-based implants. Because of these unique characteristics, nitinol is becoming integral to the design of a variety of new medical products, notably for peripheral vascular and non-vascular stents, guidewires and catheters.

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

  Stents are small tubes that hold open arteries, veins and other passageways in the body that have become obstructed as a result of disease, trauma or aging. Stents are placed in the body using catheter-based delivery systems in minimally invasive procedures. Once deployed, stents exert a radial force against the walls of the vessel to enable these passageways to remain open and functional. A number of different stent designs, materials and delivery systems, with varying characteristics, are currently available. The three most prevalent stent designs are lattice tubes made via laser cutting, coiled stents and wire mesh stents. Stents, especially those used in the treatment of coronary artery disease, have emerged as one of the fastest growing segments of the medical device market. Stents are used increasingly as adjuncts or alternatives to a variety of medical procedures because it is believed they are beneficial to overall patient outcome and may, over time, reduce total treatment costs. From its infancy in 1990, the stent market has grown to estimated worldwide sales of approximately $2.5 billion in 2000.

  Approximately 85% of the coronary stents currently manufactured are stainless steel and require deployment through the expansion of a balloon on a catheter-based delivery system with a second balloon frequently used to further expand the stent. However, the vast majority of stents currently in clinical development for peripheral applications, such as abdominal aortic aneuryism stent grafts and carotid, vascular and illiac stents, employ nitinol. The physical properties of nitinol allow placement of stents manufactured with this metal to be self-expanding and avoid balloon occlusion of the vessel during placement.

  Memry currently produces both the wire and tubing that is used to fabricate guidewires, catheters and stents, and increasingly provides completed stent structures to medical device companies, as well as other surgical and diagnostic instrument assemblies. In fiscal 2000, sales to medical device companies accounted for approximately 70% of revenue.

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

  Examples of such products the Company currently provides to these markets include sealing devices, actuators, fasteners and cellular phone antennae. Memry currently sells heat actuated sealing devices used in diesel engine fuel injection systems to maintain air pressure. Fasteners are products that also employ the characteristics of shape memory to hold or couple two pieces of wire and/or metal together. A superelastic nitinol wire is sold as the element wire in retractable antennae for portable cellular telephones. It has superior durability and quickly recovers its straight shape when bending stresses are removed. The superelasticity effect helps to avoid kinking and deformation. Most recently the Company has begun shipping formed, superelastic nitinol wires for undergarment support. Non-medical sector sales accounted for approximately 30% of fiscal 2000 revenues.

                                  OPERATIONS

  The Company conducts its business through three manufacturing locations. The California facility consisting of most of the business acquired from Raychem (the "Raychem Acquisition") in June, 1996, the Brookfield facility which prior to the Raychem Acquisition constituted the Company's entire SMA business, and the Belgian facility, comprised of the Belgian corporation formerly known as Advanced Materials and Technologies, N.V., which was acquired by Memry in October, 1998.

   United States. On June 28, 1996, the Company acquired Raychem's nickel-titanium product line. This business utilized inventory, leasehold improvements, machinery and equipment and patent and other intellectual property rights to manufacture and sell SMAs primarily composed of nitinol. Prior to the Raychem Acquisition, Raychem was both a supplier of nickel-titanium SMAs to the Company and a competitor in certain markets (particularly in the medical market for formed, non-implant components). The acquired business differed from the SMA business of the Company, however, in that where the Company had historically specialized in the manufacture of finished products and formed components, Raychem specialized more in the manufacture of semi-finished materials used by original equipment manufacturers ("OEMs"). Not surprisingly, therefore, the point at which Memry and Raychem most competed was at the level of formed component sales to OEMs, particularly in the medical products industry. The leased facility, inventory, machinery and equipment, leasehold improvements and know-how purchased from Raychem now constitute Memry's western facility, except that Raychem's operations relating to the finishing of materials into sub-assembled products for sales to United States Surgical Corporation were relocated to Memry's eastern facility in December, 1996.

  Located in Menlo Park, California, the western facility produces semi-finished SMAs in three basic forms: wire, strip and tube. This facility also provides added value to its tubular product through laser processing, shape setting and polishing procedures resulting in the delivery of finished stent components, as well as certain other value-added activities.

  Memry's Connecticut manufacturing operations, located in the same facility as the Company's corporate headquarters in Brookfield, Connecticut, are engaged in the production of formed components and of value-added sub-assemblies, predominantly based on wire and strip-based SMAs. In 1999, the eastern operatons became involved in the fabrication and supply of microcoil and guidewire components utilized in medical procedures through the Company's acquisition of the assets of Wire Solutions, Inc. of Wrentham, MA in March, 1999. These assets have been integrated with the Company's eastern facility.

  Europe. On October 31, 1998, the Company acquired all of the outstanding shares of Advanced Materials and Technologies, N.V. ("AMT"), located in Herk-de-Stad, Belgium. Founded in 1989, AMT, now renamed Memry Europe, n.v., specializes in the development and supply of both Nickel Titanium and other shape memory alloy semi-finished products, principally wire products used in the same general markets served by the Company's U.S. operations. In addition, AMT has conducted a substantial amount of European Union-funded and Belgian-funded development programs to advance knowledge of and applications for shape memory alloys. Memry's European operation is now the Company's worldwide manufacturing center for thermal shape recovery actuators, consolidating the Company's efforts in this product application area.

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

       Wire. Memry's nitinol wire products are sold as standard products, available in a variety of sizes, and produced in non-standard sizes, to meet specific customer requirements, and are used as the precursor to a formed component. Memry produces wire with a diameter ranging from .004 to .250 inches. In addition, the Company may apply a variety of finishing techniques, depending on customer specifications, including such steps as polishing or coating. Applications for the Company's wire products include cellular phone antennae, guidewires, endodontic files and needles, and undergarment support wires.

       Strip. The Company's nitinol strip is sold in standard dimensions, as well as custom sizes as specified by the customer. Memry produces strip with a thickness ranging from .001 to .01 inches and a width ranging from five to twenty times the thickness. The majority of the strip product, however, serves as the starting material for formed components made by Memry. Example applications include the strip sold to OEMs for wrapping around catheters for reinforcement of drainage catheters and biopsy forceps.

       Tube. Nitinol tubing, or micro-tubing as it is sometimes called, is likewise sold in standard or customized sizes. Memry produces tubes with an outside diameter ranging from .012 to .205 inches and an outside diameter to internal diameter ratio from 1.15 to 1.70. Tubes are typically used in applications requiring flexible shafts, pushability and torqueability. Examples of such applications include stents, catheters, delivery guides, needles, MRI instruments and surgical instruments.

  Formed Components. Formed components are typically non-standard products. Formed components are made by taking the semi-finished materials and further processing by bending, kinking, stamping, crimping, laser cutting, electropolishing, etc., into specific forms as specified by customers. Examples of applications for formed components include the bending or arching of wire for use as orthodontic braces, helical and strip actuators, micro coils, patented locking rings for electronic connectors, enabling components of medical instruments (particularly stent structures), and sealing components.

  Sub-Assemblies. Memry manufactures and sells value-added sub-assemblies to OEMs, principally in the medical device field. This comprises taking the semi-finished materials and/or formed components produced by Memry and combining or assembling them with other products that have been outsourced by Memry to form a larger component or "sub-assembly" of the OEMs' finished product. Memry combines its SMA expertise with additional manufacturing and process knowledge and third-party supply chain management to cost-effectively produce a sub-assembled product for OEMs. The single largest portion of Memry's eastern business is selling assemblies and components to United States Surgical ("USS"), a division of Tyco Medical and other medical industry OEMs. The primary item sold by Memry to USS is an SMA sub-assembly used by USS for endoscopic instruments. The use of superelastic SMAs allows the instruments to be constrained outside the body, inserted into the body in its constrained form through small passages, to then take a different shape while inside the body, and then to return to its constrained shape for removal.

  Finished Products. Memry also manufactures, sells and markets limited quantities of proprietary finished products, all sourced from Memry's eastern facility. These products include the FIRECHECK(R) line of industrial fire safety valves. The Company does not believe that sales of finished products will be material to the Company's operations in the foreseeable future.

                                   STRATEGY

  The Company's strategy has three components: to further Memry's leadership position in the provision and processing of SMAs; to expand vertically in the medical device industry by providing additional engineering, component and sub-assembly services; and to leverage the Company's strong customer base by offering additional complementary advanced material technology expertise and products.

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

  In order to continue to advance the Company's leadership position in SMAs the Company is implementing the following initiatives:

       Continued Advancements in Processing Expertise and Quality Assurance. Nitinol is a non-linear material, which makes it a very difficult material to process. Memry believes that one of its competitive advantages is its ability to effectively process this material. One of these processes is the production of tubes used primarily in the production of stents. The Company believes that this process, proprietary to the Company, will provide Memry with an advantage over competitors with regard to product quality and cost when it is fully implemented. Memry has underway a number of process enhancement initiatives designed to enhance both the current manufacturing processes and Memry's competitive position. Because many of the materials produced by Memry are used in medical devices, the product quality requirements placed on Memry by its customers are high. Both of Memry's U.S. manufacturing facilities are ISO 9001 certified.

       Increase in Manufacturing Capacity. To meet growing demand, particularly in the medical device market for the production of nitinol stents, the Company has committed to optimizing the manufacturing efficiency of its current facilities and expects to invest between $2.0 million and $3.0 million in capital equipment and facility improvements in fiscal 2001.

       Restructuring of Manufacturing Operations. To accommodate the growing capacity requirements of the Company's core medical OEM customer business, the Company will continue to reallocate certain manufacturing activities, including coordinating all critical technology development from the corporation's new Office of Technology, based in Connecticut.

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

       Increased Competitive Pressures. Increased penetration by managed care companies and a continued focus on the cost of publicly sponsored healthcare programs, such as Medicare and Medicaid, have resulted in increasing pressure for lower priced procedures. This pricing pressure is forcing medical device companies to reduce their manufacturing costs in order to maintain margins.

       Need to Shorten Device Development Cycles. To shorten the time required to market a new product, medical device companies are seeking to outsource certain supply responsibilities to third parties that are able to quickly develop cost effective solutions to engineering and manufacturing issues.

       Efficient Use of Resources. Many medical device companies are reevaluating their business models with a focus on device design and sales and marketing. As a result, medical device companies are increasingly outsourcing many of the activities that traditionally were performed in-house, including various aspects of the engineering, prototyping and pre-production processes, as well as the manufacturing, of finished products and/or sub-assemblies thereof.

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

  In order to expand on this "fully-integrated" service concept, the Company has implemented the following:

       Increase in Engineering Service Capabilities. Memry possesses significant expertise in the characterization and performance of various SMAs. This expertise is often critical in the design of medical devices. Although Memry has in the past actively participated in the design of OEM customer products, the Company has begun a program to clearly characterize and communicate to customers both the Company's capabilities and the terms and conditions under which the Company will contract to assist existing and potential customers through these services.

       Processing of Additional Formed Components. As part of the Company's vertical integration strategy, the Company believes there exist additional opportunities in the market to process semi-finished materials into formed components in preparation for either further sub-assembly or direct sale to OEM customers. This value-added business represents significant increased margin opportunity and is often difficult for end-users to perform given the intricacy of processing nitinol. Memry believes that in the past, lack of both capital resources and sufficient personnel possessing the requisite skills has hindered Memry's ability to capture this business. Memry has during fiscal 2000 and will continue to identify, develop and market those formed component capabilities it believes most promising in order to expand this sector of its business.


                              MARKETING AND SALES

  Sales to Raychem. In connection with the Raychem Acquisition, Memry and Raychem entered into a Private Label/Distribution Agreement pursuant to which Raychem was made Memry's exclusive distributor for the acquired product line in certain specified fields of use for an initial term of five years (the "Private Label/Distribution Agreement"). Sales by the Company to certain customers, including United States Surgical Corporation, were excluded from the scope of this Agreement, as were any future sales for all medical implant and certain consumer recreational applications. In February 2000, Memry and the Raychem division of Tyco International entered into a Sales Agency Agreement in order to replace the original agreement between the two parties. Under the revised agreement, all medical applications are marketed and sold directly by Memry's internal sales and marketing organization. At the same time, Memry retained Raychem to be its exclusive sales agent for all industrial and commercial applications served by the Company, including sales to the orthodentia and endodentia markets. Unlike the former agreement, industrial and commercial sales are now invoiced directly by Memry to the end customer. Customers for these industrial and commercial products include cellular telephone antennae manufacturers, who utilize the superelasticity of SMAs for a more durable antennae, orthodontic manufacturers, who use SMA wire for braces, automotive manufacturers, who use SMA plugs for high-pressure fuel injector sealant devices, and industrial product manufacturers, who use SMAs for a wide variety of other uses (including electronic connectors). In addition, Raychem purchases some of Memry's components for its own use. Industrial and commercial sales handled by Raychem under the agreement are reported as gross sales, with commission due Raychem treated as ordinary sales expense.

  Personnel. The Company currently has 11 sales and marketing personnel, of which 6 operate primarily from headquarters, 3 operate primarily from California, 1 operates primarily from Europe, and 1 is the manager for the overall activity.

  Material Customers. The Company's largest customers are Raychem and United States Surgical, both purchased by Tyco International, accounting for approximately 21% and 28% of the Corporation's total revenue in fiscal 2000, and Medtronic, Inc., accounting for approximately 17% of the Corporation's total revenue in fiscal 2000. No other customer accounted for more than 10% of total revenue. Prior to February 2000, Memry and Raychem were party to the Private Label/Distribution agreement whereby Raychem distributed the components it purchased from Memry to over two hundred customers worldwide, thereby lessening the risk that the loss of any one customer would have on Raychem's purchases from Memry. That agreement was amended in February 2000, and under the amended agreement, medical applications will be marketed and sold directly by Memry's internal sales and marketing organization, and all sales, including industrial and commercial customers, will be invoiced directly by Memry to the end customer.

                               SOURCES OF SUPPLY

  The principal raw material used by the Company is SMAs. The Company obtains its SMAs from two principal sources: Teledyne Wah Chang, of Albany, Oregon and Special Metals Corporation, of New Hartford, New York. The Company expects to be able to continue to acquire shape memory alloys in sufficient quantities for its needs from these suppliers. In addition, if the Company was for whatever reason not able to secure an adequate supply of SMAs from these suppliers, the Company believes that other sources exist that would be able to supply the Company with sufficient quantities of SMAs, although the Company could suffer some transitional difficulties if it had to switch to such alternative sources.

  While the Company also relies on outside suppliers for its non-SMA components of sub-assembled products, the Company does not anticipate any difficulty in continuing to obtain non-SMA raw materials and components necessary for the continuation of the Company's business.

                                  COMPETITION

  The Company faces competition from other SMA processors, who compete with the Company in the sale of semi-finished materials (i.e. mostly with the Company's Californian and European operations) and formed components (i.e., with all of Memry's operations). There are several major U.S., European and Japanese companies engaged in the supply or use of SMAs, some of which have substantially greater resources than the Company. Within the U.S., the two major SMA suppliers to both the Company and the industry as a whole are Teledyne Wah Chang and Special Metals Corporation. Each of these companies has substantially greater resources than the Company and could determine that it wishes to compete with the Company in the Company's markets. Special Metals has in fact become a competitor of the Company for semi-finished wire and strip materials. Japanese competitors include Furakawa Electric Co. and Daido, both of which produce SMAs and sell to users in Japan and internationally. The principal European competitors are Memometal, a private French company, Minitubes SA, a private French Nitinol tube supplier, and G. Rau/EuroFlex, a German company with ties to NDC (see below). Within North America, the Company believes that it is the largest single processor of SMAs, accounting for approximately 35% of all SMA consumption. The Company believes that Cordis/Johnson and Johnson, through its subsidiary Nitinol Devices and Components Company (NDC), is the next largest, followed by Shape Memory Alloy Applications, Inc.

  The Company intends to compete, and advance its position, based upon its direct worldwide medical sales activities, and its sales agency alliance with Raychem Corporation, its proprietary intellectual property positions, its knowledge of the processing parameters of the alloys, and unique design and assembly capabilities, particularly in the medical device field. While price and production capability are obviously important, the Company believes that it competes principally on its technological capabilities.

                            PATENTS AND TRADEMARKS

  As part of the Raychem Acquisition, the Company controls five U.S. patents, as well as a variety of foreign patents and domestic and foreign patent applications, relating primarily to the production and utilization of nickel-titanium alloys having superelasticity and shape memory effect. While these acquired patents in no way dominate the entire field of shape memory metals, they do provide the Company with some competitive advantages in the covered uses. In addition, notwithstanding the Company's acquisition of these patents and patent applications as part of the Raychem Acquisition, under certain circumstances the Company is required to license the acquired intellectual property back to Raychem for specified uses. For example, (i) upon the termination of the Company's Sales Agency Agreement with Raychem, Raychem will have a non-exclusive perpetual license to utilize these patents to sell products within specified fields of uses for a specified royalty, and (ii) Raychem has a non-exclusive, transferable perpetual license to utilize these patents in connection with certain intellectual property relating to the medical products market that was not acquired by the Company as part of the Raychem Acquisition. The Company believes that this latter license has been transferred to Medtronic, Inc., a medical products manufacturer (and a customer of the Company), when Medtronic purchased this "excluded" (from the Raychem Acquisition) intellectual property from Raychem during fiscal 1997. The Company also has various other patents and trademarks which, while useful, are not individually material to the Company's operations.

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

                           RESEARCH AND DEVELOPMENT

  During fiscal 2000, the Company spent approximately $1,498,000 on "pure" research and development (i.e., research and development done by the Company at its own cost for purposes of developing future products). In comparison, the Company spent approximately $1,013,000 during fiscal 1999 on "pure" research and development. The Company anticipates modest increases in the amount of "pure" research and development that it undertakes as the Company's growth continues.

  In addition, the Company spent approximately $498,000 during fiscal 2000 on "funded" research contributing to the development of SMA components pursuant to customer and government-sponsored development arrangements. These "funded" research and development costs are borne directly by the U.S. federal government, the European Union, the Flemish regional government (Belgium) and customers of the Company, as applicable, and, for purposes of the Company's financial statements, are part of "costs of revenues," rather than research and development. By comparison, the Company spent approximately $473,000 on "funded" research and development in fiscal 1999, which amount was accounted for as "costs of revenues". The amount of "funded" research and development that the Company will undertake in the future will depend upon its customer's needs, but the Company anticipates it increasing over time as the use of SMAs for various purposes increases.

                                   EMPLOYEES

  As of June 30, 2000, the Company had 210 full-time employees and no part-time employees. Of the full-time employees, 15 were executive or management personnel and 25 were science and research personnel.

  None of the employees are represented by collective bargaining units. The Company believes that its relationship with its employees is generally good.

  In addition, as of June 30, 2000, the Company had approximately 30 "temporary" employees (i.e., employees of temporary manpower companies) working for the Company.



ITEM 2. DESCRIPTION OF PROPERTY

  The Company has a lease, which was renewed as of September 30, 1995, for a term to expire on February 1, 2001, for office and manufacturing space located at 57 Commerce Drive, Brookfield, Connecticut 06804. The premises have a floor area of approximately 24,350 square feet, of which approximately 6,500 square feet is used by the Company for general administrative, executive, and sales purposes, and approximately 17,850 square feet is used for engineering, manufacturing, research and development operations and an environmentally controlled area ("clean room"). The lease provides for an average monthly base rental of approximately $14,000.

  On March 26, 1998, the Company, as sublessee, and Raychem, as sublessor, amended the sublease relating to office and manufacturing space located at 4065 Campbell Avenue, Menlo Park, California 94025 to extend the term of such sublease to September 30, 2001. These premises, formerly used by Raychem, are the principal site of the Company's west coast operations. These premises have a floor area of approximately 28,032 square feet, which is used by the Company for manufacturing, warehousing, general administrative and research and development operations. The lease originally provided for a monthly base rental of approximately $20,740, which amount was raised in October of 1998 to approximately $43,500 (which amount is presently in effect), due to an adjustment for increases in the fair market value of the premises. To accommodate growth in the Company's medical device components business, on March 15, 2000, the Company subleased approximately 10,000 of additional light manufacturing and office space at 4020 Campbell Avenue, Menlo Park, California. The sublease is scheduled to expire on April 14, 2001 and provides for an average monthly base rental of approximately $8,000.

  On October 31, 1998, as part of its acquisition of AMT, the Company, through a subsidiary, acquired a facility located at Daelemveld 1113, B-3540 Herk-de-Stad, Belgium. Memry Europe owns approximately 27,600 square feet of land and a manufacturing and office facility. The single building, in good condition, consists of approximately 3,200 square feet of office space and 12,000 square feet used for manufacturing, warehousing, and research and development. There is an existing mortgage on the building and its assets of 10,000,000 BEF (approximately $237,000).

  Management believes that the existing facilities of the Company are suitable and adequate for the Company's present needs and that the properties are adequately covered by insurance. If the Company is going to be able to meet projected growth requirements, it is likely that the Company will require additional manufacturing and office space over the next several years. In addition, the current leases on the Company's U.S. facilities are all scheduled to expire in the next 13 months. Management is analyzing the facility requirements and reviewing options to determine how to best meet these requirements.

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

                                    PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Effective July 13, 2000, The Company's Common Stock began trading on the American Stock Exchange under the symbol MRY. During the period July 1, 1998 through June 30, 2000, the Company's Common Stock traded on the OTC Bulletin Board under the symbol MRMY. On June 30, 2000, there were approximately 1,117 holders of record of the Company's Common Stock.

The following table sets forth the quarterly high and low closing prices for the common stock as reported by the National Quotations Bureau. OTC Bulletin Board prices are interdealer prices and may not represent actual transactions.

         Fiscal year ended
             June 30                                 2000             1999
             -------                           ---------------  ---------------
                                               High       Low    High       Low
                                               ----       ---    ----       ---
         1st Quarter..........................$2.06      $1.69   $5.00     $3.42
         2nd Quarter.......................... 2.00       1.25    3.88      2.44
         3rd Quarter.......................... 3.31       1.75    3.19      1.53
         4th Quarter.......................... 3.47       2.50    2.00      1.31

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                             RESULTS OF OPERATIONS

  Revenues. Revenues from continuing operations increased 42.9% for the fiscal year ended June 30, 2000, to $26,996,000 from $18,886,000 for the fiscal year ended June 30, 1999, a net increase of $8,110,000. The overall increase in revenue was driven primarily by increased sales of the Company's products to the medical device industry, particularly higher sales of components used in the assembly of medical stents. Revenue from sales to the medical device industry was approximately $19,000,000 in fiscal year 2000, an increase of approximately $7,500,000 over fiscal year 1999 revenue. Revenues include $500,000 received in June, 2000, from United Stenting, Inc. for assistance associated with the development of United Stenting, Inc.'s proprietary Bilflex(TM) stent technology. Approximately $875,000 of the total increase in revenue is attributable to the acquisition of Memry Europe, which was acquired in October of 1998.

In August, 2000, the Company announced that one of its customers had temporarily suspended orders for stent components. This suspension of orders is expected to have a negative impact on revenue for the first half of fiscal 2001.

  Costs and Expenses. Manufacturing costs increased from $11,135,000 in fiscal 1999 to $15,599,000 in fiscal 2000, an increase of $4,464,000, or 40.1%. Of this increase, approximately $520,000 was attributable to the additional sales contributed by the Memry Europe acquisition. The Company's gross margin from sales increased to 40.4% in fiscal year 2000 from 38.5% in fiscal year 1999. This increase was primarily attributable to the increase in sales of higher margin stent components and other medical device components.

  General, selling and administrative ("GSA") expenses increased to $8,695,000 in fiscal 2000 from $7,780,000 in fiscal 1999, an increase of $915,000 or 11.8%. GSA in fiscal 1999 included a one-time charge of approximately $800,000 for severance payments. The increase in GSA is primarily attributable to the 42.9% increase in sales. Depreciation and amortization expenses decreased to $592,000 in fiscal 2000 from $595,000 in fiscal 1999, a decrease of $3,000. Other expense increased from $27,000 in fiscal 1999 to $378,000 in fiscal 2000, an increase of $351,000. The increase is primarily due to an increase in interest expense of approximately $230,000 which is attributable to the higher level of borrowing during the fiscal year ended June 30, 2000 as compared to the fiscal year ended June 30, 1999.

  Income Taxes. The provision for income taxes consists solely of currently payable state taxes for the fiscal years ended June 30, 2000 and 1999. The Company has significant operating loss carryforwards for federal income tax purposes in which the Company utilized a portion of these carryforwards in fiscal 2000.

  Net Income/Loss. As a result of the Company's 42.9% increase in revenues, along with the 40.1% increase in manufacturing costs and 11.8% increase in GSA expenses, and a 136% increase in interest expense, the Company had net income of $1,109,000 during fiscal 2000, as compared to a net loss of $1,349,000, during fiscal 1999. The Company expects net income to increase in future fiscal years as sales increase.

                        LIQUIDITY AND CAPITAL RESOURCES

   In fiscal 1999, the primary capital requirements were to fund acquisitions and additions to property, plant, and equipment and to cover the Company's loss from operations. In fiscal 2000, the primary capital requirements were to fund additions to property, plant, and equipment. The Company has historically satisfied its capital requirements from sales of equity securities and borrowings. During fiscal 2000, net cash provided by operating activities was approximately $2.4 million, net cash provided by financing activities was approximately $2.2 million and net cash used by investing activities was approximately $4.2 million. As a result of the foregoing, the Company held cash and cash equivalents at June 30, 2000 of $1,534,000, an increase of $343,000 from $1,191,000 at the close of fiscal 1999. The Company had positive working capital (current assets less current liabilities) of approximately $1,068,000 at the close of fiscal 2000, compared to positive working capital of approximately $403,000 at the end of fiscal 1999.

Under the terms of the transaction whereby the Company purchased Memry Europe, the Company was obligated to pay an additional $1,046,000 in cash to the shareholders of Memry Europe on October 30, 1999. On September 16, 1999, the Company signed an agreement to convert approximately $455,000 of the obligation to a term loan which matured and was consequently paid on June 30, 2000. On October 29, 1999, the Company paid approximately $258,000 to other former shareholders of Memry Europe. On December 17, 1999, the Company signed an agreement with the holder of approximately $333,000 of such obligation to convert the obligation to a combination of common stock and warrants.

On June 30, 1998, the Company and Webster Bank entered into a Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement and related financing documents and agreements (the "Webster Facility"). Upon entering into the Webster Facility, the Company paid off all amounts outstanding under its prior credit facility with First Union National Bank. The Webster Facility (prior to the amendment described below) included a revolving loan, an equipment loan line of credit and a $500,000 term loan. The term loan is to be repaid in equal monthly installments of principal over its five-year term. The revolving loan provided for borrowings up to the lesser of (a) $3,000,000 or (b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory. The revolving loan requires the payment of a commitment fee equal to .25% per annum of the daily-unused portion of the revolving loan. The equipment loan line of credit provides for equipment financing up to the lesser of $750,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. On June 30, 2000, the Company converted $1,250,000 from the equipment line of credit into a term loan. The Company has the remaining option of converting amounts borrowed under the equipment line of credit to term loans on July 1, 2001.

On November 30, 1999, the Company and Webster Bank reached agreement on an amendment to the Webster Facility. Under the terms of the agreement, the revolving loan now provides for borrowings up to the lesser of (a) $5,000,000 or
(b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory. The equipment loan is amended to provide for equipment financing up to the lesser of $1,250,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. A new term loan in the amount of $1,000,000 was provided with the requirement that not less than $500,000 of the term loan will be used to finance new machinery and equipment purchases. The Company has since satisfied said requirement. The other major provisions of the agreement remain unchanged. At June 30, 2000, an aggregate amount of approximately $5,289,000 was outstanding under the Webster Facility. The Webster Facility is secured by substantially all of the Company's domestic assets.

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

Memry Europe has a primary banking relationship with KBC Bank and Insurance Group of Belgium. As of June 30, 2000, an aggregate of approximately $275,000 was outstanding with KBC in short-term and long-term debt.

The Company has in the past grown through acquisitions (including the acquisition of Wire Solutions, Memry Europe and Raychem Corporation's nickel titanium product line). As part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company's existing businesses. The Company intends to use available cash from operations and authorized but unissued common stock to finance any such acquisitions. The Company does not currently, however, contemplate any material acquisitions for fiscal 2001.

The Company plans to spend between $2.0 and $3.0 million on capital expenditures during the fiscal year ending June 30, 2001, in order to handle its expected increased sales volume of SMA and superelastic materials. The Company expects that it will be able to pay for these expenditures through a combination of cash flow generated through operations, increased borrowings, and sale of stock.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut (provided, however, that assets, revenues, employees, operations and bank accounts attributable to any entity acquired by the Company shall not be considered when determining if the Company has satisfied such requirements so long as such entity (1) was acquired in an arm's length transaction, (2) was not an affiliate of the Company and was not controlled by an affiliate of the Company prior to such acquisition, and (3) had been in existence and operating as a business for at least one year at the time of the acquisition). Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all the Company's Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company. Using $3.31 per share, which was approximately the market price for the Company's common stock on June 30, 2000, as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $8.1 million. To the extent that the current market value of the Company's common stock exceeds $3.31 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to insure that its operations do not move from Connecticut in a manner that would trigger CII's put.

In addition to funding normal operations, it is likely the Company will be required to secure new facilities to house its east coast and west coast operations during fiscal year 2001 and fiscal year 2002. The cost of these moves and associated relocation expenses may be substantial, however the Company believes that the combination of its borrowing facility, its ability to raise equity capital, and what it believes will be material net profits from operations during fiscal year 2001 and fiscal year 2002 will be sufficient to meet the Company's total capital requirements.


               NEW ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS


   In December 1999 the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt

SAB No. 101 when required in the fourth quarter of fiscal year 2001. Management believes the adoption of SAB No. 101 will not have a significant effect on its financial statements.

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

ITEM 7.   FINANCIAL STATEMENTS

  The consolidated financial statements of the Company and the report of independent certified public accountants thereon are set forth on pages F-1 through F-21 hereof.



                         INDEX TO FINANCIAL STATEMENTS

                                                               Page
                                                               ----


INDEPENDENT AUDITOR'S REPORT...............................     F-1
FINANCIAL STATEMENTS
   Consolidated balance sheets.............................     F-2
   Consolidated statements of operations...................     F-3
   Consolidated statements of stockholders' equity.........     F-4
   Consolidated statements of cash flows...................     F-5
   Notes to consolidated financial statements..............     F-7

                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors
Memry Corporation and Subsidiaries
Brookfield, Connecticut


We have audited the accompanying consolidated balance sheets of Memry Corporation and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Memry Corporation and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                         /S/ McGLADREY & PULLEN, LLP


New Haven, Connecticut
August 8, 2000

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                           2000                  1999
                                                                                  -----------------------------------
ASSETS (Note 5)
Current Assets
     Cash and cash equivalents                                                    $   1,534,000         $   1,191,000
     Accounts receivable, less allowance for doubtful accounts $166,000 in
     2000 and $118,000 in 1999 (Note 7)                                               4,192,000             2,238,000
     Inventories (Note 3)                                                             3,700,000             3,182,000
     Prepaid expenses and other current assets                                           36,000                21,000
     Income taxes receivable                                                                  -                89,000
                                                                                  -----------------------------------
         Total Current Assets                                                         9,462,000             6,721,000
                                                                                  -----------------------------------

Property, Plant and Equipment, net (Notes 4 and 9)                                    7,504,000             5,316,000
                                                                                  -----------------------------------
Other Assets
     Patents and patent rights, less accumulated amortization $598,000 in
     2000 and $462,000 in 1999                                                        1,466,000             1,605,000
     Goodwill, less accumulated amortization of $646,000 in 2000
     and $386,000 in 1999                                                             3,823,000             4,465,000
     Deferred financing costs                                                            15,000                29,000
     Deposits                                                                           273,000                46,000
                                                                                  -----------------------------------
                                                                                      5,577,000             6,145,000
                                                                                  -----------------------------------

                                                                                  $  22,543,000         $  18,182,000
                                                                                  ===================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable and accrued expenses (Note 13)                                  4,649,000             2,662,000
     Notes payable (Note 5)                                                           3,617,000             2,571,000
     Current maturities of capital lease obligations (Note 9)                            24,000                39,000
     Acquisition liability (Note 2)                                                           -             1,046,000
     Income taxes payable                                                               104,000                     -
                                                                                  -----------------------------------
     Total Current Liabilities                                                        8,394,000             6,318,000
                                                                                  -----------------------------------

Capital Lease Obligations, less current maturities (Note 9)                              57,000                36,000
Notes Payable, less current maturities (Note 5)                                       1,992,000               862,000
                                                                                  -----------------------------------
                                                                                      2,049,000               898,000
                                                                                  -----------------------------------

Commitments and Contingencies (Notes 9 and 11)

Stockholders' Equity (Notes 5 and 6)
     Common stock                                                                       211,000               208,000
     Additional paid-in capital                                                      44,386,000            43,832,000
     Accumulated deficit                                                            (31,435,000)          (32,544,000)
     Accumulated other comprehensive loss                                            (1,062,000)             (530,000)
                                                                                  -----------------------------------
                                                                                     12,100,000            10,966,000
                                                                                  -----------------------------------
                                                                                  $  22,543,000         $  18,182,000
                                                                                  ===================================

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2000 and 1999

---------------------------------------------------------------------------------------------------------------------

                                                                                       2000                      1999
                                                                        ---------------------------------------------
Revenues
 Product sales (Note 7)                                                 $        26,064,000      $         18,164,000
 Research and Development                                                           932,000                   722,000
                                                                        ---------------------------------------------
                                                                                 26,996,000                18,886,000
                                                                        ---------------------------------------------
Cost of Revenues
 Manufacturing (Note 8)                                                          15,599,000                11,135,000
 Research and development                                                           498,000                   473,000
                                                                        ---------------------------------------------
                                                                                 16,097,000                11,608,000
                                                                        ---------------------------------------------

          Gross profit                                                           10,899,000                 7,278,000
                                                                        ---------------------------------------------

Operating Expenses
 General, selling and administrative (Notes 9, 11 and 13)                         8,695,000                 7,780,000
 Depreciation and amortization                                                      592,000                   595,000
                                                                        ---------------------------------------------
                                                                                  9,287,000                 8,375,000
                                                                        ---------------------------------------------

          Operating income (loss)                                                 1,612,000                (1,097,000)
                                                                        ---------------------------------------------

Other Income (Expense)
 Interest expense (Note 5)                                                         (401,000)                 (170,000)
 Interest income                                                                     23,000                    78,000
 Other income                                                                             -                    65,000
                                                                        ---------------------------------------------
                                                                                   (378,000)                  (27,000)
                                                                        ---------------------------------------------

          Income (loss) before income taxes                                       1,234,000                (1,124,000)

Provision for income taxes (Note 10)                                                125,000                   225,000
                                                                        ---------------------------------------------

          Net income                                                    $         1,109,000      $         (1,349,000)
                                                                        =============================================

Basic earnings (loss) per share                                         $              0.05      $              (0.07)
                                                                        =============================================

Diluted earnings (loss) per share                                       $              0.05      $              (0.07)
                                                                        =============================================

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 30, 2000 and 1999
--------------------------------------------------------------------------------

                                             Common Stock                                           Accumulated
                                        ---------------------       Additional                       Other Comp-
                                        Shares           Par         Paid-in       Accumulated       rehensive
                                        Issued          Value         Capital         Deficit           Loss            Total
                                      -------------------------------------------------------------------------------------------
Balance, June 30, 1998                 19,949,169    $  199,000    $  41,121,000   $ (31,195,000)   $           -    $ 10,125,000

    Issuance of common stock              877,164         9,000        2,711,000               -                -       2,720,000

    Comprehensive loss:
        Net loss                                -             -                -      (1,349,000)               -      (1,349,000)
        Foreign currency
          translation adjustments               -             -                -               -         (530,000)       (530,000)
                                                                                                                     ------------
        Total comprehensive loss                -             -                -               -                -      (1,879,000)
                                      -------------------------------------------------------------------------------------------

Balance, June 30, 1999                 20,826,333       208,000       43,832,000     (32,544,000)        (530,000)     10,966,000

    Issuance of common stock
      and warrants                        304,143         3,000          554,000               -                -         557,000

    Comprehensive income:
        Net income                              -             -                -       1,109,000                -       1,109,000
        Foreign currency
          translation adjustments               -             -                -               -         (532,000)       (532,000)
                                                                                                                     ------------
        Total comprehensive income              -             -                -               -                -         577,000
                                      -------------------------------------------------------------------------------------------

Balance, June 30, 2000                 21,130,476    $  211,000    $  44,386,000   $ (31,435,000)   $  (1,062,000)   $ 12,100,000
                                      ===========================================================================================

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2000 and 1999
------------------------------------------------------------------------------------------------------------------------

                                                                                          2000                  1999
                                                                                ----------------------------------------
Cash Flows from Operating Activities
  Net income (loss)                                                              $     1,109,000      $     (1,349,000)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Provision for loss on note receivable                                                    -               325,000
      Depreciation and amortization                                                    1,748,000             1,217,000
      Gain (loss) on disposal of assets                                                    6,000                (7,000)
      Compensation paid by issuance of common stock                                      151,000               103,000
      Warrants issued related to settlement of acquisition liability                      39,000                     -
      Change in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                    (1,998,000)            1,588,000
        Increase in inventories                                                         (564,000)             (683,000)
        (Increase) decrease in prepaid expenses and other current assets                (273,000)               30,000
        (Increase) decrease in other assets                                              (10,000)               56,000
        Increase in income taxes payable/receivable                                      193,000               (89,000)
        Increase in accounts payable and accrued expenses                              2,049,000               133,000
                                                                               -----------------      ----------------
            Net cash provided by operating activities                                  2,450,000             1,324,000
                                                                               -----------------      ----------------

Cash Flows from Investing Activities
  Purchases of equipment                                                              (3,528,000)           (1,632,000)
  Cash paid related to settlement of acquisition liability                              (713,000)                    -
  Purchase of AMT and Wire Solutions                                                           -            (1,533,000)
  Proceeds from sales of equipment                                                             -               310,000
                                                                               -----------------      ----------------
            Net cash used in investing activities                                     (4,241,000)           (2,855,000)
                                                                               -----------------      ----------------

Cash Flows from Financing Activities
  Proceeds from sale of common stock, net                                                 34,000               133,000
  Proceeds from notes payable                                                          1,000,000                     -
  Net increase in revolving loans payable                                              1,817,000             2,288,000
  Principal payments on notes payable                                                   (607,000)             (304,000)
  Principal payments on capital lease obligations                                        (45,000)              (35,000)
                                                                               -----------------      ----------------
            Net cash provided by financing activities                                  2,199,000             2,082,000
                                                                               -----------------      ----------------

Effect of foreign currency exchange rate changes on cash and
  cash equivalents                                                                       (65,000)             (549,000)
                                                                               -----------------      ----------------

            Increase in cash and cash equivalents                                        343,000                 2,000

Cash and cash equivalents, beginning of year                                           1,191,000             1,189,000
                                                                               -----------------      ----------------

Cash and cash equivalents, end of year                                           $     1,534,000      $      1,191,000
                                                                               =================      ================

Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                                                     $       374,000      $        155,000
                                                                               =================      ================

  Cash payments (refunds) for income taxes                                       $       (68,000)     $        145,000
                                                                               =================      ================

MEMRY CORPORATION AND SUBSIDIARIES

Years Ended  June 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                           2000                 1999
                                                                                ------------------------------------
Supplemental Schedule of Noncash Investing and Financing Activities
  Acquisition of AMT:
   Cash purchase price                                                           $            -     $      1,298,000
                                                                                ====================================
   Fair value of assets acquired
     Accounts receivable                                                         $            -     $        575,000
     Notes receivable                                                                         -              525,000
     Inventory                                                                                -              187,000
     Goodwill                                                                                 -            3,743,000
     Property and equipment                                                                   -            2,012,000
     Other                                                                                    -               22,000
                                                                                ------------------------------------
                                                                                              -            7,064,000
   Less
     Common stock issued                                                                      -           (2,363,000)
     Acquisition liability                                                                    -           (1,046,000)
     Liabilities assumed                                                                      -           (2,357,000)
                                                                                ------------------------------------
                                                                                 $            -     $      1,298,000
                                                                                ====================================
  Acquisition of Wire Solutions, Inc.:
   Cash purchase price                                                           $            -     $        235,000
                                                                                ====================================
   Fair value of assets acquired
     Accounts receivable                                                         $            -     $         26,000
     Goodwill                                                                                 -              353,000
     Property, plant and equipment                                                            -                1,000
                                                                                ------------------------------------
                                                                                              -              380,000

   Less
     Common stock issued                                                                      -             (121,000)
     Liabilities assumed                                                                      -              (24,000)
                                                                                ------------------------------------
                                                                                 $            -     $        235,000
                                                                                ====================================

  Common stock issued in connection with settlement of acquisition liability     $      333,000     $              -
                                                                                ====================================
  Capital lease obligation incurred for equipment                                $       61,000     $         21,000
                                                                                ====================================
  Conversion of revolving loans payable to equipment term loan                   $    1,250,000     $        668,000
                                                                                ====================================

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and 1999
--------------------------------------------------------------------------------


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

Principles of  consolidation
----------------------------

The financial statements include the accounts of Memry Corporation ("Memry") and its wholly owned subsidiary, Memry Holdings, S.A. and its wholly-owned subsidiary, Memry Europe, N.V. (collectively, the "Company"). Memry Holdings, S.A. is a holding company whose principal asset consists of an investment in its wholly owned subsidiary, Memry Europe, N.V. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Currency Exchange and Translation
-----------------------------------------

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year.
Gains and losses resulting from changes in exchange rates from year to year have been reported in comprehensive income (loss). The effect on the consolidated statements of operations of foreign currency transaction gains and losses is insignificant.

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2000 and 1999
--------------------------------------------------------------------------------


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

Included in product sales for the year ended June 30, 2000 is approximately $500,000 in royalties earned in connection with an agreement with an unrelated party. The provisions of the agreement stipulate that Memry is to receive a royalty on sales of products which use certain technology. The maximum royalties to be earned under the agreement totals $2.5 million.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of fiscal year 2001. Management believes the adoption of SAB No. 101 will not have a significant effect on its financial statements.

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

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2000 and 1999
--------------------------------------------------------------------------------


Research and development expense
--------------------------------

The Company incurred research and development expense relating to its own internal products as well as the development of future products for the years ended June 30, 2000 and 1999 aggregating approximately $1,498,000 and $1,013,000, respectively.

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

Earnings per share
------------------

Basic earnings (loss) per share amounts are computed by dividing net income
(loss) by the weighted-average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share.

For the periods presented, there were no items which changed net income (loss) as presented in the consolidated statements of operations and the amounts used to compute basic and diluted earnings (loss) per share. The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings (loss) per share. For the year ended June 30, 1999, common stock equivalents have been excluded from the computation of the net loss per share because inclusion of such equivalents is anti-dilutive.

                                                                    2000           1999
                                                            --------------------------------
         Weighted average number of basic shares
             outstanding                                          20,993,850      20,297,134
         Effect of dilutive securities:
             Warrants                                                666,953          -
             Options                                                 339,644          -
                                                            --------------------------------

         Weighted average number of fully diluted
             shares outstanding                                   22,000,447      20,297,134
                                                            ================================

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2000 and 1999
--------------------------------------------------------------------------------


Note 2.  Business Combinations

The Company purchased Advanced Materials and Technologies, n.v. ("AMT") and the assets of Wire Solutions, Inc. on October 30, 1998 and March 19, 1999, respectively. Details of the transactions, which were accounted for as purchases, are as follows:

A summary of the purchase payments in connection with the acquisitions is as follows:

                                                                                   Wire
                                                                                Solutions,
                                                                   AMT             Inc.
                                                              --------------------------------


            Cash paid to sellers at closing                   $    1,040,000   $     209,000
            Issuance of 675,000 shares of common
               stock to sellers                                    2,363,000            -
            Issuance of 62,500 shares of common
               stock to sellers                                         -            121,000
            Acquisition liability                                  1,046,000            -
            Acquisition costs                                        258,000          26,000
                                                              ------------------------------
                                                              $    4,707,000   $     356,000
                                                              ==============================

A summary of the net assets acquired in connection with the acquisitions is as follows:

                                                                                     Wire
                                                                                  Solutions,
                                                                     AMT             Inc.
                                                              ------------------------------

              Assets acquired
                 Accounts receivable                          $      575,000    $     26,000
                 Notes receivable                                    525,000            -
                 Inventory                                           187,000            -
                 Goodwill                                          3,743,000         353,000
                 Property, plant and equipment                     2,012,000           1,000
                 Other                                                22,000            -
              Liabilities assumed                                 (2,357,000)        (24,000)
                                                              ------------------------------
                                                              $    4,707,000    $    356,000
                                                              ==============================

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2000 and 1999
--------------------------------------------------------------------------------

Note 3.  Inventories

Inventories at June 30, 2000 and 1999, are summarized as follows:

                                                                             2000            1999
                                                                     ---------------------------------
                 Raw materials and supplies                          $   1,109,000      $      690,000
                 Work-in-process                                         1,517,000           1,789,000
                 Finished goods                                          1,509,000           1,304,000
                 Allowance for slow-moving and obsolete inventory         (435,000)           (601,000)
                                                                     ---------------------------------
                                                                     $   3,700,000      $    3,182,000
                                                                     =================================

The decrease in the allowance for slow-moving and obsolete inventory in fiscal 2000 resulted from the actual disposition of certain inventory and had no effect on earnings for the year ended June 30, 2000.

Note 4.  Property, Plant and Equipment

Property, plant and equipment at June 30, 2000 and 1999, is summarized as follows:

                                                                       2000            1999
                                                               ----------------------------------
           Land and building                                   $        483,000   $     483,000
           Furniture and fixtures                                     2,196,000       1,475,000
           Tooling and equipment                                      8,145,000       5,802,000
           Leasehold improvements                                       588,000         247,000
                                                               ----------------------------------
                                                                     11,412,000       8,007,000
           Less accumulated depreciation and amortization             3,908,000       2,691,000
                                                               ----------------------------------
                                                               $      7,504,000   $   5,316,000
                                                               ==================================

Note 5.  Notes Payable

Notes payable consist of the following at June 30, 2000 and 1999:


                                                                                             2000            1999
                                                                                      --------------------------------
           Revolving loan payable pursuant to June 30, 1998
             credit facility, interest payable monthly at the prime rate plus .75%
             (10.25% and 8.75% at June 30, 2000 and 1999), due
             June 30, 2001.                                                           $  2,367,000    $   1,800,000

           Term note payable to a bank pursuant to June 30, 1998
             credit facility, due in monthly installments of $8,333,
             plus interest at 8.75% per annum, due June 30, 2003.                          308,000          408,000

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                            2000             1999
                                                                                      ----------------------------------
           Equipment loan payable pursuant to June 30, 1998 credit
             facility, due in monthly installments of $18,555, plus
             interest at prime plus .75% (10.25% and 8.75% at June 30,
             2000 and 1999), due June 30, 2002.                                               464,000         668,000

           Equipment loan payable pursuant to amended June 30, 1998
             credit facility, due in monthly installments of $16,667,
             plus interest at prime plus .75% (10.25% at June 30, 2000),
             due January 1, 2005.                                                             900,000               -

           Equipment loan payable pursuant to amended June 30, 1998
             credit facility, due in monthly installments of $34,722,
             plus interest at prime plus .75% (10.25% at June 30,
             2000), due June 30, 2003.                                                      1,250,000               -

           Mortgage note payable to a bank, due July 14, 2000 plus
             accrued interest at 4.88% per annum.                                             237,000               -

           Term note payable to a bank, due in annual installments
             including interest at 9.75%, due February 21, 2001.                               45,000          88,000

           Term note payable to a bank due in monthly installments
             plus interest at 5.70%, due October 10, 2001                                      38,000          72,000

           Term note payable to Swissmetal, due on November 30,
             1999 plus accrued interest at 5% per annum.                                            -         128,000

           Mortgage note payable to a bank, due July 14, 1999 plus
             accrued interest at 9.09% per annum.                                                   -         256,000

           Term note payable to a bank, due in annual installments
             plus interest at 6.92%, due on August 5, 1999.                                         -          13,000
                                                                                      ----------------------------------
                                                                                            5,609,000       3,433,000
           Less current maturities                                                          3,617,000       2,571,000
                                                                                      ----------------------------------

                                                                                      $     1,992,000   $     862,000
                                                                                      ==================================

Future maturities of notes payable at June 30, 2000 are as follows:

                         2001                    $   3,617,000
                         2002                          967,000
                         2003                          717,000
                         2004                          208,000
                         2005                          100,000
                                                ---------------
                                                 $   5,609,000
                                                ===============

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2000 and 1999
--------------------------------------------------------------------------------

The credit facility entered into on June 30, 1998 includes a revolving loan, a line of credit and a $500,000 term loan. During the year ended June 30, 2000, the credit facility was amended to provide for revolving loan borrowings up to the lesser of $5,000,000 or the sum of (a) 80% of eligible accounts receivable and (b) the lesser of $1 million or 35% of eligible inventory; and for the payment of a commitment fee equal to .25% per annum of the daily unused portion of the revolving loan. In addition, the amended agreement provides for an additional term loan up to $1,000,000 to be used for the purchase of eligible equipment. The line of credit was also amended to provide for equipment financing up to the lesser of $1,250,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. The Company, on July 1 of each year through 2001, has the option of converting amounts borrowed under the line of credit to term loans. On June 30, 2000 and 1999, the Company converted $1,250,000 and $668,000, respectively, from the equipment line of credit into a term loan. This credit facility is secured by substantially all the assets of the Company.

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

Note 6.  Capital Stock

Common stock

On June 30, 2000 and 1999, the Company had 40,000,000 and 30,000,000 authorized shares of common stock, par value $0.01 per share, of which there were 21,130,476 and 20,826,333 shares issued and outstanding at June 30, 2000 and 1999, respectively.

During the years ended June 30, 2000 and 1999, 61,000 and 38,000 shares of common stock at an aggregate price of $123,000 and $99,000, respectively, were issued to Company directors as compensation. In addition, during the years ended June 30, 2000 and 1999, 32,000 and 102,000 shares of common stock were issued at an aggregate price of $34,000 and $133,000, respectively, through the exercise of options and warrants. During the year ended June 30, 2000, 15,000 shares at an aggregate price of $28,000 were issued as compensation to an outside consultant. Also during the year ended June 30, 2000, the Company issued 196,000 shares of common stock and 39,000 warrants at an aggregate price of $372,000 in connection with the settlement of a contingent liability related to the purchase of AMT. Compensation expense recognized for the issuance of shares of common stock was calculated utilizing the fair market value of the common stock at the date of issuance. The value of the common stock issued in connection with the settlement of the contingent liability was calculated utilizing the fair market value of the common stock at the date of issuance. Also, the value of the warrants related to this transaction were calculated utilizing the Black-Scholes pricing model.

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2000 and 1999
--------------------------------------------------------------------------------


Common stock reserved for issuance at June 30, 2000, is as follows:



                                                                 Number of
                                                                  Shares
                                                              -------------


               For exercise of outstanding warrants              1,461,772
               For exercise of stock options                     2,969,834
                                                              -------------
                                                                 4,431,606
                                                              =============

Various agreements with a certain investor provide that upon the occurrence of specified events, primarily should the Company cease to maintain its principal offices within the State of Connecticut, the investor would have the right to put all securities of the Company held by the investor at that time for a price equal to the greater of the then current market price per share of such securities or $2 per share, less, if warrants are being held by such investor at such time, the aggregate amount of the unpaid exercise prices of all such warrants. Using $3.31 per share, which is the market price per share at June 30, 2000, as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $8,076,000. This put option expires on the date the investor ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it. If the investor were to have the right to put its securities and were to choose to exercise that right, such an event would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to the investor. However, the Company has the ability to insure that its operations do not move from Connecticut.

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

During the year ended June 30, 1998, the Company adopted the Memry Corporation Long-term Incentive Plan (the "1997 Plan). Under the 1997 Plan, incentive and non-qualified options may be granted to employees and non-employee directors under terms similar to the 1994 Plan. Also, under the 1997 Plan, Stock Appreciation Rights ("SARs"), Limited Stock Appreciation Rights ("Limited SARs"), restricted stock, and performance shares may be granted to employees. With respect to SARs, upon exercise, the Company must pay to the employee the difference between the current market value of the Company's common stock and the exercise price of the SARs. The SARs terms are determined at the time of each individual grant. However, if SARs are granted which are related to an incentive stock option, then the SARs will contain similar terms to the related option. Limited SARs may be granted in relation to any option or SARs granted. Upon exercise, the Company must pay to the employee the difference between the current market value of the Company's common stock and the exercise price of the related options or SARs. Upon the exercise of SARs or Limited SARs, any related option or SARs outstanding will no longer be exercisable.

Restricted shares of common stock may also be granted to employees for no consideration. The terms of the restriction are determined at the time of each individual grant. Generally, if employment is terminated during the restricted period, the participant must forfeit any stock still subject to restriction. Performance shares are granted to

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continue
June 30, 2000 and 1999
--------------------------------------------------------------------------------


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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established standards for stock-based compensation plans under which employees receive shares of stock or other equity instruments, such as stock options or warrants, of the employer. This Statement provides for a fair value based method of expense recognition for stock-based compensation plans and encourages, but does not require, entities to adopt this method in place of other existing generally accepted accounting principles. As permitted by SFAS No. 123, for options granted where the exercise price at date of grant is equal to or exceeds the fair market value of the Company's stock, the Company has elected to continue under existing generally accepted accounting principles and to account for the options granted under APB Opinion No. 25, and accordingly, no compensation cost has been recognized in the consolidated statements of operations for grants under the option plan. Had compensation cost for the stock option plans been recognized based on the grant date fair values of awards, the method described in SFAS No. 123, the reported net income (loss) would have been increased/decreased to the pro forma amounts shown below:


                                                     2000            1999
                                                 ------------------------------

     Net income (loss):
       As reported                                $    1,109,000   $ (1,349,000)
                                                 ==============================


       Pro forma                                  $      843,000   $ (1,845,000)
                                                 ==============================


     Basic earnings per share:
       As reported                                $         0.05   $      (0.07)
                                                 ==============================


       Pro forma                                  $         0.04   $      (0.09)
                                                 ==============================


     Diluted earnings per share:
       As reported                                $         0.05   $      (0.07)
                                                 ==============================


       Pro forma                                  $         0.04   $      (0.09)
                                                 ==============================


The fair value of each grant, used to determine the proforma information above, is estimated at the grant date using the fair value option-pricing model with the following weighted average assumptions for grants awarded during the years ended June 30, 2000 and 1999:

                                                              2000        1999
                                                         ----------------------

     Dividend rate                                               -          -
     Risk free interest rate                                  6.39%        5.82%
     Weighted average expected lives, in years                   4            4
     Price volatility                                         35.9%       111.6%

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2000 and 1999
--------------------------------------------------------------------------------



A summary of the status of the Company's stock option plans at June 30, 2000 and 1999, and changes during the years then ended, is as follows:

                                                                                    Weighted
                                                                                    Average
                                                Shares                              Exercise
                                               Reserved    Options Outstanding       Price
                                            --------------------------------------------------

             Balance, June 30, 1998            3,056,000         1,543,000           $    2.63
                Canceled                                           (83,290)          $    2.69
                Granted                                            216,466           $    2.05
                Exercised                                          (82,166)          $    1.60
                                            --------------------------------------------------

             Balance, June 30, 1999            2,973,834         1,594,010           $    2.60
                Canceled                                          (298,529)          $    3.48
                Granted                                            996,772           $    2.25
                Exercised                                           (4,000)          $    1.78
                                            --------------------------------------------------

             Balance, June 30, 2000            2,969,834         2,288,253           $    2.34
                                            ==================================================

At June 30, 2000 and 1999, 932,641 and 764,037 (weighted average exercise price of $2.06 and $2.12) of the outstanding options were exercisable, respectively. The weighted-average grant date fair value per option of options granted during the years ended June 30, 2000 and 1999 was $0.85 and $1.31, respectively. For the years ended June 30, 2000 and 1999, all options granted carried an exercise price equal to the fair market value of the Company's stock at the date of grant.

A further summary of options outstanding at June 30, 2000, is as follows:

                                           Options Outstanding                                 Options Exercisable
                        --------------------------------------------------------     ------------------------------------

                                                Weighted-
                                                 Average            Weighted-                                Weighted-
                                                Remaining            Average                                  Average
  Range of Exercise          Number            Contractual           Exercise                Number          Exercise
        Prices            Outstanding        Life (In Years)          Price                Exercisable         Price
  -----------------------------------------------------------------------------------------------------------------------
    $.90 to $4.00          2,288,253                4               $   2.34                  932,641       $   2.06

Warrants
--------

The Company has also issued stock warrants to employees and others. The cost charged to operations for warrants granted in connection with the settlement of the contingent liability relating to the purchase of AMT was $39,000 during the year ended June 30, 2000. The compensation cost charged to operations for warrants granted to employees was $5,000 during the year ended June 30, 1999.

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2000 and 1999
--------------------------------------------------------------------------------

The following table summarizes warrants outstanding at June 30, 2000 and 1999, and the changes in warrants during the years then ended:

                                                                              Weighted-
                                                                               Average
                                                Shares         Warrants        Exercise
                                               Reserved      Outstanding        Price
                                            ---------------------------------------------
                Balance, June 30, 1998          1,470,602        1,470,602       $   1.13
                    Canceled                                             -       $      -
                    Granted                                              -       $      -
                    Exercised                                      (20,000)      $   0.01
                                            ---------------------------------------------

                Balance, June 30, 1999          1,450,602        1,450,602       $   1.15
                    Canceled                                      (116,667)      $   2.00
                    Granted                                         39,170       $   2.00
                    Exercised                                      (28,000)      $   0.97
                                            ---------------------------------------------

                Balance, June 30, 2000          1,461,772        1,345,105       $   1.10
                                            =============================================

A further summary of warrants outstanding at June 30, 2000 is as follows:

                                       Warrants Outstanding                   Warrants Exercisable
                        ----------------------------------------------    ------------------------------

                                            Weighted-
                                             Average        Weighted-                         Weighted-
                                            Remaining        Average                           Average
      Range of Exercise       Number       Contractual       Exercise            Number       Exercise
           Prices          Outstanding   Life (In Years)      Price           Exercisable       Price
      --------------------------------------------------------------------------------------------------
        $.85 to $2.00       1,345,105          1.74         $   1.10            1,345,105     $   1.10

Note 7.  Major Customers

Product sales revenue for the years ended June 30, 2000 and 1999, includes sales to major customers, each of which accounted for greater than 10% of the total sales of the Company. A summary of sales to these customers during the years ended June 30, 2000 and 1999, and accounts receivable from these customers at June 30, 2000 and 1999, is as follows:

                                         2000                                     1999
                          ------------------------------------    -------------------------------------
                                                   Accounts                                Accounts
           Customer              Sales            Receivable             Sales            Receivable
      -----------------   ------------------------------------    -------------------------------------
        Company A         $       5,663,000       $    117,000    $       7,909,000       $     817,000
        Company B                 7,435,000          1,286,000            6,290,000             753,000
        Company C                 4,538,000          1,022,000               23,000              11,000
                          ------------------------------------    -------------------------------------
                          $      17,636,000       $  2,425,000    $      14,222,000       $   1,581,000
                          ====================================    =====================================

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2000 and 1999
--------------------------------------------------------------------------------

Sales to Company A through February 2000 were made under a private label/distribution agreement wherein Company A became the exclusive distributor of certain products. In February 2000, this agreement was replaced by a sales agency agreement wherein Company A became the exclusive sales agent for certain commercial industrial products for an initial term expiring on June 30, 2004.

Company A and B are divisions of the same parent company and controlled and operated under common ownership.

Note 8.  Major Suppliers

The Company currently purchases a significant portion of raw materials from two suppliers. However, management believes that several other suppliers could provide similar materials on comparable terms without significantly impacting shipping or sales.

Note 9.  Leases

The Company leases its Connecticut and California manufacturing and office facilities under operating leases. The lease on the Connecticut facility expires in February 2001 and the lease on the principal California facility expires in September 2001. The Company also leases certain equipment under noncancelable leases which have been recorded as capital leases and are included in the accompanying consolidated balance sheets under the caption "Property, Plant and Equipment".

Future minimum lease payments under capital leases and significant noncancelable operating leases, with remaining terms of one year or more, are as follows at June 30, 2000:

                                                                  Capital         Operating
                                                                   Leases           Leases
                                                            ----------------------------------


           2001                                             $       28,000        $   525,000
           2002                                                     25,000            126,000
           2003                                                     18,000            120,000
           2004                                                     11,000            116,000
           Thereafter                                                9,000             96,000
                                                            ----------------      ------------
                                                                    91,000        $   983,000
                                                                                  ============
           Less amount representing interest                        10,000
                                                            ----------------
           Present value of future minimum lease payments           81,000
           Less current maturities                                  24,000
                                                            ----------------
                                                            $       57,000
                                                            ================

Rent expense under operating leases for the years ended June 30, 2000 and 1999, approximated $935,000 and $770,000, respectively.

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2000 and 1999
--------------------------------------------------------------------------------

Note 10. Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance of $11.2 million and $11.5 million has been recognized at June 30, 2000 and 1999, respectively, to reflect the estimated amount of operating loss carryforwards and temporary differences which may not be realized, due to the absence of sustained profitability of the Company. The approximate effect of carryforwards and temporary differences that give rise to deferred tax assets and liabilities at June 30, 2000 and 1999, is as follows:

                                                                         2000           1999
                                                            -----------------------------------
        Deferred tax assets:
           Allowance for doubtful accounts                  $      185,000       $      120,000
           Inventory reserves                                      140,000              242,000
           Capitalization of inventory costs                       710,000              635,000
           Vacation accruals                                       137,000              112,000
           Research and development credit carryforwards            81,000              126,000
           Net operating loss carryforwards                      9,921,000           10,305,000
                                                            -----------------------------------
               Total deferred tax assets                        11,174,000           11,540,000
           Valuation allowance                                 (11,174,000)         (11,540,000)
                                                            -----------------------------------
               Net deferred tax assets                      $            -       $            -
                                                            ===================================

The provision for income taxes consists of the following:

                                                      2000           1999
                                                 -------------------------------
                        Current:
                           State                 $    125,000   $      225,000
                                                 -------------------------------
                                                 $    125,000   $      225,000
                                                 ===============================

Income (loss) before income taxes consists of:

                                                      2000               1999
                                                 -----------------------------------
                        Domestic                 $     2,017,000      $     (444,000)
                        Foreign                         (783,000)           (680,000)
                                                 -----------------------------------
                                                 $     1,234,000      $   (1,124,000)
                                                 ===================================

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2000 and 1999
--------------------------------------------------------------------------------

A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to the income (loss) before taxes) to the provision for income taxes as reported in the consolidated statements of operations is as follows:

                                                         2000                        1999
                                                -----------------------------------------------------
        Provision (benefit) for income
           taxes at  statutory Federal rate     $    420,000         34%       $   (382,000)      (34)%
        Increase (decrease) resulting from:
           State corporation income tax, net of
             federal tax benefit                      71,000          6%            148,000        13%
           (Decrease) increase in valuation
             allowance for deferred taxes           (366,000)       (30)%           459,000        41%
                                                -----------------------------------------------------
               Provision for income taxes       $    125,000         10%       $    225,000        20%
                                                =====================================================

At June 30, 2000, the Company has Federal and state net operating loss carryforwards for income tax purposes, which expire as follows:

                                Federal                               State
                       ---------------------------         ----------------------------
                           Year         Amount                  Year         Amount
                       ---------------------------         ----------------------------
                           2003    $     450,000                2000    $   1,246,000
                           2004        1,859,000                2001        2,119,000
                           2005        2,842,000                2002        1,732,000
                           2006        4,669,000                        ---------------
                           2007        3,237,000                        $   5,097,000
                           2008        1,956,000                        ===============
                           2009        3,120,000
                           2010        2,497,000
                           2011        2,619,000
                                   ---------------
                                   $  23,249,000
                                   ===============

Also, the Company has foreign net operating loss carryforwards of $4,201,000, which do not expire.

In addition, the Company has tax credit carryforwards available to offset future taxable income aggregating approximately $81,000 which expire in various amounts from 2001 through 2008.

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2000 and 1999
--------------------------------------------------------------------------------


Note 11. Commitments

401(K) Plan
-----------

During the years ended June 30, 2000 and 1999, Company contributions to its 401(k) profit sharing and savings plan approximated $69,000 and $74,000, respectively.

Bonus Plan
----------

The Company has a bonus plan under which its employees may earn a bonus based on various earnings measures. The actual payment of bonuses is subject to annual approval by the Board of Directors. Expenses recognized under this plan were approximately $600,000 and $60,000, for the years ended June 30, 2000 and 1999, respectively.

Note 12. Operating Segments

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

                          2000           United States       Europe        Consolidated
                          ----         -------------------------------------------------
             Total revenues             $   25,144,000    $  1,852,000     $  26,996,000
             Operating income (loss)         2,378,000        (766,000)        1,612,000
             Identifiable assets            16,792,000       5,751,000        22,543,000


                          1999           United States       Europe         Consolidated
                          ----         ---------------------------------------------------
             Total revenues             $   17,912,000    $    974,000     $  18,886,000
             Operating loss                   (366,000)       (731,000)       (1,097,000)
             Identifiable assets            12,375,000       5,807,000        18,182,000

See Note 7 for sales to major customers.

Note 13. Severance

During the fourth quarter of the year ended June 30, 1999, the Company terminated 6 employees and thereafter entered into various severance agreements with such employees. These employees held management positions while employed at the Company. For the year ended June 30, 1999, $784,000 was charged to operations and is included in accrued expenses at June 30, 1999 in the accompanying consolidated financial statements relating to these benefits.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1--Election of Directors," "--Executive Officers of the Company" and "--Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2000.

ITEM 10.  EXECUTIVE COMPENSATION

   The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1--Election of Directors--Compensation of Directors" and "--Executive Compensation" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2000.

ITEM 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

   The information required by this Item is incorporated herein by reference to the section entitled "Proposal No. 1--Election of Directors--Certain Relationships and Transactions" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

                                 EXHIBIT INDEX


------------------------------------------------------------------------------------------------------------------------------------
Exhibit
Number                                            Description of Exhibit
------------------------------------------------------------------------------------------------------------------------------------
          3.1  Certificate of Incorporation of the Company, as amended..........................................    (13)
          3.2  By-Laws of the Company, as amended...............................................................     (5)
          3.3  Amendment Number 1 to By-Laws of the Company, as amended.........................................     (9)
         10.1  Lease Agreement, dated January 24, 1991 between the Company and Brookfield Commerce relating
               to 57 Commerce Drive, Brookfield, CT.............................................................     (1)

------------------------------------------------------------------------------------------------------------------------------------
Exhibit
Number                                            Description of Exhibit
------------------------------------------------------------------------------------------------------------------------------------
         10.2  Employee Non-Disclosure agreement, dated as of October 18, 1994, between the Company and
               James G. Binch......................................................................................  (2)
         10.3  Convertible Subordinated Debenture Purchase Agreement, dated as of December 22, 1994, between the Company and CII.........................................................................  (5)
         10.4  First Amendment to Convertible Subordinated Debenture Purchase Agreement, dated October 11,
               1995, between the Company and CII...................................................................  (3)
         10.5  First Addendum to Stock Subscription Warrant (re: Warrant No. 94-4), dated October 11, 1995, made by the Company and agreed to by CII............................................................  (3)
         10.6  First Addendum to Stock Subscription Warrant (re: Warrant No. 94-5), dated October 11, 1995, made by the Company and agreed to by CII............................................................  (3)
         10.7  Second Amendment to Convertible Subordinated Debenture Purchase Agreement, dated as of June
               28, 1996, between the Company and CII...............................................................  (5)
         10.8  Amended and Restated Class I Warrant Certificate (Warrant Certificate No. 94-4A) issued by the Company to CII..................................................................................  (5)
         10.9  Amended and Restated Class II Warrant Certificate (Warrant Certificate No. 94-5A) issued by the Company to CII..................................................................................  (5)
        10.10  Sublease, dated as of June 28, 1996, between the Company and Raychem Corporation....................  (4)
        10.11  Amendment to Lease Agreement between the Company and Brookfield Commerce relating to 57
               Commerce Drive, Brookfield, CT......................................................................  (5)
        10.12  Employee Agreement on Inventions and Patents, between the Company and James G. Binch................  (5)
        10.13  Memry Corporation Stock Option Plan, as amended.....................................................  (6)
        10.14  Form of Nontransferable Incentive Stock Option Agreement under the 1994 Plan........................  (6)
        10.15  Form of Nontransferable Non-Qualified Stock Option Agreement under the 1994 Plan....................  (6)
        10.16  Amended and Restated Time-Lock Supply Agreement, dated as of February 19, 1997, and effective as of December 20, 1996, between the Company and Raychem Corporation......................  (7)
        10.17  Memry Corporation's 1997 Long Term Incentive Plan, as Amended.......................................  (8)
        10.18  Form of Nontransferable Incentive Stock Option Agreement under the 1997 Plan........................  (8)
        10.19  Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement, dated June 30,
               1998, between the Company and Webster Bank..........................................................  (9)
        10.20  Term Loan Note, dated June 30, 1998, by the Company in favor of Webster Bank in principal amount of $500,000..................................................................................  (9)
        10.21  Amendment of Sublease, dated March 26, 1998, between Raychem Corporation and the Company............  (9)
        10.22  Stock Purchase Agreement, dated October 30, 1998, by and among Memry Holdings, S.A. and the
               Shareholders of Advanced Metals and Technologies, N.V...............................................  (10)

------------------------------------------------------------------------------------------------------------------------------------
Exhibit
Number                                            Description of Exhibit
------------------------------------------------------------------------------------------------------------------------------------
   10.23 Separation Agreement dated as of August 17,1999, between the Company and William H. Morton.............         (11)
   10.24  Letter Agreement, dated February 2, 1999, from the Company to James L. Proft..........................         (11)
   10.25  Letter Agreement, dated July 12, 1999, from the Company to Tom Carey..................................         (11)
   10.26  Loan Agreement, dated September 16, 1999, between Swissmetal and the Company..........................         (12)
   10.27  Amendment Agreement, dated November 30, 1999, between the Company and Webster Bank....................         (12)
   10.28  Amended and Restated Revolving Loan Note, dated November 30, 1999, by the Company
          in favor of Webster.Bank..............................................................................         (12)
   10.29  Amended and Restated Equipment Loan Note, dated November 30, 1999, by the Company
          in favor of Webster.Bank..............................................................................         (12)
   10.30  Agreement, dated as of December 17, 1999, among Memry Holdings, S.A., the Company and G.I.M.V.........         (12)
   10.31  Employment Agreement, dated as of January 1, 2000, between the Company and Robert J. Thatcher.........         (13)
   10.32  Employment Agreement, dated as of January 1, 2000, between the Company and Robert P. Belcher..........         (13)
   10.33  Employment Agreement, dated as of January 1, 2000, between the Company and Joe Pasqualucci............         (13)
   10.34  Employment Agreement, dated as of January 1, 2000, between the Company and James G. Binch.............         (13)
   10.35  Sales Agency Agreement, dated January 20, 2000, between the Company and Tyco Electronics..............         (13)
   10.36  Sublease, dated February 3, 2000, by and between the Company and Pacific Financial Printing...........         (13)
   21.2   Information regarding Subsidiaries....................................................................         (13)
   23.1   Consent of McGladrey & Pullen, LLP....................................................................         (13)
   27     Financial Data Schedule...............................................................................         (13)

____________________

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.


(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

(4) Incorporated by reference to the Company's Current Report on Form 8-K filed July 15, 1996.

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

(10) Incorporated by reference to the Company's Current Report on Form 8-K filed November 12, 1998.

(11) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1999.

(13)     Filed herewith.

_______________________
(b)   Reports on Form 8-K

   None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MEMRY CORPORATION
Date: September 27, 2000

                                               By:   /s/   JAMES G. BINCH
                                               --------------------------
                                                      James G. Binch
                                               CEO and Chairman of the Board
                                                (Principal Executive Officer)



                                               By:   /s/   ROBERT P. BELCHER
                                               -----------------------------
                                                      Robert P. Belcher
                                                (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Signature                      Title                        Date
     ---------                      -----                        ----



      /s/   James G. Binch           Director               September 27, 2000
---------------------------------
         James G. Binch


      /s/   Patrick Cleary           Director               September 27, 2000
---------------------------------
         Patrick Cleary


                                     Director               September 27, 2000
---------------------------------
      Kempton J. Coady, III


       /s/   Jack Halperin           Director               September 27, 2000
---------------------------------
          Jack Halperin


   /s/   W. Andrew Krusen, Jr.       Director               September 27, 2000
---------------------------------
      W. Andrew Krusen, Jr.


   /s/   Robert J. Thatcher          Director               September 27, 2000
---------------------------------
      Robert J. Thatcher

                                 EXHIBIT INDEX

Exhibit
Number                                      Description of Exhibit
-------  ---------------------------------------------------------------------------------------------

    3.1  Certificate of Incorporation of the Company, as amended.....................................   (13)

    3.2  By-Laws of the Company, as amended..........................................................    (5)

    3.3  Amendment Number 1 to By-Laws of the Company, as amended....................................    (9)

   10.1  Lease Agreement, dated January 24, 1991 between the Company and Brookfield Commerce             (1)
         relating to 57 Commerce Drive, Brookfield, CT...............................................

   10.2  Employee Non-Disclosure agreement, dated as of October 18, 1994, between the Company            (2)
         and James G. Binch..........................................................................

   10.3  Convertible Subordinated Debenture Purchase Agreement, dated as of December 22, 1994,           (5)
         between the Company and CII.................................................................

   10.4  First Amendment to Convertible Subordinated Debenture Purchase Agreement, dated October         (3)
         11, 1995, between the Company and CII.......................................................

   10.5  First Addendum to Stock Subscription Warrant (re: Warrant No. 94-4), dated October 11,          (3)
         1995, made by the Company and agreed to by CII..............................................

   10.6  First Addendum to Stock Subscription Warrant (re: Warrant No. 94-5), dated October 11,          (3)
         1995, made by the Company and agreed to by CII..............................................

   10.7  Second Amendment to Convertible Subordinated Debenture Purchase Agreement, dated as of          (5)
         June 28, 1996, between the Company and CII..................................................

   10.8  Amended and Restated Class I Warrant Certificate (Warrant Certificate No. 94-4A) issued by      (5)
         the Company to CII..........................................................................

   10.9  Amended and Restated Class II Warrant Certificate (Warrant Certificate No. 94-5A) issued by     (5)
         the Company to CII..........................................................................

  10.10  Sublease, dated as of June 28, 1996, between the Company and Raychem Corporation............    (4)

  10.11  Amendment to Lease Agreement between the Company and Brookfield Commerce relating to            (5)
         57 Commerce Drive, Brookfield, CT...........................................................

  10.12  Employee Agreement on Inventions and Patents, between the Company and James G. Binch........    (5)

  10.13  Memry Corporation Stock Option Plan, as amended.............................................    (6)

  10.14  Form of Nontransferable Incentive Stock Option Agreement under the 1994 Plan................    (6)

  10.15  Form of Nontransferable Non-Qualified Stock Option Agreement under the 1994 Plan............    (6)

  10.16  Amended and Restated Time-Lock Supply Agreement, dated as of February 19, 1997, and             (7)
         effective as of December 20, 1996, between the Company and Raychem Corporation..............

  10.17  Memry Corporation's 1997 Long Term Incentive Plan, as Amended...............................    (8)

Exhibit
Number                                      Description of Exhibit
-------  ---------------------------------------------------------------------------------------------

  10.18  Form of Nontransferable Incentive Stock Option Agreement under the 1997 Plan................    (8)

  10.19  Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement, dated June         (9)
         30, 1998, between the Company and Webster Bank..............................................

  10.20  Term Loan Note, dated June 30, 1998, by the Company in favor of Webster Bank in principal       (9)
         amount of $500,000..........................................................................

  10.21  Amendment of Sublease, dated March 26, 1998, between Raychem Corporation and the                (9)
         Company.....................................................................................

  10.22  Stock Purchase Agreement, dated October 30, 1998, by and among Memry Holdings, S.A. and        (10)
         the Shareholders of Advanced Metals and Technologies, N.V...................................

  10.23  Separation Agreement dated as of August 17, 1999, between the Company and William H.           (11)
         Morton......................................................................................

  10.24  Letter Agreement, dated February 2, 1999, from the Company to James L. Proft................   (11)

  10.25  Letter Agreement, dated July 12, 1999, from the Company to Tom Carey........................   (11)

  10.26  Loan Agreement, dated September 16, 1999, between Swissmetal and the Company................   (12)

  10.27  Amendment Agreement, dated November 30, 1999, between the Company and Webster Bank..........   (12)

  10.28  Amended and Restated Revolving Loan Note, dated November 30, 1999, by the Company in           (12)
         favor of Webster Bank.......................................................................

  10.29  Amended and Restated Equipment Loan Note, dated November 30, 1999, by the Company in           (12)
         favor of Webster Bank.......................................................................

  10.30  Agreement, dated as of December 17, 1999, among Memry Holdings, S.A., the Company and          (12)
         G.I.M.V.....................................................................................

  10.31  Employment Agreement, dated as of January 1, 2000, between the Company and Robert J.           (13)
         Thatcher....................................................................................

  10.32  Employment Agreement, dated as of January 1, 2000, between the Company and Robert P.           (13)
         Belcher.....................................................................................

  10.33  Employment Agreement, dated as of January 1, 2000, between the Company and Joe                 (13)
         Pasqualucci.................................................................................

  10.34  Employment Agreement, dated as of January 1, 2000, between the Company and James G.            (13)
         Binch.......................................................................................

  10.35  Sales Agency Agreement, dated January 20, 2000, between the Company and Tyco                   (13)
         Electronics.................................................................................

  10.36  Sublease, dated February 3, 2000, by and between the Company and Pacific Financial             (13)
         Printing....................................................................................

  21.2   Information regarding Subsidiaries..........................................................   (13)

  23.1   Consent of McGladrey & Pullen, LLP..........................................................   (13)

  27     Financial Data Schedule.....................................................................   (13)

____________________

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

(4) Incorporated by reference to the Company's Current Report on Form 8-K filed July 15, 1996.

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

(10) Incorporated by reference to the Company's Current Report on Form 8-K filed November 12, 1998.

(11) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1999.

(13) Filed herewith.

_______________________