Form 10KSB
period 2000-09-30
MEMRY CORP
filed 2000-11-14
CIK 720896

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

           (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended September 30, 2000

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE EXCHANGE ACT OF 1934.

           For the transition period from ___ to ___

                         Commission file number 0-14068

                                Memry Corporation
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                   06-1084424
     (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
  of Incorporation or Organization)

57 Commerce Drive, Brookfield, Connecticut                 06804
  (Address of Principal Executive Offices)               (Zip Code)

                                       NA
    Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report.


       Registrant's Telephone Number, Including Area Code (203) 740-7311

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 9, 2000, 21,159,513 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

                                     INDEX


PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited):

Consolidated Balance Sheets as of September 30, 2000 and June 30, 2000

Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2000 and 1999

Consolidated Statements of Cash Flows for the three months ended September 30, 2000 and 1999

Notes to the Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities

ITEM 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                        Memry Corporation & Subsidiaries
                          Consolidated Balance Sheets

                                                      September 30,     June 30,
                                                          2000            2000
                                                       (Unaudited)
                                                       ------------   ------------
ASSETS
Current Assets
 Cash and cash equivalents                             $    459,000   $  1,534,000
 Accounts receivable, less allowance for doubtful
  accounts                                                3,249,000      4,192,000
 Inventories (Note B)                                     3,545,000      3,700,000
 Prepaid expenses and other current assets                   38,000         36,000
                                                       ------------   ------------
  Total current assets                                    7,291,000      9,462,000
                                                       ------------   ------------

Property, Plant, and Equipment                           11,414,000     11,491,000
 Less accumulated depreciation                           (4,309,000)    (3,987,000)
                                                       ------------   ------------
                                                          7,105,000      7,504,000
                                                       ------------   ------------
Other Assets
 Patents and patent rights, less accumulated
  amortization                                            1,433,000      1,466,000
 Goodwill, less accumulated
  amortization                                            3,533,000      3,823,000
 Deferred financing costs, less accumulated
  amortization                                               11,000         15,000
 Note receivable (Note C)                                   159,000              -
 Deposits and other                                         100,000        273,000
                                                       ------------   ------------
                                                          5,236,000      5,577,000
                                                       ------------   ------------
                                                       $ 19,632,000   $ 22,543,000
                                                       ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                      $  1,075,000   $  1,604,000
 Accrued expenses (Note D)                                2,647,000      3,045,000
 Notes payable                                            4,109,000      3,617,000
 Current maturities of capital lease obligations             17,000         24,000
 Income tax payable                                          48,000        104,000
                                                       ------------   ------------
  Total current liabilities                               7,896,000      8,394,000
                                                       ------------   ------------
Capital lease obligations, less current maturities           52,000         57,000
Notes Payable, less current maturities                    1,679,000      1,992,000
                                                       ------------   ------------
                                                          1,731,000      2,049,000
                                                       ------------   ------------
Stockholders' Equity
 Common stock                                               212,000        211,000
 Additional paid-in capital                              44,449,000     44,386,000
 Accumulated deficit                                    (33,232,000)   (31,435,000)
 Accumulated other comprehensive loss                    (1,424,000)    (1,062,000)
                                                       ------------   ------------
                                                         10,005,000     12,100,000
                                                       ------------   ------------
                                                       $ 19,632,000   $ 22,543,000
                                                       ============   ============

                        Memry Corporation & Subsidiaries
                     Consolidated Statements of Operations
             For the Three Months Ended September 30, 2000 and 1999
                                  (Unaudited)
                                             2000         1999
                                         -----------   ----------
Revenues
  Product Sales                          $ 6,306,000   $4,689,000
  Research and development                   159,000      202,000
                                         -----------   ----------
                                           6,465,000    4,891,000
                                         -----------   ----------

Cost of revenues
  Manufacturing                            5,159,000    3,166,000
  Research and development                   105,000       60,000
                                         -----------   ----------
                                           5,264,000    3,226,000
                                         -----------   ----------

     Gross profit                          1,201,000    1,665,000
                                         -----------   ----------

Operating expenses
  General, selling and administration      2,707,000    1,995,000
  Depreciation and amortization              152,000      120,000
                                         -----------   ----------
                                           2,859,000    2,115,000
                                         -----------   ----------
Operating Loss                            (1,658,000)    (450,000)
                                         -----------   ----------

Other income (expense)
  Interest expense                          (136,000)     (64,000)
  Interest income                              7,000        1,000
  Other income                                     -       41,000
                                         -----------   ----------
                                            (129,000)     (22,000)
                                         -----------   ----------


  Loss before income taxes                (1,787,000)    (472,000)

Provision for income taxes                    10,000       10,000
                                         -----------   ----------
  Net Loss                               $(1,797,000)  $ (482,000)
                                         ===========   ==========

Basic Loss Per Share:                         $(0.08)      $(0.02)
                                         ===========   ==========
Diluted Loss Per Share:                       $(0.08)      $(0.02)
                                         ===========   ==========

                        Memry Corporation & Subsidiaries
                Consolidated Statements of Comprehensive Income
             For the Three Months Ended September 30, 2000 and 1999
                                  (Unaudited)


                                     Three Months   Three Months
                                         Ended          Ended
                                       09/30/2000     09/30/1999
                                      ===========    ===========
Net Loss                              $(1,797,000)   $  (482,000)

Other Comprehensive Income (Loss)
 Foreign Currency Translation
    Adjustments, net of tax              (362,000)        50,000
                                      -----------    -----------
Comprehensive Loss                    $(2,159,000)   $  (432,000)
                                      ===========    ===========

                        Memry Corporation & Subsidiaries
                     Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                                    2000          1999
                                                                                 -----------   ----------
Cash Flows From Operating Activities:
 Net Loss                                                                        $(1,797,000)  $ (482,000)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                                  620,000      445,000
      Compensation paid by issuance of common stock                                   36,000       31,000
      Change in operating assets and liabilities:
         Decrease (increase) in accounts receivable                                1,011,000     (324,000)
         Decrease in inventories                                                      91,000       58,000
         Increase in prepaid expenses                                                 (2,000)      (8,000)
         Decrease in other assets                                                    175,000            -
         Decrease in income tax payable                                              (39,000)           -
         Increase in note receivable                                                (159,000)           -
         Increase (decrease) in accounts payable and accrued expenses             (1,096,000)     258,000
                                                                                 -----------   ----------
            Net cash used in operating activities                                 (1,160,000)     (22,000)
                                                                                 -----------   ----------

Cash Flows From Investing Activities:
 Purchases of property, plant and equipment                                         (226,000)    (656,000)
                                                                                 -----------   ----------
            Net cash used in investing activities                                   (226,000)    (656,000)
                                                                                 -----------   ----------

Cash Flows From Financing Activities
 Proceeds from issuance of common stock, net                                          27,000       27,000
 Net increase in revolver loan payable                                               525,000      147,000
 Principal payments on notes payable                                                (376,000)     (83,000)
 Principal payments on capital lease obligations                                     (22,000)      (8,000)
                                                                                 -----------   ----------
            Net cash provided by financing activities                                154,000       83,000
                                                                                 -----------   ----------

Effect of foreign currency exchange rate changes on cash and cash equivalents        157,000      (26,000)

            Decrease in cash and cash equivalents                                 (1,075,000)    (621,000)

Cash and cash equivalents, beginning of year                                       1,534,000    1,191,000
                                                                                 -----------   ----------

Cash and cash equivalents, end of period                                         $   459,000   $  570,000
                                                                                 ===========   ==========

                         MEMRY CORPORATION & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001 ("fiscal 2001"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended June 30, 2000 ("fiscal 2000") of Memry Corporation (the "Company").

Note B. INVENTORIES

Inventories at September 30, 2000 and June 30, 2000, are summarized as follows:

                             September 30     June 30
                             -------------  ------------
Raw Materials                  $1,118,000    $1,109,000
Work-in-process                 2,095,000     1,517,000
Finished goods                    836,000     1,509,000
Allowance for slow-moving
 and obsolete inventory          (504,000)     (435,000)
                               ----------    ----------
                               $3,545,000    $3,700,000
                               ==========    ==========
Note C. NOTE RECEIVABLE.

On August 29, 2000 the Company entered into a note receivable agreement for $200,000 with an executive officer which has been collateralized by his personal residence. The note is non-interest bearing and will be forgiven in four annual equal installments beginning on January 1, 2003 providing certain conditions are met, principally that the individual remains employed by the Company. The note has been recorded utilizing an imputed interest rate of 6%.

Note D. ACCRUED EXPENSES

Accrued Expenses at September 30, 2000 and June 30, 2000 are summarized as follows:

                                  September 30    June 30
                                  ------------  -----------
Accrued expenses-other              $1,619,000   $2,069,000
Accrued Incentive Compensation         636,000      636,000
Accrued Vacation Pay                   392,000      340,000
                                    ----------   ----------
                                    $2,647,000   $3,045,000
                                    ==========   ==========


Note E. EARNINGS PER SHARE

Basic earnings (loss) per share amounts are computed by dividing net income
(loss) by the weighted-average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share.

For the periods presented, there were no items which changed net loss as presented in the consolidated statements of operations and the amounts used to compute basic and diluted earnings per share. The following is information about the computation of weighted-average shares utilized in the computation of basic loss per share. For the periods ending September 30, 2000 and September 30, 1999, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such equivalents is antidilutive.

                                                 Three Months  Three Months
                                                      Ended         Ended
                                                    9/30/2000     9/30/1999
                                                   ----------  ------------

Number of Basic Shares Outstanding                 21,154,333    20,855,000
Effect of Dilutive Securities:
    Warrants                                                -             -
     Options                                                -             -
                                                   ----------  ------------
Weighted average number of shares outstanding      21,154,333    20,855,000
                                                   ==========  ============

Note F. OPERATING SEGMENTS

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

Three Months
Ended
9/30/2000
---------
                       United States   Europe       Consolidated
                       -------------   ------       ------------

Total revenues           $ 6,212,000   $  253,000    $ 6,465,000
Operating loss            (1,183,000)    (475,000)    (1,658,000)
Identifiable assets       15,266,000    4,366,000     19,632,000

Three Months
Ended
9/30/1999
---------
                       United States   Europe       Consolidated
                       -------------   ------       ------------
Total revenues           $ 4,542,000   $  349,000    $ 4,891,000
Operating loss              (174,000)    (276,000)      (450,000)
Identifiable assets       12,365,000    5,811,000     18,176,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results. Certain statements under this caption may constitute "forward-looking statements". See Part II - "Other Information".

(a) RESULTS OF OPERATIONS

Three Months Ended September 30, 2000, compared to three months ended September 30, 1999.

Revenues. Revenues increased 32% to $6,465,000 for the first three months of fiscal year 2001 from $4,891,000 during the same period in fiscal 2000, an increase of $1,574,000. Sales of products and components to the medical device industry increased from approximately $2,300,000 in the first three months of fiscal year 2000 to approximately $4,300,000, an increase of $2,000,000. Revenue from commercial and industrial products and assemblies totaled approximately $650,000 in the first quarter of fiscal 2001, a decrease of approximately $600,000 from the first quarter of fiscal 2000, due primarily to lower shipments of antenna wire. Revenue from semi-finished material, primarily tube, increased by approximately $470,000 in the first quarter of fiscal 2001 from the first quarter of fiscal 2000. Sales by the Company's European subsidiary during this period declined from approximately $350,000 in fiscal 2000 to approximately $250,000 in fiscal 2001, due primarily to reduced research and development revenue.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) increased to $5,264,000 for the three months ended September 30, 2000 from $3,226,000 during the same three-month period in fiscal 2000. This increase of $2,038,000 or 63% was attributable to the 32% increase in revenues and higher costs associated with maintaining and improving Memry's west coast operation. In July, one of the Company's largest customers for medical device components announced a temporary suspension of shipments of their product. During the past year, the Company made a significant investment in facilities, equipment, and personnel to support a high level of anticipated orders from this customer. The high level of expenses associated with maintaining this capability was the most significant factor contributing to the increase in manufacturing costs. Correspondingly, the Company's gross margin from sales decreased to 19% for the three months ended September 30, 2000, from 34% in the comparable period in fiscal 2000. In November, 2000, the Company reduced its domestic workforce by approximately 15% to bring its operations into better alignment with its near-term sales forecast.

General, selling and administrative expenses (including depreciation and amortization) increased $744,000, or 35%, to $2,859,000 for the three months ended September 30, 2000, as compared to $2,115,000 during the same period of fiscal 2000. This increase is primarily attributable to increases in staffing and increased expenditures in human resources, engineering, information technology, and sales and marketing necessary to support the 32% increase in sales. Other expenses increased from $22,000 in the three month period ending September 30, 1999, to $129,000 during the three month period ending September 30, 2000, due primarily to an increase in interest expense attributable to a higher level of borrowing. The Company recorded a provision for income taxes of $10,000 for the first three months of fiscal 2001, unchanged from the provision for the first three months of fiscal 2000.

Net Loss. Primarily due to the decrease in gross margin and the increase in general, selling and administrative expenses, the Company's net loss increased by $1,315,000, to $1,797,000 in the first three months of fiscal 2001 compared to a net loss of $482,000 for the first three months of fiscal 2000. Due primarily to a continuation of the Company's low gross margin that is projected in the second quarter of fiscal 2001, the Company anticipates a net loss in the quarter ending December 31, 2000.


(b) LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company's cash and cash equivalents balance was $459,000, a decrease of $1,075,000 from $1,534,000 at the start of fiscal 2001.
Cash used by operations was $1,160,000 for the three months ended September 30, 2000. Cash used in investing activities was $226,000, representing funds invested in property, plant and equipment. During the three months ended September 30, 2000, cash provided by financing activities, consisting primarily of increased bank borrowings, totaled $154,000. Working capital at September 30, 2000, was $(605,000), down from $1,068,000 at June 30, 2000.

In fiscal 2000, the primary capital requirements were to fund additions to property, plant, and equipment. During the first quarter of fiscal 2001, ending on September 30, 2000, the primary capital requirement was to fund losses from operations. Since the Company projects a loss in the second fiscal quarter ending December 31, 2000, it will be necessary for the Company to continue to raise capital to fund operations.

On November 9, 2000, the Company commenced a private equity placement. Under the terms of the proposed transaction, a minimum of $1,900,000 and a maximum of $3,400,000 will be raised, less applicable fees and expenses. Of the $1,900,000, a minimum of $400,000 must be raised by the Company other than through the placement agent described below, and of that $400,000, a minimum of $300,000 must be purchased by directors and officers of the Company and their affiliates. In addition, of the $1,900,000, a minimum of $1,500,000 must be raised by an outside placement agent that has been retained by the Company. Proceeds are being raised through the sale of units, each of which consists of one share of Common Stock and a warrant to purchase one share of Common Stock. Each unit is priced at $1.00. The warrants are exercisable at $2.25 per share, valid for a period of three years from the date of issuance. Notwithstanding the foregoing term of the Warrant, if the fair market value of one share of Common Stock of the Company is equal to or greater than $3.50 for twenty (20) consecutive days during the term of the Warrant, the Company has the right to demand that the holder exercise the Warrant within a 30-day period. Failure of the Holder to so exercise the Warrant within thirty (30) days would cause the Warrant to become void and the Holder would lose all rights that it has with respect to the Warrant. The Company is required to file a registration statement for the registration under the Securities Act of 1933 of the sale by the Investors of their securities not later than March 31, 2001, and the Company is required to use its best efforts to effect the registration of the resale of all such securities as promptly thereafter as possible. Other terms and conditions apply. As of November 14, 2000, a total of $400,000 had been deposited in escrow by purchasers located other than through the purchase agreement and the minimum requirement of $300,000 from officers, directors and their affiliates had been met. A total of $1,465,000 has been deposited in escrow through the efforts of the outside placement agent. The private placement will close with respect to the $1,865,000 currently held in escrow as soon as an additional $35,000 is raised.

Under the terms of the transaction whereby the Company purchased Memry Europe, the Company was obligated to pay an additional $1,046,000 in cash to the shareholders of Memry Europe on October 30, 1999. On September 16, 1999, the Company signed an agreement to convert approximately $455,000 of the obligation to a term loan that matured and was consequently paid on June 30, 2000. On October 29, 1999, the Company paid approximately $258,000 to other former shareholders of Memry Europe. On December 17, 1999, the Company signed an agreement with the holder of approximately $333,000 of such obligation to convert the obligation to a combination of common stock and warrants.

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

On November 30, 1999, the Company and Webster Bank reached agreement on an amendment to the Webster Facility. Under the terms of the agreement, the revolving loan now provides for borrowings up to the lesser of (a) $5,000,000 or
(b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory. The equipment loan is amended to provide for equipment financing up to the lesser of $1,250,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. A new term loan in the amount of $1,000,000 was provided with the requirement that not less than $500,000 of the term loan will be used to finance new machinery and equipment purchases. The Company has since satisfied said requirement. The other major provisions of the agreement remain unchanged. At September 30, 2000, an aggregate amount of approximately $5,500,000 was outstanding under the Webster Facility. The Webster Facility is secured by substantially all of the Company's domestic assets.

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

In addition, the credit facility contains various restrictive covenants, including, among others, limitations on encumbrances and additional debt, prohibition on the payment of dividends or redemption of stock (except in connection with certain existing put rights), restrictions on management/ownership changes and required compliance with specified financial ratios. As of September 30, 2000, the Company was in breach of certain of these covenants related to financial conditions and ratios, but the Company has since received a waiver of such financial covenants from Webster Bank.

Memry Europe has a primary banking relationship with KBC Bank and Insurance Group of Belgium. As of September 30, 2000, an aggregate of approximately $245,000 was outstanding with KBC in short-term and long-term debt.

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

The Company has implemented a plan that restricts capital spending to health and safety items and essential investment pending the improvement of the Company's financial condition. Upon the improvement of the Company's financial condition, the Company has substantial requirements to fund plant and equipment projects to support the expected increased sales volume of SMA and superelastic materials during the balance of the fiscal year ending June, 30, 2001. The Company expects that it will be able to pay for these expenditures through a combination of cash flow generated through operations in the second half of the fiscal year, increased borrowings, and sale of stock.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut (provided, however, that assets, revenues, employees, operations and bank accounts attributable to any entity acquired by the Company shall not be considered when determining if the Company has satisfied such requirements so long as such entity (1) was acquired in an arm's length transaction, (2) was not an affiliate of the Company and was not controlled by an affiliate of the Company prior to such acquisition, and (3) had been in existence and operating as a business for at least one year at the time of the acquisition). Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all the Company's Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company. Using $2.00 per share, which was above the market price for the Company's common stock on November 9, 2000, as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $4.33 million. To the extent that the current market value of the Company's common stock exceeds $2.00 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to insure that its operations do not move from Connecticut in a manner that would trigger CII's put.

In addition to funding normal operations, it is likely the Company will be required to secure new facilities to house its east coast and west coast operations during fiscal year 2001 and fiscal year 2002. The cost of these moves and associated relocation expenses will be substantial, however the Company believes that the combination of its borrowing facility, its ability to raise equity capital, and what it believes will be a return to profitability from operations during the fourth quarter of fiscal year 2001 and fiscal year 2002 will be sufficient to meet the Company's total capital requirements.



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

PART II - OTHER INFORMATION

The statements in this quarterly report on Form 10-Q that are not historical fact constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of forms of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes" and "scheduled".

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


ITEM 2. CHANGES IN SECURITIES

On July 13, 2000, the Company sold 18,000 shares of its common stock to Dawn Morton upon exercise of warrants to purchase shares of the Company's common stock at a price of $1.50 per share. Ms. Morton is the wife of a former officer of the Company. The offer and sale to Ms. Morton was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number      Description of Exhibits
--------------      -------------------------
27                  Financial Data Schedule*


(b) REPORTS ON FORM 8-K

None

*Filed separately herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Memry Corporation

Date: November 14, 2000       /s/ James G. Binch
-----------------------       ------------------------
                              James G. Binch
                              CEO and Chairman


Date: November 14, 2000       /s/ Robert P. Belcher
-----------------------       ------------------------
                              Robert P. Belcher
                              Chief Financial Officer, Treasurer, and Secretary

15