Form 10-Q/A
period 2000-09-30
MEMRY CORP
filed 2000-12-05
CIK 720896

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q/A-1

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

        This amendment to the Quarterly Report on Form 10-Q of Memry Corporation (the "Company") for the quarterly period ended September 30, 2000 (the "Original Form 10-Q") amends and modifies the Original Form 10-Q by amending and restating paragraph (b) of Item 2. The only change in such paragraph (b) is in the eighth paragraph thereof.

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

In addition, the credit facility contains various restrictive covenants, including, among others, limitations on encumbrances and additional debt, prohibition on the payment of dividends or redemption of stock (except in connection with certain existing put rights), restrictions on management/ownership changes and required compliance with specified financial ratios. As of September 30, 2000, the Company was in breach of certain of these covenants related to financial conditions and ratios. However, the Company has received a waiver from Webster Bank through the second fiscal quarter ending December 31, 2000 for such financial covenants. The bank has also modified such financial covenants for periods subsequent to December 31, 2000 such that the Company believes they will be able to achieve them.

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


                              Memry Corporation

Date: December 5, 2000        /s/ James G. Binch
----------------------        ------------------------
                              James G. Binch
                              CEO and Chairman


Date: December 5, 2000        /s/ Robert P. Belcher
----------------------        ------------------------
                              Robert P. Belcher
                              Chief Financial Officer, Treasurer, and Secretary