Form 10-Q
period 2000-12-31
MEMRY CORP
filed 2001-02-14
CIK 720896

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

       (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended December 31, 2000

                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of February 12, 2001, 23,598,000 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

                                     INDEX


PART I --   FINANCIAL INFORMATION

ITEM 1.     Financial Statements (Unaudited):

Consolidated Balance Sheets as of December 31, 2000 and June 30, 2000

Consolidated Statements of Operations for the three and six months ended December 31, 2000 and 1999

Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2000 and 1999

Consolidated Statements of Cash Flows for the six months ended December 31, 2000 and 1999

Notes to the Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II --  OTHER INFORMATION

ITEM 2.     Changes in Securities

ITEM 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                       Memry Corporation & Subsidiaries
                          Consolidated Balance Sheets

                                                                                        December 31,              June 30,
                                                                                           2000                     2000
                                                                                        (Unaudited)
                                                                                        ------------             ------------
ASSETS

Current Assets
 Cash and cash equivalents                                                              $  1,029,000             $  1,534,000
 Accounts receivable, less allowance for doubtful accounts                                 3,218,000                4,192,000
 Inventories (Note B)                                                                      3,716,000                3,700,000
 Prepaid expenses and other current assets                                                    37,000                   36,000
                                                                                        ------------             ------------
 Total current assets                                                                      8,000,000                9,462,000
                                                                                        ------------             ------------

Property, Plant, and Equipment                                                            10,547,000               11,491,000
 Less accumulated depreciation                                                            (4,843,000)              (3,987,000)
                                                                                        ------------             ------------
                                                                                           5,704,000                7,504,000
                                                                                        ------------             ------------
Other Assets
 Patents and patent rights, less accumulated amortization                                  1,400,000                1,466,000
 Goodwill, less accumulated amortization                                                   1,110,000                3,823,000
 Deferred financing costs, less accumulated amortization                                       7,000                   15,000
 Note receivable (Note C)                                                                    161,000                        -
 Deposits and other                                                                          169,000                  273,000
                                                                                        ------------             ------------
                                                                                           2,847,000                5,577,000
                                                                                        ------------             ------------
                                                                                        $ 16,551,000             $ 22,543,000
                                                                                        ============             ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                                   $  1,158,000             $  1,604,000
 Accrued expenses (Note D)                                                                 2,935,000                3,045,000
 Notes payable                                                                             3,536,000                3,617,000
 Current maturities of capital lease obligations                                              13,000                   24,000
 Income tax payable                                                                           61,000                  104,000
                                                                                        ------------             ------------
   Total current liabilities                                                               7,703,000                8,394,000
                                                                                        ------------             ------------


Capital lease obligations, less current maturities                                            54,000                   57,000
Notes Payable, less current maturities                                                     1,444,000                1,992,000
                                                                                        ------------             ------------
                                                                                           1,498,000                2,049,000
                                                                                        ------------             ------------
Stockholders' Equity
 Common stock                                                                                234,000                  211,000
 Additional paid-in capital                                                               46,742,000               44,386,000
 Accumulated deficit                                                                     (38,435,000)             (31,435,000)
 Accumulated other comprehensive loss                                                     (1,191,000)              (1,062,000)
                                                                                        ------------             ------------
                                                                                           7,350,000               12,100,000
                                                                                        ------------             ------------
                                                                                        $ 16,551,000             $ 22,543,000
                                                                                        ============             ============


                See Notes to Consolidated Financial Statements

                       Memry Corporation & Subsidiaries
                     Consolidated Statements of Operations
             For the Three Months Ended December 31, 2000 and 1999
                                  (Unaudited)

                                                                                       2000                          1999
                                                                                    -----------                   ----------
Revenues
 Product Sales                                                                      $ 6,351,000                   $5,853,000
 Research and development                                                               168,000                      281,000
                                                                                    -----------                   ----------
                                                                                      6,519,000                    6,134,000
                                                                                    -----------                   ----------
Cost of revenues
 Manufacturing                                                                        4,286,000                    3,727,000
 Research and development                                                               101,000                      213,000
                                                                                    -----------                   ----------
                                                                                      4,387,000                    3,940,000
                                                                                    -----------                   ----------


   Gross profit                                                                       2,132,000                    2,194,000
                                                                                    -----------                   ----------

Operating expenses
 General, selling and administration                                                  2,852,000                    1,728,000
 Depreciation and amortization                                                          154,000                      122,000
 Asset impairment (Note E)                                                            4,197,000                            -
                                                                                    -----------                   ----------
                                                                                      7,203,000                    1,850,000
                                                                                    -----------                   ----------

Operating Income (Loss)                                                              (5,071,000)                     344,000
                                                                                    -----------                   ----------


Other income (expense)
 Interest expense                                                                      (128,000)                     (92,000)
 Interest income                                                                          9,000                        8,000
 Other income                                                                                 -                     (102,000)
                                                                                    -----------                   ----------
                                                                                       (119,000)                    (186,000)
                                                                                    -----------                   ----------


 Income (Loss) before income taxes                                                   (5,190,000)                     158,000

Provision for income taxes                                                               13,000                        4,000
                                                                                    -----------                   ----------
 Net Income (Loss)                                                                  $(5,203,000)                  $  154,000
                                                                                    ===========                   ==========

Basic Earnings (Loss) Per Share:                                                          ($.24)                        $.01

Diluted Earnings (Loss) Per Share:                                                        ($.24)                        $.01


                See Notes to Consolidated Financial Statements

                       Memry Corporation & Subsidiaries
                     Consolidated Statements of Operations
              For the Six Months Ended December 31, 2000 and 1999
                                  (Unaudited)

                                                                                       2000                         1999
                                                                                    -----------                  -----------
Revenues
 Product Sales                                                                      $12,657,000                  $10,542,000
 Research and development                                                               327,000                      483,000
                                                                                    -----------                  -----------
                                                                                     12,984,000                   11,025,000
                                                                                    -----------                  -----------
Cost of revenues
 Manufacturing                                                                        9,445,000                    6,893,000
 Research and development                                                               206,000                      273,000
                                                                                    -----------                  -----------
                                                                                      9,651,000                    7,166,000
                                                                                    -----------                  -----------


   Gross profit                                                                       3,333,000                    3,859,000
                                                                                    -----------                  -----------


Operating expenses
 General, selling and administration                                                  5,559,000                    3,724,000
 Depreciation and amortization                                                          306,000                      242,000
 Asset impairment (Note E)                                                            4,197,000                            -
                                                                                    -----------                  -----------
                                                                                     10,062,000                    3,966,000
                                                                                    -----------                  -----------

Operating  Loss                                                                      (6,729,000)                    (107,000)
                                                                                    -----------                  -----------


Other income (expense)
 Interest expense                                                                      (264,000)                    (155,000)
 Interest income                                                                         16,000                        9,000
 Other income                                                                                 -                      (61,000)
                                                                                    -----------                  -----------
                                                                                       (248,000)                    (207,000)
                                                                                    -----------                  -----------


 Loss before income taxes                                                            (6,977,000)                    (314,000)

Provision for income taxes                                                               23,000                       14,000
                                                                                    -----------                  -----------
 Net Loss                                                                           $(7,000,000)                 $  (328,000)
                                                                                    ===========                  ===========

Basic Loss Per Share:                                                                     $(.32)                       $(.02)

Diluted Loss Per Share:                                                                   $(.32)                       $(.02)


                See Notes to Consolidated Financial Statements

                       Memry Corporation & Subsidiaries
                Consolidated Statements of Comprehensive Income
     For the Three Months and Six Months Ended December 31, 2000 and 1999
                                  (Unaudited)


                                                 Three Months       Three Months        Six Months        Six Months
                                                    Ended              Ended              Ended              Ended
                                                  12/31/2000         12/31/1999         12/31/2000        12/31/1999
                                                 ------------       ------------       ------------       -----------
Net Income (Loss)                                $(5,203,000)        $ 154,000         $(7,000,000)       $  (328,000)

Other Comprehensive Income (Loss)
 Foreign Currency Translation
  Adjustments, net of tax                            233,000          (238,000)           (129,000)          (188,000)
                                                 -----------         ---------         -----------        -----------
Comprehensive Loss                                (4,970,000)        $ (84,000)        $(7,129,000)       $  (516,000)
                                                 ===========         =========         ===========        ===========

                See Notes to Consolidated Financial Statements

                       Memry Corporation & Subsidiaries
                     Consolidated Statements of Cash Flows
              For the Six Months Ended December 31, 2000 and 1999
                                  (Unaudited)


                                                                                       2000                   1999
                                                                                   ------------           ------------
Cash Flows From Operating Activities:
 Net Loss                                                                          $(7,000,000)           $  (328,000)
 Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
    Asset impairment provision                                                       4,197,000                      -
    Depreciation and amortization                                                    1,238,000                902,000
    Compensation & fees paid by issuance of common stock                               156,000                 62,000
    Warrants issued for partial settlement of liability                                      -                 39,000
    Change in operating assets and liabilities:
     Decrease (increase) in accounts receivable                                        956,000             (1,313,000)
     (Increase) decrease in inventories                                                (42,000)               653,000
     Decrease in prepaid expenses                                                       18,000                  8,000
     Decrease in deferred charges and other assets                                     100,000                      -
     Increase in note receivable                                                      (159,000)                     -
     (Increase) decrease in income tax payable                                         (43,000)                     -
     (Decrease) increase in accounts payable and accrued expenses                     (978,000)               165,000
                                                                                   -----------            -----------
        Net cash (used in ) provided by operating activities                        (1,557,000)               188,000
                                                                                   -----------            -----------

Cash Flows From Investing Activities:
 Purchases of property, plant and equipment                                           (487,000)            (1,132,000)
                                                                                   -----------            -----------
        Net cash used in investing activities                                         (487,000)            (1,132,000)
                                                                                   -----------            -----------

Cash Flows From Financing Activities
 Proceeds from issuance of common stock, net                                         2,223,000                 55,000
 Proceeds from (repayment of) note payable                                            (473,000)             1,038,000
 Net (decrease) increase in revolver loan payable                                     (156,000)                95,000
 Payments on Acquisition Obligations                                                         -               (258,000)
 Principal payments on capital lease obligations                                       (14,000)               (16,000)
                                                                                   -----------            -----------
        Net cash provided by financing activities                                    1,580,000                914,000
                                                                                   -----------            -----------


Effect of foreign currency exchange rate changes on cash and cash
 equivalents                                                                           (41,000)                (5,000)


        Decrease in cash and cash equivalents                                         (505,000)               (35,000)

Cash and cash equivalents, beginning of year                                         1,534,000              1,191,000
                                                                                   -----------            -----------

Cash and cash equivalents, end of period                                           $ 1,029,000            $ 1,156,000
                                                                                   ===========            ===========

                See Notes to Consolidated Financial Statements

                       MEMRY CORPORATION & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001 ("fiscal 2001"). For further information, refer to the consolidated financial statements and footnotes there to included in the Annual Report on Form 10-KSB for the year ended June 30, 2000 ("fiscal 2000") of Memry Corporation (the "Company").


Note B. INVENTORIES

Inventories at December 31, 2000 and June 30, 2000, are summarized as follows:

                                                                    December 31                June 30
                                                                    -----------               ----------
  Raw Materials                                                     $1,186,000                $1,109,000
  Work-in-process                                                    2,014,000                 1,517,000
  Finished goods                                                     1,079,000                 1,509,000
  Allowance for slow-moving and obsolete inventory                    (563,000)                 (435,000)
                                                                    ----------                ----------
                                                                    $3,716,000                $3,700,000
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


Note D. ACCRUED EXPENSES

Accrued Expenses at December 31, 2000 and June 30, 2000 are summarized as follows:

                                                                    December 31               June 30
                                                                    -----------              ----------
  Accrued Expenses-Other                                            $1,527,000               $1,654,000
  Accrued Incentive Compensation                                       475,000                  636,000
  Accrued Payroll and Fringe Benefits                                  383,000                  415,000
  Accrued Vacation Pay                                                 367,000                  340,000
  Accrued Marketing                                                    183,000                        -
                                                                    ----------               ----------
                                                                    $2,935,000               $3,045,000
                                                                    ==========               ==========


Note E.  ASSET IMPAIRMENT CHARGE

On February 8, 2001, the Company sold its European subsidiary in a transaction described in "Liquidity and Capital Resources" below. While the sale was not consummated in the second fiscal quarter of 2001, the Company, following a thorough business review of the operations of Memry Europe, made the decision during the second fiscal quarter to sell or dispose of the entity. Following a thorough business review of the operations of Memry Europe, an impairment review was conducted pursuant to FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed

Of". The result of this review was a charge in the amount of $4.197 million to the second quarter of FY 2001 to reduce the Company's investment in its European subsidiary to its net realizable value of $1,000,000.


Note F. EARNINGS PER SHARE

Basic earnings (loss) per share amounts are computed by dividing net income
(loss) by the weighted-average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share.

For the periods presented, there were no items which changed net loss as presented in the consolidated statements of operations and the amounts used to compute basic and diluted earnings per share. The following is information about the computation of weighted-average shares utilized in the computation of basic loss per share. For the period ended December 31, 2000 and the six month period ended December 31, 1999, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such equivalents is antidilutive.


                                                              Three                 Three               Six                 Six
                                                             Months                Months              Months              Months
                                                              Ended                 Ended               Ended               Ended
                                                            12/31/2000           12/31/1999          12/31/2000          12/31/1999
                                                            ----------           ----------          ----------          ----------
Number of Basic Shares Outstanding                          22,132,701           20,891,004          21,643,517          20,872,786
Effect of Dilutive Securities:
 Warrants                                                            -              468,477                   -                   -
 Options                                                             -              616,705                   -                   -
                                                            ----------           ----------          ----------          ----------

Weighted average number of shares
  Outstanding                                               22,132,701           21,976,186          21,643,517          20,872,786
                                                            ==========           ==========          ==========          ==========


Note G. OPERATING SEGMENTS

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

Three Months
Ended
12/31/2000                                  United States                    Europe              Consolidated
----------                                  -------------                    ------              ------------
Total revenues                                  6,101,000                   418,000                 6,519,000
Operating loss                                   (443,000)               (4,628,000)               (5,071,000)
Identifiable assets                            15,644,000                   907,000                16,551,000

Three Months
Ended
12/31/1999                                  United States                    Europe              Consolidated
----------                                  -------------                    ------              ------------
Total revenues                                  5,806,000                   328,000                 6,134,000
Operating loss                                    588,000                  (244,000)                  344,000
Identifiable assets                            13,580,000                 5,210,000                18,790,000

Six Months
Ended
12/31/2000                                  United States                    Europe              Consolidated
----------                                  -------------                    ------              ------------
Total revenues                                 12,312,000                   672,000                12,984,000
Operating loss                                 (1,626,000)               (5,103,000)               (6,729,000)

Identifiable assets                            15,644,000                   907,000                16,551,000

Six Months
Ended
12/31/1999                                  United States                    Europe              Consolidated
----------                                  -------------                    ------              ------------
Total revenues                                 10,348,000                   677,000                11,025,000
Operating loss                                    414,000                  (521,000)                 (107,000)
Identifiable assets                            13,580,000                 5,210,000                18,790,000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results. Certain statements under this caption may constitute "forward-looking statements". See Part II -- "Other Information".

(a) RESULTS OF OPERATIONS

Six Months Ended December 31, 2000, compared to six months ended December 31, 1999.

Revenues. Revenues increased 18% to $12,984,000 for the first six months of fiscal year 2001 from $11,025,000 during the same period in fiscal 2000, an increase of $1,959,000. Products and components to the medical device industry accounted for an increase of $2,370,000. Commercial and industrial products and assemblies decreased approximately $1,740,000 from the first six months of fiscal 2000 due primarily to lower shipments of antenna and bra wire. Revenue from semi-finished material, primarily tube utilized for medical device applications, increased by approximately $1,720,000 for the first six months of fiscal 2001 compared to the first six months of fiscal 2000.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) increased to $9,651,000 for the six months ended December 31, 2000 from $7,166,000 during the same six-month period in fiscal 2000. This increase of $2,485,000, or 35%, was partly attributable to the 18% increase in revenues. In addition, one of the Company's most significant medical device component customers temporarily suspended shipments of their product in July and did not resume shipments until the end of the second fiscal quarter. During the past year, the Company made a significant investment in facilities, equipment, and personnel to support a high level of anticipated orders from this customer. The high level of expenses associated with maintaining this capability, combined with shipments at a lower level than anticipated, was the most significant factor contributing to the increase in manufacturing costs. Correspondingly, the Company's gross margin from sales decreased to 26% for the six month period ended December 31, 2000, from 35% in the comparable period in fiscal 2000. In November, 2000, the Company reduced its domestic workforce by approximately 15% to bring its operations into better alignment with its near-term sales forecast.

General, selling and administrative expenses (including depreciation, amortization and asset impairment) increased $6,096,000, or 154%, to $10,062,000 for the six months ended December 31, 2000, as compared to $3,966,000 during the same period of fiscal 2000. This increase is primarily attributable to the increase in asset impairment reflecting a charge of $4,197,000 to reduce the Company's investment in its European subsidiary to its net realizable value of $1,000,000. In addition, the Company increased its staffing for sales and marketing, engineering, and human resources to support the 18% increase in current quarter sales and projected growth in future quarters. Fees associated with the private placement, described below under "Liquidity and Capital Resources", totaled approximately $270,000 and also contributed to the increase in the second quarter of fiscal 2001. Other expenses during the period increased $41,000, primarily due to increased interest expense associated with a higher level of borrowing necessary to support the working capital needs of the Company. The Company recorded a provision for income taxes of $23,000 for the first six months of fiscal 2001, as compared to $14,000 during the same period of fiscal 2000.

Net Income/Loss. Primarily due to the decrease in gross margin, the asset impairment loss, and the overall increase in general, selling and administrative expenses, the company's net loss increased by $6,672,000, to $7,000,000 in the first six months of fiscal 2001 compared to a net loss of $328,000 for the first six months of fiscal 2000.


Three Months Ended December 31, 2000 compared to three months Ended December 31, 1999.

Revenues. Revenues increased 6% to $6,519,000 in the second quarter of fiscal year 2001 from $6,134,000 during the same period in fiscal 2000, an increase of $385,000. Revenue from sales of products and components to the medical device industry increased by $410,000. Commercial and industrial products and assemblies decreased approximately $1,120,000 from the second quarter of fiscal 2000, due primarily to lower shipments of antenna and bra wire, offset by an increase in revenue from semi-finished material, primarily tube utilized for medical device applications, which increased by approximately $1,250,000 in the second quarter of fiscal 2001 from the second quarter of fiscal 2000. Revenue from the Company's European subsidiary during this period increased approximately $100,000 due primarily to an increase in revenue from semi-finished material.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) increased to $4,387,000 for the three months ended December 31, 2000 from $3,940,000 during the same three-month period in fiscal 2000. This increase of $447,000 or 11% was largely attributable to the 6% increase in revenues. In addition, one of the Company's most significant medical device component customers temporarily suspended shipments of their product in July and did not resume shipments until the end of the second fiscal quarter. During the past year, the Company made a significant investment in facilities, equipment, and personnel to support a high level of anticipated orders from this customer. The high level of expenses associated with maintaining this capability, combined with shipments at a lower level than anticipated, was the other significant factor contributing to the increase in manufacturing costs. Correspondingly, the Company's gross margin from sales decreased to 33% for the three month period ended December 31, 2000, from 36% in the comparable period in fiscal 2000. In November, 2000, the Company reduced its domestic workforce by approximately 15% to bring its operations into better alignment with its near-term sales forecast.

General, selling and administrative expenses (including depreciation, amortization and asset impairment) increased $5,353,000, or 289%, to $7,203,000 for the three months ended December 31, 2000, as compared to $1,850,000 during the same period of fiscal 2000. This increase is primarily attributable to the increase in asset impairment reflecting a charge of $4,197,000 to reduce the Company's investment in it's European subsidiary to its net realizable value of $1,000,000. In addition, the Company increased its staffing for sales and marketing, engineering, and human resources to support the 6% increase in current quarter sales and projected growth in future quarters. Fees associated with the private placement, described below under "Liquidity and Capital Resources", totaled approximately $270,000 and also contributed to the increase in the second quarter of fiscal 2001. The Company recorded a provision for income taxes of $13,000 for the second three months of fiscal 2001, an increase of $9,000 as compared to the second three months of fiscal 2000.

Net Income/Loss. Primarily due to the decrease in gross margin, the asset impairment loss, and the increase in general, selling and administrative expenses, the Company's net loss increased by $5,357,000, to $5,203,000 in the second three months of fiscal 2001 compared to net income of $154,000 for the second three months of fiscal 2000.


(b) LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company's cash and cash equivalents balance was $1,029,000, a decrease of $505,000 from $1,534,000 at the start of fiscal 2001.
Cash used by operations was $1,557,000 for the six months ended December 31, 2000. Cash used in investing activities was $487,000, representing funds invested in property, plant and equipment. During the six months ended December 31, 2000, cash provided by financing activities totaled $1,580,000, consisting primarily of private equity placement capital totaling $2,223,000 offset in part by the repayment of long term debt. Working capital at December 31, 2000, was $297,000, down from $1,068,000 at June 30, 2000.

In fiscal 2000, the primary capital requirements were to fund additions to property, plant, and equipment. During the second quarter of fiscal 2001, ending on December 31, 2000, the primary capital requirement was to fund losses from operations. The Company anticipates earning a profit in the second half of fiscal 2001.

Subsequent to the end of the fiscal quarter, on February 8, 2001, the Company completed the sale of the stock of its European Subsidiary, Memry Europe, for a cash consideration of $1,000,000, plus the assumption of Memry Europe's liabilities of approximately $650,000. As part of the transaction, the Company entered into a supply and license agreement with Memry Europe, pursuant to which Memry will grant to Memry Europe a royalty-bearing license to certain technologies and will agree to supply Memry Europe with certain alloys and tubing.

On January 31, 2001 the Company completed a private equity placement and raised a total of $2,395,000, less applicable fees and expenses. Proceeds were raised through the sale of units, each of which consisted of one share of Common Stock and a warrant to purchase one share of Common Stock. Each unit was priced at $1.00. The warrants are exercisable at $2.25 per share, valid for a period of three years from the date of issuance. Notwithstanding the foregoing term of the warrant, if the fair market value of one share of Common Stock of the Company is equal to or greater than $3.50 for twenty (20) consecutive days during the term of the warrant, the Company has the right to demand that the holder exercise the warrant within a 30-day period. Failure of the holder to so exercise the warrant within thirty (30) days would cause the warrant to become void and the holder would lose all rights that it has with respect to the warrant. The Company is required to file a registration statement for the registration under the Securities Act of 1933, as amended (the "Securities Act"), of the sale by the investors of their securities not later than March 31, 2001, and the Company is required to use its best efforts to effect the registration of the resale of all such securities as promptly thereafter as possible. Other terms and conditions were set forth in the definitive documents.

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

On June 30, 1998, the Company and Webster Bank entered into a Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement and related financing documents and agreements (the "Webster Facility"). Upon entering into the Webster Facility, the Company paid off all amounts outstanding under its prior credit facility with First Union National Bank. The Webster Facility (prior to the amendment described below) included a revolving loan, an equipment loan line of credit and a $500,000 term loan. The term loan is to be repaid in equal monthly installments of principal over its five-year term. The revolving loan provided for borrowings up to the lesser of (a) $3,000,000 or (b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory. The revolving loan requires the payment of a commitment fee equal to 0.25% per annum of the daily-unused portion of the revolving loan. The equipment loan line of credit provides for equipment financing up to the lesser of $750,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. On June 30, 2000, the Company converted $1,250,000 from the equipment line of credit into a term loan. The Company has the remaining option of converting amounts borrowed under the equipment line of credit to term loans on July 1, 2001.

On November 30, 1999, the Company and Webster Bank reached agreement on an amendment to the Webster Facility. Under the terms of the agreement, the revolving loan now provides for borrowings up to the lesser of (a) $5,000,000 or
(b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory. The equipment loan is amended to provide for equipment financing up to the lesser of $1,250,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. A new term loan in the amount of $1,000,000 was provided with the requirement that not less than $500,000 of the term loan will be used to finance new machinery and equipment purchases. The Company has since satisfied said requirement. The other major provisions of the agreement remain unchanged. At December 31, 2000, an aggregate amount of approximately $4,000,000 was outstanding under the Webster Facility. The Webster Facility is secured by substantially all of the Company's domestic assets.

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

In addition, the credit facility contains various restrictive covenants, including, among others, limitations on encumbrances and additional debt, prohibition on the payment of dividends or redemption of stock (except in connection with certain existing put rights), restrictions on management/ownership changes and required compliance with specified financial ratios. As of December 31, 2000, the Company was in breach of certain of these covenants related to financial conditions and ratios. However, the Company has received a waiver from Webster Bank as of December 31, 2000, for such financial covenants. Webster Bank has also modified such financial covenants for periods subsequent to December 31, 2000, such that the Company believes it will be able to achieve them.

Memry Europe has a primary banking relationship with KBC Bank and Insurance Group of Belgium. As of December 31, 2000, an aggregate of approximately $245,000 was outstanding with KBC in short-term and long-term debt.

On January 15, 2001, the Company and a customer of the Company signed an Advance Payment Agreement whereby the customer advanced the Company $1,000,000 to be repaid in ten equal installments of $100,000 beginning in March, 2001. At the customer's option, the installments may be repaid in immediately payable funds or by offsetting such installments against payables owed by the customer or its affiliates. No interest is due on these funds as long as the Company does not default on its obligations. Other terms and conditions apply. Amounts due the customer under the advance will be withheld by Webster Bank from the eligible accounts receivable used in calculating the size of the Company's credit facility.

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

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut (provided, however, that assets, revenues, employees, operations and bank accounts attributable to any entity acquired by the Company shall not be considered when determining if the Company has satisfied such requirements so long as such entity (1) was acquired in an arm's length transaction, (2) was not an affiliate of the Company and was not controlled by an affiliate of the Company prior to such acquisition, and (3) had been in existence and operating as a business for at least one year at the time of the acquisition). Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all the Company's Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company. Using $2.00 per share, which was above the market price for the Company's common stock on February 7, 2001, as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $4.33 million. To the extent that the current market value of the Company's common stock exceeds $2.00 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to insure that its operations do not move from Connecticut in a manner that would trigger CII's put.

In addition to funding normal operations, it is likely the Company will be required to secure new facilities to house its east coast and west coast operations during fiscal 2001 and fiscal year 2002. The cost of these moves and associated relocation expenses will be substantial, however the Company believes that the combination of its borrowing facility, its ability to raise equity capital, and what it believes will be a return to profitability from operations during the second half of fiscal 2001 and fiscal year 2002 will be sufficient to meet the Company's total capital requirements.

Subsequent to the end of the second fiscal quarter of 2001, the Company signed an agreement to lease a new facility located at 3 Berkshire Blvd., Bethel,Connecticut to house the Company's corporate headquarters and east coast manufacturing and assembly operation. The leased facility consists of approximately 37,500 sq. ft. of manufacturing and office space located in a suburban industrial park.


NEW ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

In December 1999 the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of fiscal 2001. Management believes the adoption of SAB No. 101 will not have a significant effect on its financial statements.


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


PART II -- OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES

As part of the private placement described above, during the second and third fiscal quarters of 2001 the Company sold common stock and warrants to the following individuals and groups on the following dates:

Date                     Purchaser/Recipient         No. of shares common    Warrant exercisable         Total Consideration
                                                     stock                   for common shares
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        HSBC Republic Bank           50,000                  50,000                     $ 50,000
                         (Suisse) SA
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        Bank Vontobel AG             35,000                  35,000                     $ 35,000
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        Chelverton Fund             100,000                 100,000                     $100,000
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        Europeenne                   50,000                  50,000                     $ 50,000
                         D'Intermediation
                         financiere et Boursiere
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        The Trustees of the          15,000                  15,000                     $ 15,000
                         Noah Trust
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        Compagnie Financiere        300,000                 300,000                     $300,000
                         Aval SA
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        Vitali Maritime Corp.       100,000                 100,000                     $100,000
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        Mizebourne                  100,000                 100,000                     $100,000
                         Investment Corp.
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        Greenacres                  100,000                 100,000                     $100,000
                         Enterprises, Inc.
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        Bittar International        100,000                 100,000                     $100,000
                         Inc.
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        Gryphon Grading SA           50,000                  50,000                     $ 50,000
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        Lombard Odier & Cie.        250,000                 250,000                     $250,000
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        Emerge Capital              100,000                 100,000                     $100,000
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        Montaigne Fund              100,000                 100,000                     $100,000
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        Samisa Investment            50,000                  50,000                     $ 50,000
                         Corp.
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        Glebe Investment             10,000                  10,000                     $ 10,000
                         Corp.
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        Jack and Harriet             75,000                  75,000                     $ 75,000
                         Halperin
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        MLPF&S as                    50,000                  50,000                     $ 50,000
                         Custodian FBO
                         Kempton J. Coady IRA
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        MLPF&S as                    50,000                  50,000                     $ 50,000
                         Custodian FBO
                         Rosita C. Coady IRA
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        WIT Ventures, Ltd.           93,000                  93,000                     $ 93,000
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        James Binch                  25,000                  25,000                     $ 25,000
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        Robert Thatcher              25,000                  25,000                     $ 25,000
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        Sandy Eames                  25,000                  25,000                     $ 25,000
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        Dominion Financial           32,000                  32,000                     $ 32,000
                         Group International, LDC
-------------------------------------------------------------------------------------------------------------------------------

Date                     Purchaser/Recipient           No. of shares common    Warrant exercisable         Total Consideration
                                                       stock                   for common shares
-------------------------------------------------------------------------------------------------------------------------------
November 16, 2000        Dominion Capital               25,000                  25,000                     $ 25,000
                         Management
-------------------------------------------------------------------------------------------------------------------------------
December 21, 2000        ING Bank (France) S.A.        150,000                 150,000                     $150,000
-------------------------------------------------------------------------------------------------------------------------------
December 21, 2000        David I. Albin                 10,000                  10,000                     $ 10,000
-------------------------------------------------------------------------------------------------------------------------------
December 21, 2000        Robert J. Merkert, Sr.         25,000                  25,000                     $ 25,000
-------------------------------------------------------------------------------------------------------------------------------
December 21, 2000        Harry C. Hagerty, Jr.          50,000                  50,000                     $ 50,000
-------------------------------------------------------------------------------------------------------------------------------
December 21, 2000        Timothy W. Wheeler             50,000                  50,000                     $ 50,000
-------------------------------------------------------------------------------------------------------------------------------
January  16, 2001        Park Place International Ltd. 200,000                 200,000                      200,000
-------------------------------------------------------------------------------------------------------------------------------



The offers and sales to such purchasers were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Jack Halperin is a Director of the Company. Kempton J. Coady is a Director of the Company and Rosita C. Coady is his wife. WIT Ventures, Dominion Financial Group International, LDC, and Dominion Capital Management are affiliates of W.
Andrew Krusen who is a Director of the Company.   James Binch and Robert
Thatcher are Directors and Officers of the Company.

On December 21, 2000, January 16, 2001 and February 14, 2001, the Company issued 166,000 warrants, 2,000 warrants and 18,000 warrants, respectively, exercisable at $2.25 per share, valid for three years from the date of issue, to American Equities Overseas, Inc. as partial payment of a fee, in acting as the Company's agent for the private placement described above.

On December 21, 2000, the Company issued the following warrants: 10,000 to Camforin Ltd., 10,000 to Penchant Ltd., 76,667 to Samisa Investment Corp., and 20,000 to Trackway Ltd. In each case, the warrants have an exercise price of $2.00 per share and expire on December 15, 2004. These warrants were issued as part of the private placement fee for the private placement discussed above.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number                Description of Exhibits
---------------------------   ------------------------
4                             Form of Warrant to Purchase Common Stock for
                              private equity placement completed on January 31, 2001.*

10.1 Form of Securities Purchase Agreement for third party European investors used in private equity placement completed on January 31, 2001.*

10.2 Form of Securities Purchase Agreement for officers and directors of Memry Corporation used in private equity placement completed on January 21, 2001.*

27                            Financial Data Schedule*



(b) REPORTS ON FORM 8-K

None

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Memry Corporation

Date: February 14, 2001                      /s/ James G. Binch
---------------------------                  ---------------------------

                                             James G. Binch
                                             CEO and Chairman


Date: February 14, 2001                      /s/ Robert P. Belcher
---------------------------                  ---------------------------
                                             Robert P. Belcher
                                             Chief Financial Officer,
                                             Treasurer, and Secretary


17