Form 10-Q
period 2001-03-31
MEMRY CORP
filed 2001-05-11
CIK 720896

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                   57 Commerce Drive, Brookfield, Connecticut
                    (Address of principal executive offices)

                                      06804
                                   (Zip Code)

                                 (203) 740-7311
              (Registrant's telephone number, including area code)

                                       NA
              (Former name, former address and former fiscal year,
                          if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 9, 2001, 23,634,583 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

                                     INDEX

PART I --  FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited):

Consolidated Balance Sheets as of March 31, 2001 and June 30, 2000

Consolidated Statements of Operations for the three and nine months ended March 31, 2001 and 2000

Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2001 and 2000

Consolidated Statements of Cash Flows for the nine months ended March 31, 2001 and 2000

Notes to the Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II --  OTHER INFORMATION

ITEM 2.     Changes in Securities

ITEM 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                        Memry Corporation & Subsidiaries
                          Consolidated Balance Sheets

ITEM 1.  Financial Statements

                                                                                        March 31,      June 30,
                                                                                          2001           2000
                                                                                       (Unaudited)
                                                                                      ------------   ------------


ASSETS
Current Assets
 Cash and cash equivalents                                                            $    889,000   $  1,534,000
 Accounts receivable, less allowance for doubtful accounts                               4,120,000      4,192,000
 Inventories (Note B)                                                                    3,289,000      3,700,000
 Prepaid expenses and other current assets                                                   8,000         36,000
                                                                                      ------------   ------------
 Total current assets                                                                    8,306,000      9,462,000
                                                                                      ------------   ------------

Property, Plant, and Equipment                                                          10,820,000     11,491,000
 Less accumulated depreciation                                                          (4,920,000)    (3,987,000)
                                                                                      ------------   ------------

                                                                                         5,900,000      7,504,000
                                                                                      ------------   ------------
Other Assets
 Patents and patent rights, less accumulated amortization                                1,367,000      1,466,000
 Goodwill, less accumulated amortization                                                 1,086,000      3,823,000
 Deferred financing costs, less accumulated amortization                                     4,000         15,000
 Note receivable (Note C)                                                                  163,000              -
 Deposits and other                                                                        457,000        273,000
                                                                                      ------------   ------------

                                                                                         3,077,000      5,577,000
                                                                                      ------------   ------------

 Total assets                                                                         $ 17,283,000   $ 22,543,000
                                                                                      ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                                                     $    823,000   $  1,604,000
 Accrued expenses (Note D)                                                               2,837,000      3,045,000
 Notes payable                                                                           1,574,000      3,617,000
 Deferred revenue                                                                          900,000              -
 Current maturities of capital lease obligations                                             4,000         24,000
 Income tax payable                                                                         10,000        104,000
                                                                                      ------------   ------------

  Total current liabilities                                                              6,148,000      8,394,000
                                                                                      ------------   ------------

Capital lease obligations, less current maturities                                           7,000         57,000
Notes Payable, less current maturities                                                   1,200,000      1,992,000
                                                                                      ------------   ------------

                                                                                         1,207,000      2,049,000
                                                                                      ------------   ------------
Stockholders' Equity
 Common stock                                                                              236,000        211,000
 Additional paid-in capital                                                             46,980,000     44,386,000
 Accumulated deficit                                                                   (37,288,000)   (31,435,000)
 Accumulated other comprehensive loss                                                            -     (1,062,000)
                                                                                      ------------   ------------

        Total stockholders equity                                                        9,928,000     12,100,000
                                                                                      ------------   ------------

        Total liabilities and stockholders' equity                                    $ 17,283,000   $ 22,543,000
                                                                                      ============   ============


                 See Notes to Consolidated Financial Statements

                        Memry Corporation & Subsidiaries
                     Consolidated Statements of Operations
                For the Three Months Ended March, 2001 and 2000
                                  (Unaudited)


                                                                                                  2001              2000
                                                                                               ----------        ----------
Revenues
 Product Sales                                                                                 $8,461,000        $6,924,000
 Research and development                                                                         320,000           313,000
                                                                                               ----------        ----------

                                                                                                8,781,000         7,237,000
                                                                                               ----------        ----------

Cost of revenues
 Manufacturing                                                                                  4,383,000         4,115,000
 Research and development                                                                         227,000           122,000
                                                                                               ----------        ----------

                                                                                                4,610,000         4,237,000
                                                                                               ----------        ----------

  Gross profit                                                                                  4,171,000         3,000,000
                                                                                               ----------        ----------

Operating expenses
 General, selling and administration                                                            2,863,000         2,162,000
 Depreciation and amortization                                                                     83,000           198,000
                                                                                               ----------        ----------

                                                                                                2,946,000         2,360,000
                                                                                               ----------        ----------

Operating Income                                                                                1,225,000           640,000
                                                                                               ----------        ----------

Other income (expense)
 Interest expense                                                                                 (81,000)         (112,000)
 Interest income                                                                                   10,000             8,000
 Other income                                                                                           -           107,000
                                                                                               ----------        ----------

                                                                                                  (71,000)            3,000
                                                                                               ----------        ----------
Income before income taxes                                                                      1,154,000           643,000

Provision for income taxes                                                                          7,000            40,000
                                                                                               ----------        ----------

 Net Income                                                                                    $1,147,000        $  603,000
                                                                                               ==========        ==========

Basic Earnings Per Share:                                                                            $.05              $.03

Diluted Earnings Per Share:                                                                          $.05              $.03


                 See Notes to Consolidated Financial Statements

                        Memry Corporation & Subsidiaries
                     Consolidated Statements of Operations
               For the Nine Months Ended March 31, 2001 and 2000
                                  (Unaudited)


                                                                                                 2001                2000
                                                                                             -----------         -----------
Revenues
 Product Sales                                                                                $21,118,000         $17,465,000
 Research and development                                                                         647,000             796,000
                                                                                              -----------         -----------

                                                                                               21,765,000          18,261,000
                                                                                              -----------         -----------
Cost of revenues
 Manufacturing                                                                                 13,828,000          11,008,000
 Research and development                                                                         433,000             395,000
                                                                                              -----------         -----------

                                                                                               14,261,000          11,403,000
                                                                                              -----------         -----------

  Gross profit                                                                                  7,504,000           6,858,000
                                                                                              -----------         -----------

Operating expenses
 General, selling and administration                                                            8,387,000           5,885,000
 Depreciation and amortization                                                                    389,000             440,000
 Loss on disposal of subsidiary (Note E)                                                        4,232,000                   -
                                                                                              -----------         -----------


                                                                                               13,008,000           6,325,000
                                                                                              -----------         -----------

Operating Income (Loss)                                                                        (5,504,000)            533,000
                                                                                              -----------         -----------

Other income (expense)
 Interest expense                                                                                (345,000)           (267,000)
 Interest income                                                                                   26,000              17,000
 Other income                                                                                           -              52,000
 Loss on disposition of assets                                                                          -              (6,000)
                                                                                              -----------         -----------

                                                                                                 (319,000)           (204,000)
                                                                                              -----------         -----------

 Income (Loss) before income taxes                                                             (5,823,000)            329,000

Provision for income taxes                                                                         30,000              54,000
                                                                                              -----------         -----------

 Net Income (Loss)                                                                            $(5,853,000)        $   275,000
                                                                                              ===========         ===========


Basic Earnings (Loss) Per Share:                                                                    ($.26)               $.01

Diluted Earnings (Loss) Per Share:                                                                  ($.26)               $.01

                 See Notes to Consolidated Financial Statements

                        Memry Corporation & Subsidiaries
                Consolidated Statements of Comprehensive Income
       For the Three Months and Nine Months Ended March 31, 2001 and 2000
                                  (Unaudited)


                                                             Three Months  Three Months  Nine Months   Nine Months
                                                                Ended         Ended         Ended         Ended
                                                              03/31/2001    03/31/2000    03/31/2001    03/31/2000
                                                             -----------   -----------   -----------   -----------
Net Income (Loss)                                            $ 1,147,000   $   603,000   $(5,853,000)  $   275,000

Other Comprehensive Income (Loss)
   Foreign Currency Translation Adjustments, net of tax        1,191,000      (294,000)    1,062,000      (482,000)
                                                             -----------   -----------   -----------   -----------
Comprehensive Income (Loss)                                  $ 2,338,000   $   309,000   $(4,791,000)  $  (207,000)
                                                             ===========   ===========   ===========   ===========


                 See Notes to Consolidated Financial Statements

                        Memry Corporation & Subsidiaries
                     Consolidated Statements of Cash Flows
               For the Nine Months Ended March 31, 2001 and 2000
                                  (Unaudited)

                                                                                                 2001                  2000
                                                                                             -----------           -----------
Cash Flows From Operating Activities:
Net Income (Loss)                                                                            $(5,853,000)          $   275,000
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and Amortization                                                                1,720,000             1,274,000
  Loss on sale of European subsidiary                                                          4,232,000                     -
  Loss on disposal of assets                                                                           -                 6,000
  Warrants issued for partial settlement of liability                                                  -                39,000
  Compensation & fees paid by issuance of common stock                                           195,000               120,000
  Change in operating assets and liabilities:
   Increase in accounts receivable                                                               (42,000)           (2,614,000)
   (Increase) decrease in inventories                                                           (208,000)              384,000
   Decrease in prepaid expenses                                                                   30,000                18,000
   Increase in other assets                                                                     (195,000)                    -
   Increase in note receivable                                                                  (163,000)                    -
   Decrease in income tax payable - net                                                          (94,000)                    -
   Increase in deferred revenue                                                                  900,000                     -
   Increase (decrease) in accounts payable and accrued expenses                                 (781,000)              473,000
                                                                                             -----------           -----------

     Net cash used in operating activities                                                      (259,000)              (25,000)
                                                                                             -----------           -----------

Cash Flows From Investing Activities:
 Net proceeds from sale of European subsidiary                                                   933,000                     -
 Purchases of property, plant and equipment                                                   (1,099,000)           (1,919,000)
                                                                                             -----------           -----------
     Net cash used in investing activities                                                      (166,000)           (1,919,000)
                                                                                             -----------           -----------

Cash Flows From Financing Activities:
 Proceeds from issuance of common stock, net                                                   2,422,000                28,000
 Proceeds from (repayment of) note payable                                                      (828,000)              923,000
 Proceeds from (repayment of) revolver loan payable                                           (1,729,000)              859,000
 Payments on acquisition obligations                                                                   -              (258,000)
 Principal payments on capital lease obligations                                                 (32,000)              (19,000)
                                                                                             -----------           -----------
     Net cash (used in) provided by financing activities                                        (167,000)            1,533,000
                                                                                             -----------           -----------

Effect of foreign currency exchange rate changes on cash and cash equivalents                    (53,000)              (97,000)

     Decrease in cash and cash equivalents                                                      (645,000)             (508,000)

Cash and cash equivalents, beginning of year                                                   1,534,000             1,191,000
                                                                                             -----------           -----------

Cash and cash equivalents, end of period                                                     $   889,000           $   683,000
                                                                                             ===========           ===========


                 See Notes to Consolidated Financial Statements

                        MEMRY CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001 ("fiscal 2001"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended June 30, 2000 ("fiscal 2000") of Memry Corporation (the "Company").

Note B.    INVENTORIES

Inventories at March 31, 2001 and June 30, 2000, are summarized as follows:

                                                                                      March 31           June 30
                                                                                 -----------------  ----------------
 Raw Materials                                                                         $1,131,000        $1,109,000
 Work-in-process                                                                        1,563,000         1,517,000
 Finished goods                                                                         1,129,000         1,509,000
 Allowance for slow-moving and obsolete inventory                                        (534,000)         (435,000)
                                                                                       ----------        ----------
                                                                                       $3,289,000        $3,700,000
                                                                                       ==========        ==========

Note C. NOTE RECEIVABLE

On August 29, 2000 the Company entered into a note receivable agreement for $200,000 with an executive officer, which has been collateralized by his personal residence. The note is non-interest bearing and will be forgiven in four annual equal installments beginning on January 1, 2003 providing certain conditions are met, principally that the individual remains employed by the Company. The note has been recorded utilizing an imputed interest rate of 6%.

Note D.    ACCRUED EXPENSES

Accrued Expenses at March 31, 2001 and June 30, 2000 are summarized as follows:

                                                                                     March 31          June 30
                                                                                 ----------------  ---------------
 Accrued Expenses-Other                                                                $1,605,000       $1,654,000
 Accrued Incentive Compensation                                                           449,000          636,000
 Accrued Payroll and Fringe Benefits                                                      272,000          415,000
 Accrued Vacation Pay                                                                     368,000          340,000
 Accrued Marketing                                                                        143,000                -
                                                                                       ----------       ----------
                                                                                       $2,837,000       $3,045,000
                                                                                       ==========       ==========

Note E.    LOSS ON DISPOSAL OF SUBSIDIARY

On February 8, 2001, the Company sold its European subsidiary in a transaction described in "Liquidity and Capital Resources" below. The Company, following a thorough business review of the operations of Memry Europe, made the decision during the second fiscal quarter to sell or dispose of the entity at which time an impairment review was conducted pursuant to FAS No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of". The result of this review was a charge in the amount of $4.197 million to the second quarter of FY 2001 to reduce the Company's investment in its European subsidiary to its net realizable value of $1,000,000. The actual charge from this transaction reflected in the consolidated statement of operations for the nine month period ended March 31, 2001, is $4.232 million.

Note F.  EARNINGS PER SHARE

Basic earnings (loss) per share amounts are computed by dividing net income
(loss) by the weighted-average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share.

For the periods presented, there were no items which changed net income (loss) as presented in the consolidated statements of operations and the amounts used to compute basic and diluted earnings (loss) per share. The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings (loss) per share. For the nine month period ended March 31, 2001, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such equivalents is antidilutive.

                                                                Three       Three        Nine        Nine
                                                                Months      Months      Months      Months
                                                                Ended       Ended       Ended       Ended
                                                              03/31/2001  03/31/2000  03/31/2001  03/31/2000
                                                              ----------  ----------  ----------  ----------
Number of Basic Shares Outstanding                            23,572,586  21,110,400  22,286,540  20,951,984
Effect of Dilutive Securities:
Warrants                                                          85,094     799,109           -     608,211
Options                                                           17,932     522,606           -     536,017
                                                              ----------  ----------  ----------  ----------

Weighted Average Number of Shares Outstanding                 23,675,611  22,432,115  22,286,540  22,096,212
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


Three Months
Ended
03/31/2001                                                               United States     Europe     Consolidated
----------                                                               -------------   ----------   ------------
Total revenues                                                               8,550,000      231,000      8,781,000
Operating income (loss)                                                      1,388,000     (163,000)     1,225,000
Identifiable assets                                                         17,278,000        5,000     17,283,000

Three Months
Ended
03/31/2000                                                               United States     Europe     Consolidated
----------                                                               -------------   ----------   ------------

Total revenues                                                               6,802,000      435,000      7,237,000
Operating income (loss)                                                      1,025,000     (385,000)       640,000
Identifiable assets                                                         15,051,000    5,068,000     20,119,000

Nine Months
Ended
03/31/2001                                                               United States     Europe     Consolidated
----------                                                               -------------   ----------   ------------

Total revenues                                                              20,862,000      903,000     21,765,000
Operating income (loss)                                                       (238,000)  (5,266,000)    (5,504,000)
Identifiable assets                                                         17,278,000        5,000     17,283,000

Nine Months
Ended
03/31/2000                                                               United States     Europe     Consolidated
----------                                                               -------------   ----------   ------------

Total revenues                                                              17,150,000    1,111,000     18,261,000
Operating income (loss)                                                      1,438,000     (905,000)       533,000
Identifiable assets                                                         15,051,000    5,068,000     20,119,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results. Certain statements under this caption may constitute "forward-looking statements". See Part II -- "Other Information".

(a)  RESULTS OF OPERATIONS

Nine Months Ended March 31, 2001, compared to Nine Months Ended March 31, 2000.

Revenues. Revenues increased 19% to $21,765,000 for the first nine months of fiscal year 2001 from $18,261,000 during the same period in fiscal 2000, an increase of $3,504,000. Sales of products and components to the medical device industry accounted for an increase of approximately $3,900,000. Commercial and industrial products and assemblies decreased approximately $3,000,000 from the first nine months of fiscal 2000 due primarily to lower shipments of antenna wire and bra wire. Revenue from semi-finished material, primarily tube utilized for medical device applications, increased by approximately $3,000,000 for the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) increased to $14,261,000 for the nine months ended March 31, 2001 from $11,403,000 during the same nine-month period in fiscal 2000. This increase of $2,858,000, or 25%, was largely attributable to the substantial increase in revenues. In addition, one of the Company's most significant medical device component customers temporarily suspended shipments of its product during the same period and did not resume shipments until the end of the Company's second fiscal quarter. Moreover, during the past year, the Company made significant investments in facilities, equipment and personnel to support a high level of anticipated orders from this customer. The high level of expenses associated with maintaining this capability, combined with fewer shipments than anticipated, was a significant factor contributing to the increase in manufacturing costs. Correspondingly, the Company's gross margin from sales decreased to 34% for the nine month period ended March 31, 2001, from 38% in the comparable period in fiscal 2000. In November 2000, the Company reduced its domestic workforce by approximately 15% to better align its operations with its near-term sales forecast.

General, selling and administrative expenses (including depreciation, amortization and loss on disposal) increased $6,683,000, or 106%, to $13,008,000 for the nine months ended March 31, 2001, as compared to $6,325,000 during the same period of fiscal 2000. This increase is primarily attributable to the $4,232,000 loss on disposal of the Company's European subsidiary. Excluding the loss on disposal, the increase in general, selling and administration expenses would have been $2,451,000, or 39%. This increase is primarily attributable to the Company increasing its staffing for sales and marketing, engineering, and human resources to support the 19% increase in revenue for the nine month period ended March 31, 2001, and projected growth in future quarters. Agent fees and additional legal expenses associated with the private placement of equity securities conducted during the second fiscal quarter also contributed to the increase. Other expenses during the period increased $115,000, primarily due to increased interest expense associated with a higher level of borrowing necessary to support the working capital needs of the Company. The Company recorded a provision for income taxes of $30,000 for the first nine months of fiscal 2001, as compared to $54,000 during the same period of fiscal 2000.

Net Income/Loss. Primarily due to the loss on disposal of the Company's European subsidiary, decrease in gross margin, and the overall increase in general, selling and administrative expenses, the Company's net loss increased by $6,128,000, to $5,853,000 in the first nine months of fiscal 2001 compared to net income of $275,000 for the first nine months of fiscal 2000.

Due in large part to the fact that the Company has a high percentage of sales to a limited number of medical device customers, the Company anticipates that revenue growth over the next year will be variable on a quarter-to-quarter basis, but the overall trend will be positive.

Three Months Ended March 31, 2001, compared to Three Months Ended March 31,
2000.

Revenues. Revenues increased 21% to $8,781,000 in the third quarter of fiscal year 2001 from $7,237,000 during the same period in fiscal 2000, an increase of approximately $1,500,000. Revenue from sales of products and components to the medical device industry increased by $1,517,000. Sales of commercial and industrial products and assemblies decreased approximately $1,250,000 from the third quarter of fiscal 2000, due primarily to lower shipments of antenna wire and bra wire, offset by an increase in revenue from semi-finished material, primarily tube utilized for medical device applications, which increased by approximately $1,300,000 in the third quarter of fiscal 2001 from the third quarter of fiscal 2000.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) increased to $4,610,000 for the three months ended March 31, 2001 from $4,237,000 during the same three-month period in fiscal 2000. This increase of $373,000 or 9% was attributable to the 21% increase in revenues. Correspondingly, the Company's gross margin from sales increased to 48% for the three month period ended March 31, 2001, from 41% in the comparable period in fiscal 2000.

General, selling and administrative expenses (including depreciation, amortization and asset impairment) increased $586,000 or 25%, to $2,946,000 for the three months ended March 31, 2001, as compared to $2,360,000 during the same period of fiscal 2000. This increase is primarily attributable to the 21% increase in revenue. In addition, the Company incurred increased legal and consulting expenses to support the 21% increase in current quarter sales and projected growth in future quarters. The Company recorded a provision for income taxes of $7,000 for the third quarter of fiscal 2001, a decrease of $33,000 as compared to the same period of fiscal 2000.

Net Income. Primarily due to the increase in both revenues and gross margin, partially offset by the increase in general, selling and administrative expenses, the Company's net income increased by $544,000, to $1,147,000 in the third quarter of fiscal 2001 compared to net income of $603,000 for the same period in fiscal 2000.

(b) LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company's cash and cash equivalents balance was $889,000, a decrease of $645,000 from $1,534,000 at the start of fiscal 2001. Cash used by operations was $259,000 for the nine months ended March 31, 2001. Cash used in investing activities was $166,000, representing funds invested in property, plant and equipment, net of cash generated from the sale of the Company's European subsidiary. During the nine months ended March 31, 2001, cash used in financing activities totaled $167,000, consisting primarily of private equity placement capital totaling $2,422,000 offset by the repayment of note payable and revolver loan payable. Working capital at March 31, 2001, was $2,158,000, an increase of $1,090,000 from $1,068,000 at June 30, 2000.

In fiscal 2000, the primary capital requirements were to fund additions to property, plant, and equipment. During the third quarter of fiscal 2001, ending on March 31, 2001, the primary capital requirement was also to fund additions to property, plant and equipment.

On February 8, 2001, the Company completed the sale of the stock of its European Subsidiary, Memry Europe, to Mr. Wilfried Van Moorleghem, for a cash consideration of $1,000,000. As part of the transaction, the Company entered into a supply and license agreement with Memry Europe, pursuant to which Memry granted to Memry Europe a royalty-bearing license to certain technologies and agreed to supply Memry Europe with certain alloys and tubing.

On January 31, 2001, the Company completed a private equity placement and raised a total of $2,395,000, less applicable fees and expenses. Proceeds were raised through the sale of units, each of which consisted of one share of Common Stock and a warrant to purchase one share of Common Stock. Each unit was priced at $1.00. The warrants are exercisable at $2.25 per share, valid for a period of three years from the date of issuance. Notwithstanding the foregoing, if the fair market value of one share of Common Stock of the Company is equal to or greater than $3.50 for twenty (20) consecutive days during the term of the warrant, the Company has the right to demand that the holder exercise the warrant within a 30-day period. Failure of the holder to so exercise the warrant within thirty (30) days would cause the warrant to become void and the holder would lose all rights that it has with respect to the warrant. In accordance with the Securities Act of 1933, as amended (the "Securities Act"), the Company filed a registration statement for the registration of the sale by the investors of their Company securities on April 12, 2001. The registration is not yet effective. Other terms and conditions were set forth in the definitive documents.

Under the terms of the transaction whereby the Company purchased Memry Europe, the Company was obligated to pay an additional $1,046,000 in cash to the shareholders of Memry Europe on October 30, 1999. On September 16, 1999, the Company signed an agreement to convert approximately $455,000 of the obligation to a term loan that matured and was subsequently paid on June 30, 2000. On October 29, 1999, the Company paid approximately $258,000 to other former shareholders of Memry Europe. On December 17, 1999, the Company signed an agreement with the holder of approximately $333,000 of such obligation to convert the obligation to a combination of common stock and warrants.

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

On November 30, 1999, the Company and Webster Bank reached agreement on an amendment to the Webster Facility. Under the terms of the agreement, the revolving loan now provides for borrowings up to the lesser of (a) $5,000,000 or
(b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory. The equipment loan is amended to provide for equipment financing up to the lesser of $1,250,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. A new term loan in the amount of $1,000,000 was provided with the requirement that not less than $500,000 of the term loan be used to finance new machinery and equipment purchases. The Company has since satisfied said requirement. Pursuant to a verbal request from Webster Bank during the third quarter of fiscal year 2001, the Company has refrained from borrowing under the equipment line pending further consultation with the Bank. The other major provisions of the agreement remain unchanged. At March 31, 2001, an aggregate amount of approximately $2,500,000 was outstanding under the Webster Facility. The Webster Facility is secured by substantially all of the Company's domestic assets.

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

On January 15, 2001, the Company and a customer of the Company signed an Advance Payment Agreement whereby the customer advanced the Company $1,000,000 to be repaid in ten equal installments of $100,000 beginning in March, 2001. At the customer's option, the installments may be repaid in immediately payable funds or by offsetting such installments against payables owed by the customer or its affiliates. No interest is due on these funds as long as the Company does not default on its obligations. Other terms and conditions apply. Amounts due the customer under the advance are withheld by Webster Bank from the eligible accounts receivable used in calculating the size of the Company's credit facility.

The Company has in the past grown through acquisitions (including the acquisition of Wire Solutions, Memry Europe and Raychem Corporation's nickel titanium product line). As part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company's existing businesses. The Company intends to use available cash from operations and authorized but unissued common stock to finance any such acquisitions. The Company does not currently, however, contemplate any material acquisitions for the remainder of fiscal 2001.

The Company has implemented a plan that restricts capital spending to health and safety items and essential investment pending the improvement of the Company's financial condition. Upon the improvement of the Company's financial condition, the Company has substantial requirements to fund plant and equipment projects to support the expected increased sales volume of SMA and superelastic materials during the balance of the fiscal year ending June 30, 2001 and the fiscal year ending June 30, 2002. The Company expects that it will be able to pay for these expenditures through a combination of cash flow generated through operations, increased borrowings, and sale of stock, however, there is no assurance that the Company will be successful in these efforts.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated

("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut (provided, however, that assets, revenues, employees, operations and bank accounts attributable to any entity acquired by the Company shall not be considered when determining if the Company has satisfied such requirements so long as such entity (1) was acquired in an arm's length transaction, (2) was not an affiliate of the Company and was not controlled by an affiliate of the Company prior to such acquisition, and (3) had been in existence and operating as a business for at least one year at the time of the acquisition). Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all the Company's Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company by CII. Using $2.00 per share, which was above the market price for the Company's common stock on May 7, 2001 as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $4.32 million. To the extent that the current market value of the Company's common stock exceeds $2.00 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to ensure that its operations do not move from Connecticut in a manner that would trigger CII's put.

In addition to funding normal operations, the Company may be required to secure new facilities to house its west coast operations during fiscal year 2002. The cost of this move and associated relocation expenses would be substantial, however the Company believes that the combination of its borrowing facility, its ability to raise equity capital, and cash flow generated through operations will be sufficient to meet the Company's total capital requirements, however, there is no assurance that the Company will be successful in these efforts.

During the third fiscal quarter of 2001, the Company signed a lease for a facility located at 3 Berkshire Blvd., Bethel, CT 06801, to house the Company's corporate headquarters and east coast manufacturing and assembly operation. The leased facility consists of approximately 37,500 square feet of manufacturing and office space located in a suburban industrial park. The Company anticipates the total cost of leasehold improvements, furnishings, and moving expenses to be approximately $2,600,000 which the Company expects to fund from a combination of cash flow generated through operations, increased borrowings, and additional leasing. The estimated annual rent for the facility is $336,000 versus the rent at the existing Brookfield location of approximately $170,000 for 24,000 square feet. The Company anticipates relocating to its new facility prior to the end of the fourth quarter of fiscal year 2001.

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

PART II -- OTHER INFORMATION

The statements in this quarterly report on Form 10-Q that are not historical fact constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainties which, may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of forms of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes" and "scheduled".

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

ITEM 2. CHANGES IN SECURITIES

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

None


(b)    REPORTS ON FORM 8-K


On February 8, 2001, the Company filed a Current Report on Form 8-K reporting the sale of the capital stock of Memry Europe, N.V. described elsewhere herein. On April 16, 2001, the Company filed an amendment to such Current Report on Form 8-K providing pro forma financial information showing how the Company's actual assets and operations would have been affected by the assets and operations of Memry Europe, N.V. as at certain dates and for certain periods.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Memry Corporation

Date: May 11, 2001                           /s/ James G. Binch
------------------                           ----------------------

                                             James G. Binch
                                             CEO and Chairman

Date: May 11, 2001                           /s/ Robert P. Belcher
------------------                           -----------------------

                                             Robert P. Belcher
                                             Chief Financial Officer,
                                             Treasurer, and Secretary

















15