Form 10-K
period 2001-06-30
MEMRY CORP
filed 2001-09-28
CIK 720896

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2001

                         Commission file number 0-14068

                                Memry Corporation

                       (Name of Registrant in its charter)

              Delaware                                         06-1084424
    (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                        Identification No.)

     3 Berkshire Blvd., Bethel, CT                                06801
(Address of principal executive offices)                        Zip Code)

                    Issuer's telephone number (203) 739-1100

         Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of each exchange on
            Title of each class                           which registered
                                                          ----------------
  Common Stock, par value $.01 per share               American Stock Exchange

       Securities registered under Section 12(g) of the Exchange Act: None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Consolidated revenues of the issuer for the fiscal year ended June 30, 2001 were $29,913,000.

     The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $21.2 million on September 26, 2001 based upon the closing trade price on that date. The number of shares of Common Stock outstanding as of September 26, 2001 was 23,709,488.

                      Documents Incorporated by Reference:

     The registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in December, 2001, is incorporated by reference into Part III of this Annual Report on Form 10-K.

     Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

================================================================================

                                Memry Corporation
                        For The Year Ended June 30, 2001

                                      Index

                                                                                                                  Page
                                                                                                                   ----

Part I.
Item 1     Business...............................................................................................  1
Item 2.    Description of Property................................................................................  8
Item 3.    Legal Proceedings......................................................................................  8
Item 4.    Submission of Matters to a Vote of Security Holders....................................................  8


Part II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..................................  9
Item 6.    Selected Financial Data................................................................................  9
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................. 10
Item 8.    Financial Statements................................................................................... 15
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................... 16

Part III.

Item 10.   Directors and Executive Officers of the Registrant..................................................... 16
Item 11.   Executive Compensation................................................................................. 16
Item 12.   Security Ownership of Certain Beneficial Owners and Management......................................... 16
Item 13.   Certain Relationships and Related Transactions......................................................... 16

Part IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8K........................................ 17

Signatures........................................................................................................ 19


                                     PART I.

ITEM 1.  BUSINESS

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

     The Company conducts its operations from its two operating facilities located in Bethel, Connecticut, and Menlo Park, California. The Company acquired its Menlo Park, California operations and certain assets therein from Raychem Corporation ("Raychem") in June 1996. The Company's principal executive offices are located at 3 Berkshire Blvd., Bethel, Connecticut 06801, and its telephone number at such address is (203) 739-1100.

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

     Approximately 85% of the coronary stents currently manufactured are stainless steel and require deployment through the expansion of a balloon on a catheter-based delivery system with a second balloon frequently used to further expand the stent. However, the majority of stents currently in clinical development for peripheral applications, such as abdominal aortic aneuryism stent grafts and carotid, vascular and illiac stents, employ nitinol. The physical properties of nitinol allow placement of stents manufactured with this metal to be self-expanding and avoid balloon occlusion of the vessel during placement.

     Memry currently produces both the wire and tubing that is used to fabricate guidewires, catheters and stents, and increasingly provides completed stent structures to medical device companies, as well as other surgical and diagnostic instrument assemblies. In fiscal 2001, sales to medical device companies accounted for approximately 88% of revenue.

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

     Examples of such products the Company currently provides to these markets include sealing devices, actuators, fasteners and cellular phone antennae. Memry currently sells heat actuated sealing devices used in diesel engine fuel injection systems to maintain air pressure. Fasteners are products that also employ the characteristics of shape memory to hold or couple two pieces of wire and/or metal together. A superelastic nitinol wire is sold as the element wire in retractable antennae for portable cellular telephones. It has superior durability and quickly recovers its straight shape when bending stresses are removed. The superelasticity effect helps to avoid kinking and deformation. Most recently the Company has begun shipping formed, superelastic nitinol wires for undergarment support. Non-medical sector sales accounted for approximately 12% of fiscal 2001 revenues.

                                   OPERATIONS

     The Company conducts its business through two manufacturing locations. The California facility consisting of most of the business acquired from Raychem (the "Raychem Acquisition") in June, 1996, and the Bethel facility which prior to the Raychem Acquisition constituted the Company's entire SMA business. During fiscal 2001, the Company sold its Belgium facility, comprised of the Belgian corporation formerly known as Advanced Materials and Technologies, N.V., which was acquired by Memry in October, 1998.

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

     Memry's Connecticut manufacturing operations, located in the same facility as the Company's corporate headquarters in Bethel, Connecticut, are engaged in the production of formed components and of value-added sub-assemblies, predominantly based on wire and strip-based SMAs. In 1999, the eastern operatons became involved in the fabrication and supply of microcoil and guidewire components utilized in medical procedures through the Company's acquisition of the assets of Wire Solutions, Inc. of Wrentham, MA in March, 1999. These assets have been integrated with the Company's eastern facility. During May, 2001, the Company moved its headquarters and eastern manufacturing operations from Brookfield, CT to Bethel, CT, into a facility described in Item 2 below.

     Europe. On October 31, 1998, the Company acquired all of the outstanding shares of Advanced Materials and Technologies, N.V. ("AMT"), located in Herk-de-Stad, Belgium. Founded in 1989, AMT, renamed Memry Europe, n.v., specialized in the development and supply of both Nickel Titanium and other shape memory alloy semi-finished products, principally wire products used in the commercial and industrial markets served by the Company's U.S. operations. On February 8, 2001, following a thorough business and strategic review, the Company sold Memry Europe in a transaction described in "Liquidity and Capital Resources" below.

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

     Sub-Assemblies. Memry manufactures and sells value-added sub-assemblies to OEMs, principally in the medical device field. This comprises taking the semi-finished materials and/or formed components produced by Memry and combining or assembling them with other products that have been outsourced by Memry to form a larger component or "sub-assembly" of the OEMs' finished product. Memry combines its SMA expertise with additional manufacturing and process knowledge and third-party supply chain management to cost-effectively produce a sub-assembled product for OEMs. The single largest portion of Memry's eastern business is selling assemblies and components to United States Surgical ("USS"), a division of Tyco Medical, and other medical industry OEMs. The primary item sold by Memry to USS is an SMA sub-assembly used by USS for endoscopic instruments. The use of superelastic SMAs allows the instruments to be constrained outside the body, inserted into the body in its constrained form through small passages, to then take a different shape while inside the body, and then to return to its constrained shape for removal. The primary value-added product produced by the Company's Menlo Park operations are finished stent rings utilized by Medtronic AVE in their AneuRx AAA stent graft product.

                                    STRATEGY

     The Company's strategy has three components: to further Memry's leadership position in the provision and processing of SMAs; to expand vertically in the medical device industry by providing additional engineering, component and sub-assembly services; and to leverage the Company's strong customer base by offering additional complementary advanced material technology expertise and products. This strategy is complemented by increased emphasis being placed on advancing the Company's technological base through development of new intellectual property associated with both superelastic alloys and unique methods of processing for specific applications.

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

     In order to continue to advance the Company's leadership position in SMAs the Company is implementing the following initiatives:

          Continued Advancements in Processing Expertise and Quality Assurance. Nitinol is a non-linear material, which makes it a very difficult material to process. Memry believes that one of its competitive advantages is its ability to effectively process this material. One of these processes is the production of tubes used primarily in the production of stents. The Company believes that this process, proprietary to the Company, will provide Memry with an advantage over competitors with regard to product quality and cost for selected products when it is fully implemented. Memry has underway a number of process enhancement initiatives designed to enhance both the current manufacturing processes and Memry's competitive position, some of which will result in new patent applications. Because many of the materials produced by Memry are used in medical devices, the product quality requirements placed on Memry by its customers are high. Both of Memry's U.S. manufacturing facilities are ISO 9001 certified.

          Increase in Manufacturing Capacity. To meet growing demand, particularly in the medical device market for the production of nitinol stents and other components, the Company has committed to optimizing the manufacturing efficiency of its current facilities and expects to invest between $1.5 million and $2.5 million in capital equipment and facility improvements in fiscal 2002.

          Restructuring of Manufacturing Operations. To accommodate the growing capacity requirements of the Company's core medical OEM customer business, and to increase the efficiency of operation, the Company will continue to reallocate certain manufacturing activities, including coordinating all critical technology development from the corporation's new Office of Technology, based in Connecticut.

     Vertical Integration. The medical device industry has been undergoing significant change over the last few years. As part of that change, many of the larger participants have recognized that their competitive differentiation comes from two key elements: device design and product marketing. These are the core competencies in which successful medical device companies excel and on which many medical device companies are focusing their resources. As a result, industry participants are looking to outsource to other companies with specialized expertise some of the other essential parts of the business; especially engineering incorporating advanced material technologies and manufacturing processes. These factors have resulted in a growing trend towards outsourcing in the medical device industry, impacting the full breadth of the manufacturing cycle from material engineering to final product assembly. The market drivers for the outsourcing trend include:

          Increased Competitive Pressures. Increased penetration by managed care companies and a continued focus on the cost of publicly sponsored healthcare programs, such as Medicare and Medicaid, have resulted in increasing pressure for lower priced procedures. This pricing pressure is forcing medical device companies to reduce their manufacturing costs in order to maintain margins.

          Need to Shorten Device Development Cycles. To shorten the time required to market a new product, medical device companies are seeking to outsource certain supply responsibilities to third parties that are able to quickly develop cost effective solutions to address engineering and manufacturing issues.

         Efficient Use of Resources. Many medical device companies are reevaluating their business models with a focus on device design and sales and marketing. As a result, medical device companies are increasingly outsourcing many of the activities that traditionally were performed in-house, including various aspects of the engineering, prototyping and pre-production processes, as well as the manufacturing of finished products and/or sub-assemblies thereof.

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

     Processing of Additional Formed Components. Over the past several years, the Company has taken advantage of additional opportunities in the market to increase its business of processing semi-finished material into formed components. While the Company will continue to seek out new opportunities for such formed components, in FY2002 the Company anticipates that it will focus its resources to a somewhat greater extent on seeking additional customers for existing component concepts and new opportunities for its semi-finished material.

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

     Sales to Memry Europe. In connection with the sale of Memry Europe to Wilfried Van Moorleghem, Memry entered into a License and Supply Agreement with Memry Europe (which has been renamed AMT). Pursuant to the License and Supply Agreement, Memry agreed to supply to Memry Europe certain alloys and tubing products. In addition, conditional upon Memry being granted certain patents, Memry agreed to grant to Memry Europe a right and royalty-bearing license to such patents and a right and royalty-bearing license to certain electropolishing technology and tubing technology.

     Personnel The Company currently has 9 sales and marketing personnel, of which 6 operate primarily from headquarters, 2 operate primarily from California, and 1 is the manager for the overall activity.

     Material Customers The Company's largest customers are Medtronic, United States Surgical and Guidant, accounting for approximately 45%, 23% and 11% of the Corporation's total revenue in fiscal 2001. No other customer accounted for more than 10% of total revenue.

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

                                   COMPETITION

     The Company faces competition from other SMA processors, who compete with the Company in the sale of semi-finished materials (i.e. mostly with the Company's California operation) and formed components (with Memry's Connecticut and California operations). There are several major U.S., European and Japanese companies engaged in the supply or use of SMAs, some of which have substantially greater resources than the Company. Within the U.S., the two major SMA suppliers to both the Company and the industry as a whole are Teledyne Wah Chang and Special Metals Corporation. Each of these companies has substantially greater resources than the Company and could determine that it wishes to compete with the Company in the Company's markets. Special Metals has in fact become a competitor of the Company for semi-finished wire and strip materials. Japanese competitors include Furakawa Electric Co. and Daido, both of which produce SMAs and sell to users in Japan and internationally. The principal European competitors are Memometal, a private French company, Minitubes SA, a private French Nitinol tube supplier, and G. Rau/EuroFlex, a German company with ties to NDC (see below). In addition, AMT (formerly Memry Europe) is a competitor. However, pursuant to the License and Supply Agreement between Memry and Memry Europe, the parties agreed that Memry Europe has the rights to use certain of our technology only in Europe and Asia, while we have retained such rights elsewhere. The Company believes that Cordis/Johnson and Johnson, through its subsidiary Nitinol Devices and Components Company (NDC), is the next largest, followed by Shape Memory Alloy Applications, Inc., recently acquired by Johnson Matthey Inc.

     The Company intends to compete, and advance its position, based primarily on its manufacturing capabilities, its proprietary intellectual property positions, its knowledge of the processing parameter of the alloys, and unique design and assembly capabilities, particularly in the medical device field. While price and production capability are obviously important, the Company believes that it competes principally on its technological and production capabilities.

                             PATENTS AND TRADEMARKS

In the last decade, the Company has received ten issuances of U.S. patents with related foreign coverage in fields of medical devices, automotive, valving mechanisms, sporting goods, and consumer products using shape memory alloys and related effects. These include recently issued patents on shape memory alloy sealing components for automotive and hydraulic applications as well as pseudoelastic beta Ti alloys for eyewear, orthopedic, orthodontic and medical uses. There are an additional six applications in either pending or provisional status covering potential protection in eyewear, medical and oilfield related fields of use.

     As part of the Raychem Acquisition, the Company controls an additional seven U.S. patents, as well as a variety of foreign patents and domestic and foreign patent applications, relating primarily to alloy compositions, the production of semi-finished materials such as tubing, and the utilization of nickel-titanium alloys having superelasticity and shape memory effect. Also included in the Acquisition, the Company was assigned a non-exclusive license to use NiTiNb alloys and related processing technologies for coupling, connectors, and sealing devices in fields other than fluid fitting products for uses in marine, aerospace or nuclear markets. While these acquired patents in no way dominate the entire field of shape memory metals, they do provide the Company with some competitive advantages in the covered uses. In addition, notwithstanding the Company's acquisition of these patents and patent applications as part of the Raychem Acquisition, under certain circumstances the Company is required to license the acquired intellectual property back to Raychem for specified uses. For example,
(i) upon the termination of the Company's Sales Agency Agreement with Raychem, Raychem will have a non-exclusive perpetual license to utilize these patents to sell products within specified fields of uses for a specified royalty, and (ii) Raychem has a non-exclusive, transferable perpetual license to utilize these patents in connection with certain intellectual property relating to the medical products market that was not acquired by the Company as part of the Raychem Acquisition. The Company believes that this latter license has been transferred to Medtronic, Inc., a medical products manufacturer (and a customer of the Company), when Medtronic purchased this "excluded" (from the Raychem Acquisition) intellectual property from Raychem during fiscal 1997. The Company also has various other patents and trademarks which, while useful, are not individually material to the Company's operations.

     The Company's patent rights do not dominate the field of SMA utilization, although the patents acquired from Raychem do dominate the use of nickel-titanium alloys in certain areas, although not in the medical instrument and in-body applications fields. The Company does not, however, have specific patent protection for its most important present products or product components. The Company's patent rights obviously do not dominate any specific fields in which the Company sells products. The Company does believe, however, that various patents provide it with advantages in the manufacture and sale of different products, and that its know-how relating to various SMAs provides the Company with a competitive advantage.

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

                            RESEARCH AND DEVELOPMENT

During fiscal 2001, the Company spent approximately $1,699,000 on "pure" research and development (i.e., research and development done by the Company at its own cost for purposes of developing future products). In comparison, the Company spent approximately $1,498,000 and $1,013,000 during fiscal years 2000 and 1999 respectfully on "pure" research and development. The Company anticipates modest increases in the amount of "pure" research and development that it undertakes as the Company's growth continues.

In addition, the Company spent approximately $676,000 during fiscal 2001 on "funded" research contributing to the development of SMA components pursuant to customer and government-sponsored development arrangements. These "funded" research and development costs are borne directly by the European Union, the Flemish regional government (Belgium) and customers of the Company, as applicable, and, for purposes of the Company's financial statements, are part of "cost of revenues," rather than research and development. By comparison, the Company spent approximately $498,000 and $ $473,000 on "funded" research and development in fiscal 2000 and 1999 respectively, which amounts were accounted for as "cost of revenues". In fiscal year 2002 and beyond, following the sale of the Company's European subsidiary, "funded" research will refer only to customer sponsored research. The amount of "funded" research and development that the Company will undertake in the future will depend upon its customer's needs.

                                    EMPLOYEES

As of June 30, 2001, the Company had 173 full-time employees and two part-time employees. Of the full-time employees, 18 were executive or management personnel and 23 were science and research personnel.

None of the employees are represented by collective bargaining units. The Company believes that its relationship with its employees is generally good.

In addition, as of June 30, 2001, the Company had approximately 38 "temporary" employees (i.e., employees of temporary manpower companies) working for the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

     Effective May 31, 2001, the Company relocated its headquarters and eastern manufacturing operations from Brookfield, CT to a new facility located approximately 5 miles away in Bethel, CT. The Company signed a lease effective May 25, 2001, to expire on June 17, 2011, for office and manufacturing space located at 3 Berkshire Blvd., Bethel, CT 06801. The building is a single story, brick and block construction facility located in Berkshire Corporate Park, a suburban office center. The premises have a floor area of approximately 37,500 square feet, of which approximately 6,500 square feet is used by the Company for general administrative, executive, and sales purposes, and approximately 17,850 square feet is used for engineering, manufacturing, research and development operations and an environmentally controlled area ("clean room"). The lease provides for an average monthly base rental of approximately $28,000.

     On March 26, 1998, the Company, as sublessee, and Raychem, as sublessor, amended the sublease relating to office and manufacturing space located at 4065 Campbell Avenue, Menlo Park, California 94025 to extend the term of such sublease to September 30, 2001. These premises, formerly used by Raychem, are the principal site of the Company's west coast operations. These premises have a floor area of approximately 28,032 square feet, which is used by the Company for manufacturing, warehousing, general administrative and research and development operations. The lease originally provided for a monthly base rental of approximately $20,740, which amount was raised in October of 1998 to approximately $43,500, due to an adjustment for increases in the fair market value of the premises. On August 27, 2001, the Company signed a lease, effective October 1, 2001, with 4065 Associates, L.P., the landlord of the facilities located at 5065 Campbell Avenue, Menlo Park, for a lease which ends on March 31, 2003. This lease is for the exact same premises where the Company has previously been a sublessee of Raychem. The lease provides for a monthly base rental of approximately $49,000.

To accommodate growth in the Company's medical device components business, on March 15, 2000, the Company subleased approximately 10,000 of additional light manufacturing and office space at 4020 Campbell Avenue, Menlo Park, California. The sublease is scheduled to expire on September 30, 2002, and provides for an average monthly base rental of approximately $11,000.

     On October 31, 1998, as part of its acquisition of AMT, the Company, through a subsidiary, acquired an approximately 15,200 square foot facility located at Daelemveld 1113, B-3540 Herk-de-Stad, Belgium. This facility and the accompanying land were among the assets sold by the Company on February 8, 2001, to Wilfried Van Moorleghan.

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

ITEM 3.  LEGAL PROCEEDINGS

On August 22, 2001, Robert J. Thatcher, a Director of the Company and formerly the Company's President and Chief Operating Officer, filed a Complaint to Compel Arbitration against the Company in the Connecticut Superior Court, Judicial District of Danbury. In the complaint, Mr. Thatcher has sought to force the Company to arbitrate a dispute arising out of Thatcher's termination as an employee and officer of the Company. Thatcher alleges that he and the Company had reached a binding and enforceable verbal agreement to pay him consideration upon his termination in excess of that which he would be entitled to under his then-existing employment agreement, and that such verbal agreement included an agreement to arbitrate any dispute. The Company does not believe that it had a binding agreement of any type with Mr. Thatcher in connection with his termination, and intends to defend both the Complaint to Compel Arbitration, as well as any subsequent claim for monetary damages and/or equitable relief, vigorously. It is too early in the proceedings for the Company to further analyze any potential liabilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Effective July 13, 2000, The Company's Common Stock began trading on the American Stock Exchange under the symbol MRY. During the period July 1, 1998 through July 12, 2000, the Company's Common Stock traded on the OTC Bulletin Board under the symbol MRMY. On June 30, 2001, there were approximately 1,122 holders of record of the Company's Common Stock.

     The following table sets forth the quarterly high and low closing prices for the common stock over the past two years. The prices for FY 2000 are as reported by the National Quotations Bureau. OTC Bulletin Board prices are interdealer prices and may not represent actual transactions. The common stock price beginning July 13, 2000, are closing prices as reported on the American Stock Exchange.

                                             2001                     2000
                                             ----                     ----
Fiscal year ended June 30            High         Low          High         Low
-------------------------           -----        -----        -----        -----
1st Quarter ................        $4.12        $1.94        $2.06        $1.69
2nd Quarter ................         2.00          .88         2.00         1.25
3rd Quarter ................         1.38          .80         3.31         1.75
4th Quarter ................         1.15          .60         3.47         2.50

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data with respect to the Company for the five years ended on June 30, 2001, which were derived from the audited consolidated financial statements and notes of the Company and should be read in conjunction with them.


Years Ended                                       2001            2000            1999           1998           1997
-----------                                       ----            ----            ----           ----           ----
In thousands, except per share data
Revenues                                        29,913          26,996          18,886         19,077         11,545
Net income (loss)                              (4,689)           1,109         (1,349)          2,925        (1,011)
Earnings (loss) per share:
    Basic                                       (0.21)            0.05          (0.07)           0.16         (0.06)
    Diluted                                     (0.21)            0.05          (0.07)           0.14         (0.06)
Total Assets                                    19,053          22,543          18,182         13,085         11,152
Long-term debt                                   1,215           2,049             898            599             43
Stockholders' equity                            11,130          12,100          10,966         10,125          5,681



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

Years ended June 30, 2001 and June 30, 2000

     Revenues. Revenues increased 10.8% for the fiscal year ended June 30, 2001, to $29,913,000 from $26,996,000 for the fiscal year ended June 30, 2000, a net increase of $2,917,000. Revenue from sales of medical stent components increased approximately $4,600,000 in FY2001 versus FY2000. Revenue from sales of superelastic tube, utilized primarily for medical applications, increased by approximately $2,500,000 from fiscal 2000 to fiscal 2001. These revenue increases were partially offset by a decrease of approximately $1,000,000 in revenue from sales of medical components utilized in applications other than stents and a decrease of approximately $2,500,000 in revenue from sales of antenna wire and bra wire. Other commercial and industrial applications, including actuators, decreased approximately $970,000.

In August 2000, the Company announced that one of its major customers had temporarily suspended orders for stent components. This suspension of orders had a negative impact on revenue for the first half of fiscal 2001. This customer has resumed shipments. The Company anticipates that for FY2002, the revenue generated by sales of this particular stent component will vary from quarter to quarter as the customer balances its inventory and adjusts to market demand.

     Costs and Expenses. Manufacturing costs increased from $15,599,000 in fiscal 2000 to $17,734,000 in fiscal 2001, an increase of $2,135,000, or 13.7%.
This increase was largely attributable to the increase in revenues. In addition, one of the Company's most significant medical device component customers temporarily suspended shipments of its product in the first half of FY2001, and because the Company believed the suspension to be temporary in nature and decided to retain much of its skilled labor during the period of reduced shipments, it had a negative effect on the gross margin of the Company. The Company's gross margin from sales decreased to 38.5% in fiscal year 2001 from 40.4% in fiscal year 2000.

     General, selling and administrative ("GSA") expenses increased to $11,138,000 in fiscal 2001 from $8,695,000 in fiscal 2000, an increase of $2,443,000 or 28.1%. GSA in fiscal 2001 includes a one-time charge of approximately $522,000 for severance payments and associated legal fees accrued in the fourth quarter. During FY2001, there was increased spending on Sales and Marketing of approximately $560,000 versus FY2000 levels to support expansion of customer service and marketing analysis capabilities and increased internal R&D expenditures for product development of approximately $200,000 vs. FY2000. Depreciation and amortization expenses decreased to $512,000 in fiscal 2001 from $592,000 in fiscal 2000, a decrease of $80,000. Following a review of its European operation, during the third quarter of fiscal 2001 the Company sold its European subsidiary and incurred a loss of $4,232,000 (See Note 14 to Consolidated Financial Statements). Other expenses decreased from $378,000 in fiscal 2000 to $358,000, a decrease of $20,000.

     Income Taxes. The provision (benefit) for income taxes is minimal for the fiscal year ended June 30, 2001 due to the net loss incurred. The provision for income taxes for the fiscal year ended June 30, 2000, consists solely of state taxes. The Company has significant operating loss carryforwards for federal income tax purposes.

     Net Income/Loss. As a result of the Company's 10.8% increase in revenues, along with the 13.7% increase in manufacturing costs and 28.1% increase in GSA expenses, the Company had a net loss of $4,689,000 during fiscal 2001, due primarily to the loss incurred upon the sale of its European subsidiary (See
Note 14 to Consolidated Financial Statements), as compared to net income of $1,109,000, during fiscal 2000. Excluding the loss of $4,232,000 attributable to the sale of its European subsidiary, the Company's net loss would have been $457,000.

Years ended June 30, 2000 and June 30, 1999

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

     General, selling and administrative ("GSA") expenses increased to $8,695,000 in fiscal 2000 from $7,780,000 in fiscal 1999, an increase of $915,000 or 11.8%. GSA in fiscal 1999 included a one-time charge of approximately $800,000 for severance payments. The increase in GSA is primarily attributable to the 42.9% increase in sales. Depreciation and amortization expenses decreased to $592,000 in fiscal 2000 from $595,000 in fiscal 1999, a decrease of $3,000. Other expense increased from $27,000 in fiscal 1999 to $378,000 in fiscal 2000, an increase of $351,000. The increase is primarily due to an increase in interest expense of approximately $231,000 which is attributable to the higher level of borrowing during the fiscal year ended June 30, 2000 as compared to the fiscal year ended June 30, 1999.

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

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company's cash and cash equivalents balance was $1,075,000, a decrease of $459,000 from $1,534,000 at the end of fiscal year 2000. Cash provided by operations was $1,278,000 for the twelve months ended June 30, 2001. Cash used in investing activities was $1,860,000, representing funds invested in property, plant and equipment, net of cash generated from the sale of the Company's European subsidiary. During the twelve months ended June 30, 2001, cash provided by financing activities totaled $176,000, consisting primarily of private equity placement capital totaling $2,395,000 offset by the repayment of notes payable and the revolver loan payable. Working capital at June 30, 2001, was $2,442,000, an increase of $1,374,000 from $1,068,000 at June
30, 2000.

In fiscal 2000 and fiscal 2001, the primary capital requirements were to fund additions to property, plant, and equipment.

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

On January 31, 2001, the Company completed a private equity placement and raised $2,395,000. Proceeds were raised through the sale of units, each of which consisted of one share of Common Stock and a warrant to purchase one share of Common Stock. Each unit was priced at $1.00. The warrants are exercisable at $2.25 per share, valid for a period of three years from the date of issuance. Notwithstanding the foregoing, if the fair market value of one share of Common Stock of the Company is equal to or greater than $3.50 for twenty (20) consecutive days during the term of the warrant, the Company has the right to demand that the holder exercise the warrant within a 30-day period. Failure of the holder to exercise the warrant within thirty (30) days would cause the warrant to become void and the holder would lose all rights that it has with respect to the warrant. In accordance with the Securities Act of 1933, as amended (the "Securities Act"), the Company filed a registration statement for the registration of the sale by the investors of their Company securities on April 12, 2001. The registration is not yet effective. Other terms and conditions were set forth in the definitive documents.

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

On November 30, 1999, the Company and Webster Bank reached agreement on an amendment to the Webster Facility. Under the terms of the agreement, the revolving loan now provides for borrowings up to the lesser of (a) $5,000,000 or
(b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory. The equipment loan is amended to provide for equipment financing up to the lesser of $1,250,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. A new term loan in the amount of $1,000,000 was provided with the requirement that not less than $500,000 of the term loan be used to finance new machinery and equipment purchases. The Company has since satisfied said requirement. Pursuant to a verbal request from Webster Bank during the third quarter of fiscal year 2001, the Company refrained from borrowing under the equipment line until June, 2001, when it borrowed $250,000. The other major provisions of the agreement remain unchanged.

On June 30, 2001, the Company and Webster Bank reached agreement on a second amendment to the Webster Facility. Under the terms of the agreement, the revolving loan now provides for borrowings up to the lesser of (a) if the Availability Test is satisfied, an amount equal to the lesser of (i) $5,000,000 or (ii) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory or (b) if the Availability Test is not satisfied, an amount equal to the lesser of (i) $5,000,000 or (ii) an amount equal to the aggregate of (1) 80% of eligible accounts receivable plus (2) the lesser of $1,000,000 or 35% of eligible inventory, multiplied by (3) 75%. The Availability Test means that the Company has raised additional equity and long term debt on terms satisfactory to Webster. There is no provision for equipment loans under the revised agreement. The other major provisions of the agreement remain unchanged. At June 30, 2001, an aggregate amount of approximately $3,100,000 was outstanding under the Webster Facility. The Webster Facility is secured by substantially all of the Company's domestic assets.

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

The Company has in the past grown through acquisitions (including the acquisition of Wire Solutions, Memry Europe and Raychem Corporation's nickel titanium product line). As part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company's existing businesses. The Company intends to use available cash from operations and authorized but unissued common stock to finance any such acquisitions. The Company does not currently, however, contemplate any material acquisitions for fiscal 2002.

The Company has substantial requirements to fund plant and equipment projects to support the expected increased sales volume of SMA and superelastic materials during the fiscal year ending June 30, 2002 and beyond. The Company expects that it will be able to pay for these expenditures through a combination of cash flow generated through operations, increased borrowings, and sale of stock.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut (provided, however, that assets, revenues, employees, operations and bank accounts attributable to any entity acquired by the Company shall not be considered when determining if the Company has satisfied such requirements so long as such entity (1) was acquired in an arm's length transaction, (2) was not an affiliate of the Company and was not controlled by an affiliate of the Company prior to such acquisition, and (3) had been in existence and operating as a business for at least one year at the time of the acquisition). Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all the Company's Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company by CII. Using $2.00 per share, which was above the market price for the Company's common stock on September 10, 2001 as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $4.32 million. To the extent that the current market value of the Company's common stock exceeds $2.00 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to ensure that its operations do not move from Connecticut in a manner that would trigger CII's put.

In addition to funding normal operations, the Company may be required to secure new facilities to house its west coast operations during fiscal year 2002. The cost of this move and associated relocation expenses would be substantial, however the Company believes that the combination of its borrowing facility and cash flow generated through operations will be sufficient to meet the Company's total capital requirements. If funds available through these sources are not sufficient, then the Company would likely be forced to raise equity capital which could have a material adverse effect on the per share market price of the Company's common stock.

During the fourth fiscal quarter of 2001, the Company relocated to a facility located at 3 Berkshire Blvd., Bethel, CT 06801, to house the Company's corporate headquarters and east coast manufacturing and assembly operation. The leased facility consists of approximately 37,500 square feet of manufacturing and office space located in a suburban industrial park. The total cost of leasehold improvements, furnishings, and moving expenses associated with the new facility was approximately $2,600,000. The annual rent for the facility is approximately $336,000 versus the rent at the prior Brookfield location of approximately $170,000 for 24,000 square feet.

NEW ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

In December 1999 the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company adopted SAB No. 101, as required, in the fourth quarter of fiscal 2001 with no significant effect on its financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). The Statement is effective for all business combinations initiated after June 30, 2001 and for all Business Combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 141 prohibits the pooling of interest method of accounting for business combinations and prescribes the initial recognition and measurement of goodwill and other intangible assets, accounting for negative goodwill and the required disclosures related to business combinations.

In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Statement is effective for fiscal years beginning after December 15, 2001 and may not be retroactively applied to financial statements of prior periods. SFAS 142 requires that goodwill, including previously existing goodwill, and intangible assets with indefinite useful lives, should not be amortized but should be tested for impairment annually. Goodwill and intangible assets with indefinite useful lives will no longer be tested for impairment under

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121).

The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 no later than July 1, 2002. The Company has elected to early adopt SFAS 142. Therefore, effective July 1, 2001, all goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination will no longer be amortized and will be evaluated for impairment under SFAS 142.

As of the date of adoption, the Company expects to have unamortized goodwill of $1,038,000, which will be subject to the transition provisions of SFAS 141 and
142. Amortization expense related to goodwill was approximately $168,000, $260,000 and $248,000 for the years ended June 30, 2001, 2000, and 1999, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will require to be recognized as the cumulative effect of a change in accounting principles.

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

FORWARD-LOOKING INFORMATION

     Certain statements in this Annual Report on Form 10-K that are not historical fact, as well as certain information incorporated herein by reference, constitute "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties and often depend on assumptions, data or methods that may be incorrect or imprecise. The Company's future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, those discussed below and the other risks detailed in the Company's other reports filed with the Securities and Exchange Commission.

     Forward-looking statements give our current expectations or forecasts of future events. You can usually identify these statements by the fact that they do not relate strictly to historical or current facts. They often use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

     Any or all of our forward-looking statements in this Annual Report on Form 10-K and information incorporated by reference may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this discussion--for example, product competition and the competitive environment--will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.

Other Factors That May Affect Future Results

-trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives, in the U.S. and other countries in which we do business, that are placing increased emphasis on the delivery of more cost-effective medical therapies

-the trend of consolidation in the medical device industry as well as among customers of medical device manufacturers, resulting in more significant, complex and long-term contracts than in the past and potentially greater pricing pressures

-efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales

-changes in governmental laws, regulations and accounting standards and the enforcement thereof that may be adverse to us

-other legal factors including environmental concerns

-agency or government actions or investigations affecting the industry in general or us in particular

-risks associated with maintaining and expanding international operations

-changes in business strategy or development plans

-business acquisitions, dispositions, discontinuations or restructurings

-the integration of businesses acquired by us

-availability, terms and deployment of capital

-economic factors over which we have no control, including changes in inflation and interest rates

-the developing nature of the market for our products and technological change

-intensifying competition in the SMA field

-success of operating initiatives

-operating costs

-advertising and promotional efforts

-the existence or absence of adverse publicity

-our potential inability to obtain and maintain patent protection for our alloys, processes and applications thereof, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties

-the possibility that adequate insurance coverage and reimbursement levels for our products will not be available

-our dependence on outside suppliers and manufacturers

-our exposure to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical products

-the ability to retain management

-business abilities and judgment of personnel

-availability of qualified personnel

-labor and employee benefit costs

ITEM 8. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company and the report of independent certified public accountants thereon are set forth on pages F-1 through F-22 hereof.

                          INDEX TO FINANCIAL STATEMENTS

                                                                  Page
                                                                  ----

Independent Auditor's Report....................................  F-1
Financial Statements
     Consolidated balance sheets................................  F-2
     Consolidated statements of operations......................  F-3
     Consolidated statements of stockholders' equity............  F-4
     Consolidated statements of cash flows......................  F-5
     Notes to consolidated financial statements.................  F-7

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
Memry Corporation and Subsidiaries
Bethel, Connecticut

We have audited the accompanying consolidated balance sheets of Memry Corporation and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Memry Corporation and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                                /s/ McGLADREY & PULLEN, LLP

New Haven, Connecticut
August 16, 2001

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                   2001               2000
                                                                              ----------------------------------
ASSETS

Current Assets
  Cash and cash equivalents                                                    $  1,075,000       $  1,534,000
  Accounts receivable, less allowance for doubtful accounts
   of $173,000 in 2001 and $166,000 in 2000 (Note 9)                              4,159,000          4,192,000
  Inventories (Note 3)                                                            3,680,000          3,700,000
  Prepaid expenses and other current assets                                          96,000             36,000
  Note receivable - related party (Note 4)                                          140,000                 --
                                                                              ----------------------------------
         Total current assets                                                     9,150,000          9,462,000
                                                                              ----------------------------------

Property, Plant and Equipment, net (Notes 5 and 11)                               7,260,000          7,504,000
                                                                              ----------------------------------

Other Assets
  Patents and patent rights, less accumulated amortization
   of $731,000 in 2001 and $598,000 in 2000                                       1,333,000          1,466,000
Goodwill, less accumulated amortization of $279,000 in 2001
   and $646,000 in 2000                                                           1,038,000          3,823,000
Deferred financing costs                                                                 --             15,000
Deposits                                                                            272,000            273,000
                                                                              ----------------------------------
                                                                                  2,643,000          5,577,000
                                                                              ----------------------------------

                                                                               $ 19,053,000       $ 22,543,000
                                                                              ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses (Notes 6 and 16)                       $  4,124,000       $  4,649,000
  Notes payable (Note 7)                                                          1,909,000          3,617,000
  Current maturities of capital lease obligations (Note 11)                           4,000             24,000
  Advances payable                                                                  600,000                 --
  Income taxes payable                                                               71,000            104,000
                                                                              ----------------------------------
         Total current liabilities                                                6,708,000          8,394,000
                                                                              ----------------------------------

Notes Payable, less current maturities (Note 7)                                   1,210,000          1,992,000
Capital Lease Obligations, less current maturities (Note 11)                          5,000             57,000
                                                                              ----------------------------------
                                                                                  1,215,000          2,049,000
                                                                              ----------------------------------

Commitments and Contingencies (Notes 8, 11 and 13)

Stockholders' Equity (Notes 7 and 8)
  Common stock, $.01 par value, 40,000,000 shares authorized;
    23,634,583 shares issued and oustanding in 2001 and 21,130,476 shares
    issued and outstanding in 2000                                                  236,000            211,000
  Additional paid-in capital                                                     47,018,000         44,386,000
  Accumulated deficit                                                           (36,124,000)       (31,435,000)
  Accumulated other comprehensive loss                                                   --         (1,062,000)
                                                                              ----------------------------------
                                                                                 11,130,000         12,100,000
                                                                              ----------------------------------
                                                                               $ 19,053,000       $ 22,543,000
                                                                              ==================================

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


                                                                 2001            2000            1999
                                                            --------------------------------------------

Revenues
  Product sales (Note 9)                                    $ 28,937,000    $ 26,064,000    $ 18,164,000
  Research and Development                                       976,000         932,000         722,000
                                                            --------------------------------------------
                                                              29,913,000      26,996,000      18,886,000
                                                            --------------------------------------------
Cost of Revenues
  Manufacturing (Note 10)                                     17,734,000      15,599,000      11,135,000
  Research and development                                       676,000         498,000         473,000
                                                            --------------------------------------------
                                                              18,410,000      16,097,000      11,608,000
                                                            --------------------------------------------

    Gross profit                                              11,503,000      10,899,000       7,278,000
                                                            --------------------------------------------

Operating Expenses
  General, selling and administrative (Notes 11, 13 and 16)   11,138,000       8,695,000       7,780,000
  Depreciation and amortization                                  512,000         592,000         595,000
  Loss on disposal of subsidiary (Note 14)                     4,232,000            --              --
                                                            --------------------------------------------
                                                              15,882,000       9,287,000       8,375,000
                                                            --------------------------------------------

    Operating income (loss)                                   (4,379,000)      1,612,000      (1,097,000)
                                                            --------------------------------------------

Other Income (Expense)
  Interest expense (Note 7)                                     (393,000)       (401,000)       (170,000)
  Interest income                                                 35,000          23,000          78,000
  Other income                                                      --              --            65,000
                                                            --------------------------------------------
                                                                (358,000)       (378,000)        (27,000)
                                                            --------------------------------------------

    Income (loss) before income taxes                         (4,737,000)      1,234,000      (1,124,000)

Provision (benefit) for income taxes (Note 12)                   (48,000)        125,000         225,000
                                                            --------------------------------------------

    Net income (loss)                                       $ (4,689,000)   $  1,109,000    $ (1,349,000)
                                                            ============================================

Basic earnings (loss) per share                                    (0.21)           0.05           (0.07)
                                                            ============================================

Diluted earnings (loss) per share                                  (0.21)           0.05           (0.07)
                                                            ============================================

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                                      Accumulated
                                             Common  Stock            Additional                      Other Comp-
                                          Shares          Par          Paid-in        Accumulated      rehensive
                                          Issued         Value         Capital          Deficit          Loss            Total
                                        ------------------------------------------------------------------------------------------

Balance, June 30, 1998                  19,949,169     $  199,000     $41,121,000    $(31,195,000)    $      --      $ 10,125,000

  Issuance of common
    stock                                  877,164          9,000       2,711,000            --              --         2,720,000

Comprehensive loss:
  Net loss                                    --             --              --        (1,349,000)           --        (1,349,000)
  Foreign currency
    translation adjustments                   --             --              --              --          (530,000)       (530,000)
  Total comprehensive
    loss                                      --             --              --              --              --        (1,879,000)
                                        ------------------------------------------------------------------------------------------

Balance, June 30, 1999                  20,826,333         208,000     43,832,000     (32,544,000)       (530,000)     10,966,000

  Issuance of common
    stock and warrants                     304,143          3,000         554,000            --              --           557,000

Comprehensive income:
  Net income                                  --             --              --         1,109,000            --         1,109,000
  Foreign currency
    translation adjustments                   --             --              --              --          (532,000)       (532,000)
                                                                                                                     ------------
  Total comprehensive
    income                                    --             --              --              --              --           577,000
                                        ------------------------------------------------------------------------------------------

Balance, June 30, 2000                  21,130,476        211,000      44,386,000     (31,435,000)     (1,062,000)     12,100,000

  Issuance of common
    stock and warrants                   2,504,107         25,000       2,632,000            --              --         2,657,000

Comprehensive income (loss):
    Net loss                                  --             --              --        (4,689,000)           --        (4,689,000)
    Foreign currency
      translation adjustments                 --             --              --              --         1,062,000       1,062,000
    Total comprehensive
      loss                                    --             --              --              --              --        (3,627,000)
                                        ------------------------------------------------------------------------------------------

Balance, June 30, 2001                  23,634,583     $  236,000     $47,018,000    $(36,124,000)    $      --      $ 11,130,000
                                        ==========================================================================================

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                            2001           2000            1999
                                                                        ------------------------------------------
Cash Flows from Operating Activities
  Net income (loss)                                                     $(4,689,000)   $ 1,109,000    $(1,349,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Provision for loss on note receivable                                     --             --          325,000
     Depreciation and amortization                                        2,141,000      1,748,000      1,217,000
     Gain (loss) on disposal of assets                                         --            6,000         (7,000)
     Compensation paid by issuance of common stock and warrants             235,000        151,000        103,000
     Warrants issued related to settlement of acquisition liability            --           39,000           --
     Loss on sale of European subsidiary                                  4,232,000           --             --
     Change in operating assets and liabilities:
       (Increase) decrease in accounts receivable                           (83,000)    (1,998,000)     1,588,000
       Increase in inventories                                             (599,000)      (564,000)      (683,000)
       (Increase) decrease in prepaid expenses and other
         current assets                                                     (45,000)      (273,000)        30,000
       (Increase) decrease in other assets                                  (24,000)       (10,000)        56,000
       Increase (decrease) in income taxes payable/receivable               (34,000)       193,000        (89,000)
       Increase in note receivable                                         (140,000)          --             --
       Increase (decrease) in accounts payable and accrued expenses        (316,000)     2,049,000        133,000
       Increase in advances payable                                         600,000           --             --
                                                                        ------------------------------------------
         Net cash provided by operating activities                        1,278,000      2,450,000      1,324,000
                                                                        ------------------------------------------

Cash Flows from Investing Activities
  Net proceeds from sale of European subsidiary                             933,000           --             --
  Purchases of equipment                                                 (2,793,000)    (3,528,000)    (1,632,000)
  Cash paid related to settlement of acquisition liability                     --         (713,000)          --
  Purchase of AMT and Wire Solutions                                           --             --       (1,533,000)
  Proceeds from sales of equipment                                             --             --          310,000
                                                                        ------------------------------------------
         Net cash used in investing activities                           (1,860,000)    (4,241,000)    (2,855,000)
                                                                        ------------------------------------------

Cash Flows from Financing Activities
  Proceeds from sale of common stock, net                                 2,422,000         34,000        133,000
  Proceeds from notes payable                                                  --        1,000,000           --
  Net (decrease) increase in revolving loans payable                     (1,228,000)     1,817,000      2,288,000
  Principal payments on notes payable                                      (985,000)      (607,000)      (304,000)
  Principal payments on capital lease obligations                           (33,000)       (45,000)       (35,000)
                                                                        ------------------------------------------
         Net cash provided by financing activities                          176,000      2,199,000      2,082,000
                                                                        ------------------------------------------

Effect of foreign currency exchange rate changes on cash
  and cash equivalents                                                      (53,000)       (65,000)      (549,000)
                                                                        ------------------------------------------

         Increase (decrease) in cash and cash equivalents                  (459,000)       343,000          2,000

Cash and cash equivalents, beginning of year                              1,534,000      1,191,000      1,189,000
                                                                        ------------------------------------------

Cash and cash equivalents, end of year $                                  1,075,000    $ 1,534,000    $ 1,191,000
                                                                        ==========================================

Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                                            $   373,000    $   374,000    $   155,000
                                                                        ==========================================

  Cash payments (refunds) for income taxes                              $    (9,000)   $   (68,000)   $   145,000
                                                                        ==========================================

MEMRY CORPORATION AND SUBSIDIARIES

Years Ended June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                            2001         2000            1999
                                                                         ---------------------------------------
Supplemental Schedule of Noncash Investing
  and Financing Activities
    Acquisition of AMT:
      Cash purchase price                                                $  --          $    --      $ 1,298,000
                                                                         =======================================

      Fair value of assets acquired
        Accounts receivable                                                                  --          575,000
        Notes receivable                                                                     --          525,000
        Inventory                                                                            --          187,000
        Goodwill                                                                             --        3,743,000
        Property and equipment                                                               --        2,012,000
        Other                                                                                --           22,000
                                                                         ---------------------------------------
                                                                            --               --        7,064,000
     Less
        Common stock issued                                                                  --       (2,363,000)
        Acquisition liability                                                                --       (1,046,000)
        Liabilities assumed                                                                  --       (2,357,000)
                                                                         ---------------------------------------
                                                                         $  --          $    --      $ 1,298,000
                                                                         =======================================

    Acquisition of Wire Solutions, Inc.:
      Cash purchase price                                                $  --          $    --      $   235,000
                                                                         =======================================

      Fair value of assets acquired
        Accounts receivable                                              $  --          $    --      $    26,000
        Goodwill                                                            --               --          353,000
        Property, plant and equipment                                       --               --            1,000
                                                                         ---------------------------------------
                                                                            --               --          380,000

     Less
        Common stock issued                                                 --               --         (121,000)
        Liabilities assumed                                                 --               --          (24,000)
                                                                         ---------------------------------------
                                                                         $  --          $    --      $   235,000
                                                                         =======================================

Common stock issued in connection with
  settlement of acquisition liability                                    $  --          $  333,000   $      --
                                                                         =======================================

Capital lease obligation incurred for equipment                          $  --          $   61,000   $    21,000
                                                                         =======================================

Conversion of revolving loans payable to equipment term loan             $250,000       $1,250,000   $   668,000
                                                                         =======================================

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


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

Principles of consolidation
---------------------------

The financial statements include the accounts of Memry Corporation ("Memry") and its wholly owned subsidiary, Memry Holdings, S.A. and its wholly-owned subsidiary, Memry Europe, N.V. (collectively, the "Company"). Memry Holdings, S.A. is a holding company whose principal asset consisted of an investment in its wholly owned subsidiary, Memry Europe, N.V., which was sold on February 8, 2001 (see Note 14). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


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

Included in product sales for the year ended June 30, 2000 is approximately $500,000 in royalties earned in connection with an agreement with an unrelated party. The provisions of the agreement stipulate that Memry is to receive a royalty on sales of products which use certain technology. The maximum royalties to be earned under the agreement totals $2.5 million. This agreement terminated on February 8, 2001 upon the sale of Memry Europe, N.V.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company adopted SAB No. 101, as required, in the fourth quarter of fiscal year 2001 with no significant effect on its financial statements.

Depreciation and amortization
-----------------------------

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the life of the lease, or the improvements' estimated useful life, if shorter.

The estimated useful lives of the assets are as follows:

               Building                                          20 years
               Furniture and fixtures                          5-10 years
               Tooling and equipment                           3-10 years
               Leasehold improvements                          3-10 years

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

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


401(k) plan
-----------

The Company maintains a 401(k) profit sharing and savings plan for the benefit of substantially all its employees. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine.

Research and development expense
--------------------------------

The Company incurred research and development expense relating to its own internal products as well as the development of future products for the years ended June 30, 2001, 2000 and 1999 aggregating approximately $1,699,000, $1,498,000 and $1,013,000, respectively.

Advances payable
----------------

Advances payable consists of advance payments received from a customer in connection with an agreement entered into during the year ended June 30, 2001.

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

For the periods presented, there were no items which changed net income (loss) as presented in the consolidated statements of operations and the amounts used to compute basic and diluted earnings (loss) per share. The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings (loss) per share. For the years ended June 30, 2001 and 1999, common stock equivalents have been excluded from the computation of the net loss per share because inclusion of such equivalents is anti-dilutive.

                                                                    2001             2000            1999
                                                               -------------------------------------------------
           Weighted average number of basic shares
             outstanding                                          22,616,343       20,993,850      20,297,134
           Effect of dilutive securities:
             Warrants                                                 -               666,953          -
             Options                                                  -               339,644          -
                                                               -------------------------------------------------

           Weighted average number of fully diluted
             shares outstanding                                   22,616,343       22,000,447      20,297,134
                                                               =================================================


MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------



Note 2.  Business Combinations

The Company purchased Advanced Materials and Technologies, n.v. ("AMT") and the assets of Wire Solutions, Inc. on October 30, 1998 and March 19, 1999, respectively. Details of the transactions, which were accounted for as purchases, are as follows:

A summary of the purchase payments in connection with the acquisitions is as follows:

                                                                                                  Wire
                                                                                                Solutions,
                                                                              AMT                  Inc.
                                                                         ----------------------------------
               Cash paid to sellers at closing                              $ 1,040,000        $ 209,000
               Issuance of 675,000 shares of common
                 stock to sellers                                             2,363,000               --
               Issuance of 62,500 shares of common
                 stock to sellers                                                    --          121,000
               Acquisition liability                                          1,046,000               --
               Acquisition costs                                                258,000           26,000
                                                                         ----------------------------------
                                                                            $ 4,707,000        $ 356,000
                                                                         ==================================


A summary of the net assets acquired in connection with the acquisitions is as follows:

                                                                                               Wire
                                                                                            Solutions,
                                                                              AMT              Inc.
                                                                         ----------------------------------
               Assets acquired
                 Accounts receivable                                        $   575,000        $  26,000
                 Notes receivable                                               525,000               --
                 Inventory                                                      187,000               --
                 Goodwill                                                     3,743,000          353,000
                 Property, plant and equipment                                2,012,000            1,000
                 Other                                                           22,000               --
               Liabilities assumed                                           (2,357,000)         (24,000)
                                                                         ----------------------------------
                                                                            $ 4,707,000        $ 356,000
                                                                         ==================================


On February 8, 2001, the Company sold AMT (see Note 14).

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


Note 3.  Inventories

Inventories at June 30, 2001 and 2000, are summarized as follows:

                                                                                     2001            2000
                                                                             ---------------------------------

                    Raw materials and supplies                                  $ 1,168,000     $ 1,109,000
                    Work-in-process                                               1,788,000       1,517,000
                    Finished goods                                                1,250,000       1,509,000
                    Allowance for slow-moving and obsolete inventory               (526,000)       (435,000)
                                                                             ---------------------------------
                                                                                $ 3,680,000     $ 3,700,000
                                                                             =================================


Note 4.  Note Receivable - Related Party

On August 29, 2000, the Company made a loan to an executive officer which has been collateralized by his personal residence. The loan was part of the executive officer's overall compensation package and was to be forgiven, providing certain conditions were met, over a four year period. During 2001, the executive officer was terminated and the note became currently due (see Note
17).

Note 5.  Property, Plant and Equipment

Property, plant and equipment at June 30, 2001 and 2000, is summarized as follows:

                                                                                     2001            2000
                                                                             ---------------------------------

                    Land and building                                          $         --    $    483,000
                    Furniture and fixtures                                        1,034,000       2,196,000
                    Tooling and equipment                                         8,824,000       8,145,000
                    Leasehold improvements                                        2,221,000         588,000
                                                                             ---------------------------------
                                                                                 12,079,000      11,412,000
                    Less accumulated depreciation and amortization                4,819,000       3,908,000
                                                                             ---------------------------------
                                                                               $  7,260,000    $  7,504,000
                                                                             =================================

Note 6.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2001 and 2000 are summarized as follows:

                                                                                     2001            2000
                                                                             ---------------------------------

                    Accounts payable                                            $   985,000    $  1,604,000
                    Accrued expenses - other                                      1,625,000       2,069,000
                    Accrued Incentive Compensation                                  550,000         636,000
                    Accrued Vacation Pay                                            377,000         340,000
                    Accrued Severence                                               587,000         319,000
                                                                             ---------------------------------
                                                                                $ 4,124,000    $  4,649,000
                                                                             =================================

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


Note 7.  Notes Payable

Notes payable consist of the following at June 30, 2001 and 2000:

                                                                                           2001             2000
                                                                                    ---------------------------------
      Revolving loan payable pursuant to amended June 30, 1998 credit facility, interest payable monthly at the prime rate plus .75% (7.5% and 10.25%
        at June 30, 2001 and 2000, respectively), due September 30, 2002.            $    887,000     $  2,367,000

      Term note payable to a bank pursuant to amended June 30, 1998 credit facility, due in monthly installments of $8,333, plus interest at 8.75%

        per annum, due June 30, 2003.                                                     208,000          308,000

      Equipment loan payable pursuant to amended June 30, 1998 credit facility, due in monthly installments of $18,555, plus interest at prime plus .75%
        (7.5% and 10.25% at June 30, 2001 and 2000, respectively), due

        June 30, 2002.                                                                    241,000          464,000

      Equipment loan payable pursuant to amended June 30, 1998 credit facility, due in monthly installments of $16,667, plus interest at prime plus .75%
        (7.5% and 10.25% at June 30, 2001 and 2000, respectively), due

        January 1, 2005.                                                                  700,000          900,000

      Equipment loan payable pursuant to amended June 30, 1998 credit facility, due in monthly installments of $34,722, plus interest at prime plus .75%
        (7.5% and 10.25% at June 30, 2001 and 2000, respectively), due

        June 30, 2003.                                                                    833,000        1,250,000

      Equipment loan payable pursuant to amended June 30, 1998 credit facility, due in monthly installments of $6,944, plus interest at prime plus .75%

        (7.5% at June 30, 2001), due June 30, 2004.                                       250,000           -

      Mortgage note payable to a bank, due July 14, 2000 plus accrued interest
        at 4.88% per annum.                                                                -               237,000

      Term note payable to a bank, due in annual installments including
        interest at 9.75%, due February 21, 2001.                                          -                45,000

      Term note payable to a bank due in monthly installments plus interest at
        5.70%, due October 10, 2001                                                        -                38,000
                                                                                    ---------------------------------
                                                                                        3,119,000        5,609,000
      Less current maturities                                                           1,909,000        3,617,000
                                                                                    ---------------------------------

                                                                                     $  1,210,000     $  1,992,000
                                                                                    =================================

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


Future maturities of notes payable at June 30, 2001 are as follows:

       2002                                      1,909,000
       2003                                        818,000
       2004                                        292,000
       2005                                        100,000
                                             ----------------
                                                 3,119,000
                                             ================

The credit facility entered into on June 30, 1998 includes a revolving loan, a line of credit and a $500,000 term loan. During the year ended June 30, 2000, the credit facility was amended to provide for revolving loan borrowings up to the lesser of $5,000,000 or the sum of (a) 80% of eligible accounts receivable and (b) the lesser of $1,000,000 or 35% of eligible inventory; and for the payment of a commitment fee equal to .25% per annum of the daily unused portion of the revolving loan. In addition, the amended agreement provides for an additional term loan up to $1,000,000 to be used for the purchase of eligible equipment. The line of credit was also amended to provide for equipment financing up to the lesser of $1,250,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. The Company, on July 1 of each year through 2001, has the option of converting amounts borrowed under the line of credit to term loans. On June 30, 2001 and 2000, the Company converted $250,000 and $1,250,000, respectively, from the equipment line of credit into a term loan. This credit facility is secured by substantially all the assets of the Company.

On June 30, 2001, the Company reached agreement on a second amendment to the credit facility. Under the terms of the agreement, the revolving loan now provides for borrowings up to the lesser of (a) if the Availability Test is satisfied, an amount equal to the lesser of (i) $5,000,000 or (ii) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory or (b) if the Availability Test is not satisfied, an amount equal to the lesser of (i) $5,000,000 or (ii) an amount equal to the aggregate of (1) 80% of eligible accounts receivable plus
(2) the lesser of $1,000,000 or 35% of eligible inventory, multiplied by (3) 75%. The Availability Test means that the Company has raised additional equity and long-term debt on terms satisfactory to the bank. There is no provision for equipment loans under the revised agreement. The other major provisions of the agreement remain unchanged.

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

Note 8.  Capital Stock

Common stock

During the years ended June 30, 2001, 2000 and 1999, 91,000, 61,000 and 38,000
shares of common stock at an aggregate price of $126,000, $123,000 and $99,000, respectively were issued to Company directors as compensation. In addition, during the years ended June 30, 2001, 2000 and 1999, 18,000, 32,000 and 102,000
shares of common stock were issued at an aggregate price of $27,000, $34,000 and $133,000, respectively, through the exercise of options and warrants. During the year ended June 30, 2000, 15,000 shares at an aggregate price of $28,000 were issued as compensation to an outside consultant. Also during the year ended June 30, 2000, the

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


Company issued 196,000 shares of common stock and 39,000 warrants at an aggregate price of $372,000 in connection with the settlement of a contingent liability related to the purchase of AMT. Compensation expense recognized for the issuance of shares of common stock was calculated utilizing the fair market value of the common stock at the date of issuance. The value of the common stock issued in connection with the settlement of the contingent liability was calculated utilizing the fair market value of the common stock at the date of issuance. Also, the value of the warrants related to this transaction were calculated utilizing the Black-Scholes pricing model.

On January 31, 2001 the Company completed a private equity placement and raised $2,395,000. Proceeds were raised through the sale of units, each of which consisted of one share of common stock and a warrant to purchase one share of common stock. Each unit was priced at $1.00. The warrants are exercisable at $2.25 per share, valid for a period of three years from the date of issuance. Notwithstanding the foregoing term of the warrant, if the fair market value of one share of common stock of the Company is equal to or greater than $3.50 for twenty consecutive days during the term of the warrant, the Company has the right to demand that the holder exercise the warrant within a 30-day period. Failure of the holder to exercise the warrant within thirty days would cause the warrant to become void and the holder would lose all rights that it has with respect to the warrant.

Common stock reserved for issuance at June 30, 2001, is as follows:

                                                  Number of
                                                    Shares
                                               ---------------

For exercise of outstanding warrants              4,918,772
For exercise of stock options                     2,969,834
                                               ---------------
                                                  7,888,606
                                               ===============

Various agreements with a certain investor provide that upon the occurrence of specified events, primarily should the Company cease to maintain its principal offices within the State of Connecticut, the investor would have the right to put all securities of the Company held by the investor at that time for a price equal to the greater of the then current market price per share of such securities or $2 per share, less, if warrants are being held by such investor at such time, the aggregate amount of the unpaid exercise prices of all such warrants. Using $2.00 per share, which was above the market price for the Company's stock at June 30, 2001, as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $4,320,000. This put option expires on the date the investor ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it. If the investor were to have the right to put its securities and were to choose to exercise that right, such an event would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to the investor. However, the Company has the ability to insure that its operations do not move from Connecticut.

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

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


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


                                                                  2001            2001             1999
                                                            ---------------------------------------------------
              Net income (loss):
                As reported                                  $   (4,689,000)   $  1,109,000    $  (1,349,000)
                                                            ===================================================

                Pro forma                                    $   (4,882,000)   $    843,000    $  (1,845,000)
                                                            ===================================================

              Basic earnings per share:
                As reported                                  $        (0.21)   $       0.05    $       (0.07)
                                                            ===================================================

                Pro forma                                    $        (0.22)   $       0.04    $       (0.09)
                                                            ===================================================

              Diluted earnings per share:
                As reported                                  $        (0.21)   $       0.05    $       (0.07)
                                                            ===================================================

                Pro forma                                    $        (0.22)   $       0.04    $       (0.09)
                                                            ===================================================

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


The fair value of each grant, used to determine the proforma information above, is estimated at the grant date using the fair value option-pricing model with the following weighted average assumptions for grants awarded during the years ended June 30, 2001, 2000 and 1999:

                                                                       2001           2000          1999
                                                                  ---------------------------------------------

              Dividend rate                                             -               -             -
              Risk free interest rate                                 4.73%           6.39%         5.82%
              Weighted average expected lives, in years                 4               4             4
              Price volatility                                        59.8%           35.9%        111.6%

A summary of the status of the Company's stock option plans at June 30, 2001, 2000 and 1999, and changes during the years then ended, is as follows:

                                                                                                     Weighted
                                                                                                     Average
                                                                    Shares        Options            Exercise
                                                                   Reserved     Outstanding           Price
                                                                  -----------------------------------------------

              Balance, June 30, 1998                               3,056,000        1,543,000        $    2.63
                Canceled                                                              (83,290)       $    2.69
                Granted                                                               216,466        $    2.05
                Exercised                                                             (82,166)       $    1.60
                                                                  -----------------------------------------------

              Balance, June 30, 1999                               2,973,834        1,594,010        $    2.60
                Canceled                                                             (298,529)       $    3.48
                Granted                                                               996,772        $    2.25
                Exercised                                                              (4,000)       $    1.78
                                                                  -----------------------------------------------

              Balance, June 30, 2000                               2,969,834        2,288,253        $    2.34
                Canceled                                                             (318,867)       $    2.46
                Granted                                                               710,374        $    1.81
                Exercised                                                             -              $     -
                                                                  -----------------------------------------------
              Balance, June 30, 2001                               2,969,834        2,679,760        $    2.25
                                                                  ===============================================


At June 30, 2001, 2000 and 1999, 1,299,182, 932,641 and 764,037 (weighted average exercise price of $2.34, $2.06 and $2.12) of the outstanding options were exercisable, respectively. The weighted-average grant date fair value per option of options granted during the years ended June 30, 2001, 2000 and 1999 was $0.91, $0.85 and $1.31, respectively. For the years ended June 30, 2001, 2000 and 1999, all options granted carried an exercise price equal to the fair market value of the Company's stock at the date of grant.

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2001, 2000 and 1999


A further summary of options outstanding at June 30, 2001, is as follows:

                                        Options Outstanding                          Options Exercisable
                         ----------------------------------------------------     -----------------------------

                                             Weighted-
                                              Average          Weighted-                          Weighted-
                                             Remaining          Average                            Average
    Range of Exercise       Number          Contractual         Exercise             Number       Exercise
         Prices           Outstanding     Life (In Years)        Price            Exercisable       Price
   ------------------------------------------------------------------------------------------------------------

      $.90 to $4.00        2,679,760            7.58               2.25            1,299,182      $   2.34



Warrants
--------

The Company has also issued stock warrants to employees and others. The cost charged to operations for warrants granted for professional fees incurred during the year ended June 30, 2001 was $109,000. The cost charged to operations for warrants granted in connection with the settlement of the contingent liability relating to the purchase of AMT was $39,000 during the year ended June 30, 2000. The compensation cost charged to operations for warrants granted to employees was $5,000 during the year ended June 30, 1999.

The following table summarizes warrants outstanding at June 30, 2001, 2000 and 1999, and the changes in warrants during the years then ended:

                                                                                     Weighted-
                                                                                      Average
                                                       Shares         Warrants        Exercise
                                                      Reserved       Outstanding       Price
                                                     ---------------------------------------------

                   Balance, June 30, 1998              1,470,602         1,470,602     $   1.13
                     Canceled                                               -          $    -
                     Granted                                                -          $    -
                     Exercised                                             (20,000)    $   0.01
                                                     ---------------------------------------------

                   Balance, June 30, 1999              1,450,602         1,450,602     $   1.15
                     Canceled                                             (116,667)    $   2.00
                     Granted                                                39,170     $   2.00
                     Exercised                                             (28,000)    $   0.97
                                                     ---------------------------------------------

                   Balance, June 30, 2000              1,461,772         1,345,105     $   1.10
                     Canceled                                             (100,000)    $   1.25
                     Granted                                             2,735,167     $   2.22
                     Exercised                                             (18,000)    $   1.50
                                                     ---------------------------------------------

                   Balance, June 30, 2001              4,918,772         3,962,272     $   1.87
                                                     =============================================

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


A further summary of warrants outstanding at June 30, 2001 is as follows:


                                        Warrants Outstanding                     Warrants Exercisable
                            -----------------------------------------------   ------------------------------

                                              Weighted-
                                               Average         Weighted-                       Weighted-
                                              Remaining         Average                         Average
       Range of Exercise       Number        Contractual       Exercise           Number       Exercise
             Prices         Outstanding    Life (In Years)       Price          Exercisable      Price
       -----------------------------------------------------------------------------------------------------
         $.85 to $2.25       3,962,272           2.01              1.87          3,962,272     $   1.87

Note 9.  Major Customers

Product sales revenue for the years ended June 30, 2001, 2000 and 1999, includes sales to major customers, each of which accounted for greater than 10% of the total sales of the Company. A summary of sales to these customers during the years ended June 30, 2001, 2000 and 1999, and accounts receivable from these customers at June 30, 2001, 2000 and 1999, is as follows:

                                   2001                         2000                          1999
                        ---------------------------  ----------------------------   --------------------------
                                      Accounts                      Accounts                      Accounts
                          Sales      Receivable         Sales      Receivable          Sales      Receivable
                        ---------------------------  ----------------------------   --------------------------

       Company A        $    -        $    -           $5,663,000    $ 117,000       $7,909,000    $ 817,000
       Company B         6,734,000     1,145,000        7,435,000     1,286,000       6,290,000      753,000
       Company C         13,378,000    1,860,000        4,538,000     1,022,000          23,000       11,000
       Company D         3,296,000       154,000           -             -                -            -
                       ----------------------------------------------------------------------------------------
                        $23,408,000   $3,159,000       $17,636,000   $2,425,000      $14,222,000   $1,581,000
                       ========================================================================================

Sales to Company A through February 2000 were made under a private label/distribution agreement wherein Company A was the exclusive distributor of certain products. In February 2000, this agreement was replaced by a sales agency agreement wherein Company A became the exclusive sales agent for certain commercial industrial products for an initial term expiring on June 30, 2004.

Company A and B are divisions of the same parent company and controlled and operated under common ownership.

Note 10. Major Suppliers

The Company currently purchases a significant portion of raw materials from two suppliers. However, management believes that several other suppliers could provide similar materials on comparable terms without significantly impacting shipping or sales.

Note 11. Leases

The Company leases its Connecticut and California manufacturing and office facilities under operating leases. The lease on the Connecticut facility expires in June 2011 and the lease on the principal California facility expires in March 2003. The Company also leases certain equipment under noncancelable leases which have been recorded as capital leases and are included in the accompanying consolidated balance sheets under the caption "Property, Plant and Equipment".

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


Future minimum lease payments under capital leases and significant noncancelable operating leases, with remaining terms of one year or more, are as follows at June 30, 2001:

                                                                           Capital          Operating
                                                                            Leases            Leases
                                                                         ---------------------------------
             2002                                                        $      5,000       $   574,000
             2003                                                               5,000           568,000
             2004                                                                -              557,000
             2005                                                                -              496,000
             2006                                                                -              336,000
             Thereafter                                                          -            1,986,000
                                                                         ---------------   ---------------
                                                                               10,000       $ 4,517,000
             Less amount representing interest                                  1,000      ===============
                                                                         ---------------
             Present value of future minimum lease payments                     9,000
             Less current maturities                                            4,000
                                                                         ---------------
                                                                         $      5,000
                                                                         ===============

Rent expense under operating leases for the years ended June 30, 2001, 2000 and 1999, approximated $1,413,000, $935,000 and $770,000, respectively.

Note 12. Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance of $8.9 million and $11.0 million has been recognized at June 30, 2001 and 2000, respectively, to reflect the estimated amount of operating loss carryforwards and temporary differences which may not be realized due to the absence of sustained profitability of the Company. The approximate effect of carryforwards and temporary differences that give rise to deferred tax assets and liabilities at June 30, 2001 and 2000, is as follows:

                                                                              2001             2000
                                                                         -----------------------------------

            Deferred tax assets:
              Allowance for doubtful accounts                              $    224,000      $    185,000
              Inventory reserves                                                212,000           140,000
              Capitalization of inventory costs                                 690,000           512,000
              Vacation accruals                                                 152,000           137,000
              Tax credit carryforwards                                          138,000            81,000
              Charitable contributions                                            1,000           -
              Net operating loss carryforwards                                7,525,000         9,921,000
                                                                         -----------------------------------
                    Total deferred tax assets                                 8,942,000        10,976,000
              Valuation allowance                                            (8,942,000)      (10,976,000)
                                                                         -----------------------------------
                    Net deferred tax assets                                $       -         $       -
                                                                         ===================================

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


The provision (benefit) for income taxes consists of the following:


                                                       2001              2000            1999
                                               ---------------------------------------------------
                Current:
                  State                         $    (48,000)        $  125,000      $  225,000
                                               ---------------------------------------------------
                                                $    (48,000)        $  125,000      $  225,000
                                               ===================================================


Income (loss) before income taxes consists of:

                                                       2001              2000             1999
                                               ---------------------------------------------------
                Domestic                        $ (3,659,000)       $ 2,017,000    $   (444,000)
                Foreign                           (1,078,000)          (783,000)       (680,000)
                                               ---------------------------------------------------
                                                $ (4,737,000)       $ 1,234,000    $ (1,124,000)
                                               ===================================================

A reconciliation of the anticipated income tax expense (benefit) (computed by applying the Federal statutory income tax rate of 34% to the income (loss) before taxes) to the provision (benefit) for income taxes as reported in the consolidated statements of operations is as follows:


                                                  2001                    2000                   1999
                                        -----------------------------------------------------------------------
Provision (benefit) for income taxes
   at statutory Federal rate             $ (1,611,000)    (34%)   $   420,000     34%     $ (382,000)    (34%)
Increase (decrease) resulting from:
   State corporation income tax,
     net of federal tax benefit                20,000        -         71,000      6%        148,000      13%
   (Decrease) increase in valuation
     allowance for deferred taxes            (271,000)     (9%)      (366,000)   (30%)       459,000      41%
   Foreign operations statutory tax
   rate

     differentials                            367,000       8%         -          -            -         -
   Nondeductible loss on sale of
     European subsidiary                    1,440,000      30%         -          -            -         -
   Permanent items and other                  181,000       4%         -          -            -         -
                                        ------------------------------------------------------------------------
        Provision (benefit) for
        income taxes                     $    (48,000)     (1%)   $   125,000     10%     $  225,000      20%
                                        ========================================================================


The decrease in the valuation allowance for deferred taxes of $2,034,000 for 2001 is net of $1,763,000 of federal and state net operating loss carryforwards that have expired during the year ended June 30, 2001.

At June 30, 2001, the Company has federal net operating loss carryforwards for income tax purposes, which expire as follows:



       Year                                Amount
     -----------                  ------------------

       2004                       $     1,190,000
       2005                             2,842,000
       2006                             4,669,000
       2007                             3,237,000
       2008                             1,956,000
       2009                             3,120,000
       2010                             2,497,000
       2011                             2,619,000
                                  ------------------
                                  $    22,130,000
                                  ==================

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


In addition, the Company has tax credit carryforwards available to offset future taxable income aggregating approximately $138,000 which expire in various amounts from 2002 through 2010.

Note 13. Commitments

401(K) Plan
-----------

During the years ended June 30, 2001, 2000 and 1999, Company contributions to its 401(k) profit sharing and savings plan approximated $180,000, $69,000, and $74,000 respectively.

Bonus Plan
----------

The Company has a bonus plan under which its employees may earn a bonus based on various earnings measures. The actual payment of bonuses is subject to annual approval by the Board of Directors. Expenses recognized under this plan were approximately $400,000, $600,000 and $60,000, for the years ended June 30, 2001, 2000 and 1999, respectively.

Note 14. Loss on Disposal of Subsidiary

On February 8, 2001, the Company sold the stock of its European subsidiary, Memry Europe, N.V. ("Memry Europe"), for approximately $1,000,000. As part of this transaction, the Company entered into a supply and license agreement with Memry Europe, pursuant to which Memry granted to Memry Europe a royalty-bearing license to certain technologies and agreed to supply Memry Europe with certain alloys and tubing. The loss on disposal of this subsidiary reflected in the consolidated statement of operations for the year ended June 30, 2001 aggregated $4,232,000.

Note 15. Operating Segments

The Company is engaged principally in one line of business, the development, manufacturing and marketing of products utilizing properties exhibited by shape memory alloys, which represents more than 95% of consolidated revenues. The following table presents information about the Company by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of United States export sales.

                                 2001             United States        Europe         Consolidated
                                 ----             ----------------------------------------------------
                     Total revenues                $  29,010,000     $     903,000     $ 29,913,000
                     Operating income (loss)         (3,342,000)        (1,037,000)     (4,379,000)
                     Identifiable assets              19,051,000             2,000       19,053,000

                                 2000             United States        Europe         Consolidated
                                 ----             ----------------------------------------------------

                     Total revenues                $  25,144,000     $   1,852,000     $ 26,996,000
                     Operating income (loss)           2,378,000          (766,000)       1,612,000
                     Identifiable assets              16,792,000         5,751,000       22,543,000

                                 1999             United States        Europe         Consolidated
                                 ----             ----------------------------------------------------

                     Total revenues                $  17,912,000     $     974,000     $ 18,886,000
                     Operating loss                     (366,000)         (731,000)      (1,097,000)
                     Identifiable assets              12,375,000         5,807,000       18,182,000

MEMRY CORPORATION AND SUBSIDIARIES

June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


The operating loss of $3,342,000 attributed to U.S. operations in the year ended June 30, 2001, includes the $4,232,000 loss on disposal of the Company's European subsidiary described above.

Note 16. Severance

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

During the fourth quarter of the year ended June 30, 2001, the Company announced the termination of its president and chief operating officer. In connection with this termination, $522,000 was charged to operations, of which $501,000 remains accrued at June 30, 2001.

Note 17. Litigation

On August 22, 2001, a director and former officer of the Company filed two lawsuits against the Company relating to his termination during the year ended June 30, 2001, which seek significant damages. The Company does not believe there is a basis for these claims and intends to defend against the claims vigorously. Because the litigation is in its initial stages, management is not able to predict the outcome of the litigation or the effects of the litigation on the Company's financial position and results of operations.

Note 18. Pronouncements Issued Not Yet Adopted

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). The Statement is effective for all business combinations initiated after June 30, 2001 and for all Business Combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 141 prohibits the pooling of interest method of accounting for business combinations and prescribes the initial recognition and measurement of goodwill and other intangible assets, accounting for negative goodwill and the required disclosures related to business combinations.

In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Statement is effective for fiscal years beginning after December 15, 2001 and may not be retroactively applied to financial statements of prior periods. SFAS 142 requires that goodwill, including previously existing goodwill, and intangible assets with indefinite useful lives, should not be amortized but should be tested for impairment annually. Goodwill and intangible assets with indefinite useful lives will no longer be tested for impairment under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121).

The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 no later than July 1, 2002. The Company has elected to early adopt SFAS 142. Therefore, effective July 1, 2001, all goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination will no longer be amortized and will be evaluated for impairment under SFAS 142.

As of the date of adoption, the Company expects to have unamortized goodwill of $1,038,000, which will be subject to the transition provisions of SFAS 141 and
142. Amortization expense related to goodwill was approximately $168,000, $260,000 and $248,000 for the years ended June 30, 2001, 2000, and 1999, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will require to be recognized as the cumulative effect of a change in accounting principles.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1--Election of Directors," "--Executive Officers of the Company" and "--Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1--Election of Directors--Compensation of Directors" and "--Executive Compensation" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2001.

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the section entitled "Proposal No. 1--Election of Directors--Certain Relationships and Transactions" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2001.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

                  (1) Financial Statements: Independent Auditor's Report; Consolidated Balance Sheets as of June 30, 2001 and 2000; Consolidated Statements of Operations for the Years Ended June 30, 2001, 2000, and 1999;
                           Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2001, 2000, and 1999; and Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999; Notes to the Consolidated Financial Statements.

                  (2)      Financial Statement Schedules:  None

     (b)     Reports on Form 8-K

             None

     (c)     Exhibits

                                  EXHIBIT INDEX

  Exhibit
   Number                                               Description of Exhibit
   ------                                               ----------------------
      3.1   Certificate of Incorporation of the Company, as amended                                                          (13)
      3.2   By-Laws of the Company, as amended                                                                                (5)
      3.3   Amendment Number 1 to By-Laws of the Company, as amended                                                          (9)
      4.1   Form of Warrant to Purchase Common Stock for private equity
            placement completed on January 31, 2001                                                                          (14)
     10.1   Lease Agreement, dated January 24, 1991 between the Company and Brookfield Commerce
            relating to 57 Commerce Drive, Brookfield, CT                                                                     (1)
     10.2   Employee Non-Disclosure agreement, dated as of October 18, 1994, between the Company and
            James G. Binch                                                                                                    (2)
     10.3   Convertible Subordinated Debenture Purchase Agreement, dated as of December 22, 1994,
            between the Company and CII                                                                                       (5)
     10.4   First Amendment to Convertible Subordinated Debenture Purchase Agreement, dated October
            11, 1995, between the Company and CII                                                                             (3)
     10.5   First Addendum to Stock Subscription Warrant (re: Warrant No. 94-4), dated October 11, 1995,
            made by the Company and agreed to by CII                                                                          (3)
     10.6   First Addendum to Stock Subscription Warrant (re: Warrant No. 94-5), dated October 11, 1995,
            made by the Company and agreed to by CII                                                                          (3)
     10.7   Second Amendment to Convertible Subordinated Debenture Purchase Agreement, dated as of
            June 28, 1996, between the Company and CII                                                                        (5)
     10.8   Amended and Restated Class I Warrant Certificate (Warrant Certificate No. 94-4A) issued by
            the Company to CII                                                                                                (5)
     10.9   Amended and Restated Class II Warrant Certificate (Warrant Certificate No. 94-5A) issued by
            the Company to CII                                                                                                (5)
    10.10   Sublease, dated as of June 28, 1996, between the Company and Raychem Corporation                                  (4)
    10.11   Amendment to Lease Agreement between the Company and Brookfield Commerce relating to
            57 Commerce Drive, Brookfield, CT                                                                                 (5)
    10.12   Employee Agreement on Inventions and Patents, between the Company and James G. Binch                              (5)
    10.13   Memry Corporation Stock Option Plan, as amended                                                                   (6)
    10.14   Form of Nontransferable Incentive Stock Option Agreement under the 1994 Plan                                      (6)
    10.15   Form of Nontransferable Non-Qualified Stock Option Agreement under the 1994 Plan                                  (6)
    10.16   Amended and Restated Time-Lock Supply Agreement, dated as of February 19, 1997, and
            effective as of December 20, 1996, between the Company and Raychem Corporation                                    (7)
    10.17   Memry Corporation's 1997 Long Term Incentive Plan, as Amended                                                     (8)
    10.18   Form of Nontransferable Incentive Stock Option Agreement under the 1997 Plan                                      (8)
    10.19   Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement, dated June
            30, 1998, between the Company and Webster Bank                                                                    (9)


  Exhibit
   Number                                               Description of Exhibit
   ------                                               ----------------------
    10.20   Term Loan Note, dated June 30, 1998, by the Company in favor of Webster Bank in principal
            amount of $500,000                                                                                                (9)
    10.21   Amendment of Sublease, dated March 26, 1998, between Raychem Corporation and the
            Company                                                                                                           (9)
    10.22   Stock Purchase Agreement, dated October 30, 1998, by and among Memry Holdings, S.A. and
            the Shareholders of Advanced Metals and Technologies, N.V.                                                       (10)
    10.23   Separation Agreement dated as of August 17, 1999, between the Company and William H.
            Morton                                                                                                           (11)
    10.24   Letter Agreement, dated February 2, 1999, from the Company to James L. Proft                                     (11)
    10.25   Letter Agreement, dated July 12, 1999, from the Company to Tom Carey                                             (11)
    10.26   Loan Agreement, dated September 16, 1999, between Swissmetal and the Company                                     (12)
    10.27  Amendment Agreement, dated November 30, 1999, between the Company and Webster Bank                                (12)
    10.28  Amended and Restated Revolving Loan Note, dated November 30, 1999, by the Company in
           favor of Webster Bank                                                                                             (12)
    10.29  Amended and Restated Equipment Loan Note, dated November 30, 1999, by the Company in
           favor of Webster Bank                                                                                             (12)
    10.30  Agreement, dated as of December 17, 1999, among Memry Holdings, S.A., the Company and
           G.I.M.V.                                                                                                          (12)
    10.31  Employment Agreement, dated as of January 1, 2000, between the Company and Robert J.
           Thatcher                                                                                                          (13)
    10.32  Employment Agreement, dated as of January 1, 2000, between the Company and Robert P.
           Belcher                                                                                                           (13)
    10.33  Employment Agreement, dated as of January 1, 2000, between the Company and Joe
           Pasqualucci                                                                                                       (13)
    10.34  Employment Agreement, dated as of January 1, 2000, between the Company and James G.
           Binch                                                                                                             (13)
    10.35  Sales Agency Agreement, dated January 20, 2000, between the Company and Tyco
           Electronics                                                                                                       (13)
    10.36  Sublease, dated February 3, 2000, by and between the Company and Pacific Financial
           Printing                                                                                                          (13)
    10.37  Form of Securities Purchase Agreement for third party European investors used in private
           equity placement completed on January 31, 2001                                                                    (14)
    10.38  Form of Securities Purchase Agreement for officers and directors of Memry Corporation used
           in private equity placement completed on January 31, 2001                                                         (14)
    10.39  Lease, dated February 8, 2001, between Berkshire Industrial Corporation and the Company                           (15)
    10.40  Business Park Lease, dated August 27, 2001, between 4065 Associates, L.P. and the Company, together with Agreement to Defer Certain Work, dated August 27, 2001, by and between 4065
           Associates, L.P. and the Company                                                                                  (15)
    10.41  Second Amendment Agreement, dated as of June 30, 2001, between the Company and Webster Bank                       (15)
    10.42  Final Converted Equipment Loan Note, dated July 1, 2001, by the Company in favor of Webster Bank                  (15)
     21.2  Information regarding Subsidiaries                                                                                (15)
     23.1  Consent of McGladrey & Pullen, LLP                                                                                (15)

----------
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.
(3) Incorporated by reference to the Company's Annual Report on Form
     10-KSB for the fiscal year ended June 30, 1995.
(4) Incorporated by reference to the Company's Current Report on Form 8-K filed July 15, 1996.
(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, as amended.
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1996.
(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, as amended.
(8) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1997.
(9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.
(10) Incorporated by reference to the Company's Current Report on Form 8-K filed November 12, 1998.
(11) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.
(12) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1999.
(13) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.
(14) Incorporated by reference to the Company's Quarterly Report on Form 1O-Q for the fiscal quarter ended December 31, 2000.
(15) Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MEMRY CORPORATION

Date: September 28, 2001



                                                By:                /s/ JAMES G. BINCH
                                                       --------------------------------------------
                                                                     James G. Binch

                                                              CEO and Chairman of the Board

                                                              (Principal Executive Officer)

                                                By:               /s/ ROBERT P. BELCHER
                                                       --------------------------------------------
                                                                    Robert P. Belcher
                                                             (Principal Accounting Officer)


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



                        Signature                              Title                         Date
                        ---------                              -----                         ----
                 /s/ JAMES G. BINCH                           Director                September 28, 2001
-----------------------------------------------------------
                   James G. Binch

              /s/ KEMPTON J. COADY, III                       Director                September 28, 2001
-----------------------------------------------------------
                Kempton J. Coady, III

                  /s/ JACK HALPERIN                           Director                September 28, 2001
-----------------------------------------------------------
                    Jack Halperin

              /s/ W. ANDREW KRUSEN, JR                        Director                September 28, 2001
-----------------------------------------------------------
                W. Andrew Krusen, Jr.