Form 10-Q
period 2001-09-30
MEMRY CORP
filed 2001-11-13
CIK 720896

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
    1934

                    For the transition period from ___ to ___
                         Commission file number 0-14068

                                Memry Corporation
             (Exact name of registrant as specified in its charter)

           Delaware                                      06-1084424
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                     3 Berkshire Blvd., Bethel, Connecticut
                    (Address of principal executive offices)

                                      06801
                                   (Zip Code)

                                 (203) 739-1100
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of October 23, 2001, 23,748,958 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

                                      INDEX

PART I--    FINANCIAL INFORMATION

ITEM 1.     Financial Statements (Unaudited):

Consolidated Balance Sheets as of September 30, 2001 and June 30, 2001

Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2001 and 2000

Consolidated Statements of Cash Flows for the three months ended September 30, 2001 and 2000

Notes to the Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II--   OTHER INFORMATION

ITEM 2.     Changes in Securities

ITEM 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                        Memry Corporation & Subsidiaries
                           Consolidated Balance Sheets

ITEM 1.       Financial Statements

                                                                                        September 30,          June 30,
                                                                                            2001                2001
                                                                                            ----                ----
                                                                                         (Unaudited)
ASSETS

Current Assets

  Cash and cash equivalents                                                                $2,075,000         $1,075,000
  Accounts receivable, less allowance for doubtful accounts                                 3,585,000          4,159,000
  Inventories (Note B)                                                                      4,302,000          3,680,000
  Prepaid expenses and other current assets                                                    57,000             96,000
  Note receivable - related party (Note C)                                                    140,000            140,000
                                                                                         ------------       ------------

     Total current assets                                                                  10,159,000          9,150,000
                                                                                         ------------       ------------

Property, Plant, and Equipment                                                             12,006,000         12,079,000
  Less accumulated depreciation                                                           (4,947,000)        (4,819,000)
                                                                                         ------------       ------------
                                                                                            7,059,000          7,260,000
                                                                                         ------------       ------------
Other Assets (Note D)
  Patents and patent rights, less accumulated amortization                                  1,300,000          1,333,000
  Goodwill                                                                                  1,038,000          1,038,000
  Deferred financing costs, less accumulated amortization                                      30,000                  -
  Deposits and other                                                                          345,000            272,000
                                                                                         ------------       ------------
                                                                                            2,713,000          2,643,000
                                                                                         ------------       ------------

                                                                                         $ 19,931,000       $ 19,053,000
                                                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                                                          $ 659,000        $ 1,271,000
  Accrued expenses (Note E)                                                                 2,243,000          2,853,000
  Notes payable                                                                             2,877,000          1,909,000
  Advances payable                                                                            300,000            600,000
  Current maturities of capital lease obligations                                               6,000              4,000
  Income tax payable                                                                          147,000             71,000
                                                                                         ------------       ------------

     Total current liabilities                                                              6,232,000          6,708,000
                                                                                         ------------       ------------

Capital Lease Obligations, less current maturities                                              3,000              5,000
Notes Payable, less current maturities                                                        999,000          1,210,000
                                                                                         ------------       ------------
                                                                                            1,002,000          1,215,000
                                                                                         ------------       ------------
Stockholders' Equity

  Common stock                                                                                237,000            236,000
  Additional paid-in capital                                                               47,098,000         47,018,000
  Accumulated deficit                                                                    (34,638,000)       (36,124,000)
                                                                                         ------------       ------------
     Total stockholders' equity                                                            12,697,000         11,130,000
                                                                                         ------------       ------------

                                                                                         $ 19,931,000        $19,053,000
                                                                                         ============        ===========

                 See Notes to Consolidated Financial Statements

                        Memry Corporation & Subsidiaries
                      Consolidated Statements of Operations
             For the Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                                2001                2000
                                                                                                ----                ----
Revenues

     Product Sales                                                                           $7,565,000          $6,306,000
     Research and development                                                                   283,000             159,000
                                                                                             ----------        ------------
                                                                                              7,848,000           6,465,000
                                                                                             ----------        ------------
Cost of Revenues

     Manufacturing                                                                            3,581,000           5,159,000
     Research and development                                                                   112,000             105,000
                                                                                             ----------        ------------

                                                                                              3,693,000           5,264,000
                                                                                             ----------        ------------

           Gross profit                                                                       4,155,000           1,201,000
                                                                                             ----------        ------------

Operating Expenses

     General, selling and administration                                                      2,406,000           2,707,000
     Depreciation and amortization                                                               69,000             152,000
        Loss on disposal of assets                                                               13,000                   -
                                                                                             ----------        ------------
                                                                                              2,488,000           2,859,000
                                                                                             ----------        ------------

           Operating Income (Loss)                                                            1,667,000         (1,658,000)
                                                                                             ----------        ------------

Other income (expense)
     Interest expense                                                                          (50,000)           (136,000)
     Interest income                                                                              8,000               7,000
                                                                                             ----------        ------------
                                                                                               (42,000)           (129,000)
                                                                                             ----------        ------------

           Income (Loss) before income taxes                                                  1,625,000         (1,787,000)

Provision for income taxes                                                                      140,000              10,000
                                                                                             ----------        ------------

           Net Income (Loss)                                                                 $1,485,000        $(1,797,000)
                                                                                             ==========        ============

Basic Earnings (Loss) Per Share:                                                                  $0.06             $(0.08)

Diluted Earnings (Loss) Per Share:                                                                $0.06             $(0.08)



                 See Notes to Consolidated Financial Statements

                        Memry Corporation & Subsidiaries
                 Consolidated Statements of Comprehensive Income
             For the Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                        Three Months        Three Months
                                                                                           Ended               Ended
                                                                                         09/30/2001          09/30/2000
                                                                                         ----------          ----------
Net Income (Loss)                                                                        $ 1,485,000        $(1,797,000)
Other Comprehensive Income (Loss)
  Foreign Currency Translation

Adjustments, net of tax                                                                            -           (362,000)
                                                                                          ----------        -----------
Comprehensive Income (Loss)                                                               $1,485,000        $(2,159,000)
                                                                                          ==========        ===========



























                 See Notes to Consolidated Financial Statements

                        Memry Corporation & Subsidiaries
                      Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                            2001                 2000
                                                                                            ----                 ----
Cash Flows From Operating Activities:
Net Income (Loss)                                                                         $1,485,000         $(1,797,000)
Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                                        476,000             620,000
        Loss on disposal of assets                                                            13,000                   -
        Compensation & fees paid by issuance of common stock & warrants                       81,000              36,000
        Change in operating assets and liabilities:
           Decrease in accounts receivable                                                   574,000           1,011,000
           (Increase) decrease in inventories                                              (622,000)              91,000
           Decrease (increase) in prepaid expenses                                            39,000             (2,000)
           (Increase) decrease in other assets                                             (109,000)             175,000
           Increase in note receivable                                                             -           (159,000)
           Increase (decrease) in income tax payable - net                                    76,000            (39,000)
           Decrease in advances payable                                                    (300,000)                   -
           Decrease in accounts payable and accrued expenses                             (1,222,000)         (1,096,000)
                                                                                         -----------         -----------
                Net cash provided by (used in) operating activities                          491,000         (1,160,000)
                                                                                         -----------         -----------

Cash Flows From Investing Activities:
     Purchases of property, plant and equipment                                            (247,000)           (226,000)
                                                                                         -----------         -----------
               Net cash used in investing activities                                       (247,000)           (226,000)
                                                                                         -----------         -----------

Cash Flows From Financing Activities:
     Proceeds from issuance of common stock, net                                                   -              27,000
     Repayment of note payable                                                             (249,000)           (376,000)
     Proceeds from revolver loan payable                                                   1,006,000             525,000
     Principal payments on capital lease obligations                                         (1,000)            (22,000)
                                                                                         -----------         -----------
               Net cash provided by financing activities                                     756,000             154,000
                                                                                         -----------         -----------

Effect of foreign currency exchange rate changes on cash and cash equivalents                      -             157,000

               Increase (decrease) in cash and cash equivalents                            1,000,000         (1,075,000)

Cash and cash equivalents, beginning of period                                             1,075,000           1,534,000
                                                                                         -----------         -----------

Cash and cash equivalents, end of period                                                 $ 2,075,000           $ 459,000
                                                                                         ===========           =========







                 See Notes to Consolidated Financial Statements

                        MEMRY CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002 ("fiscal 2002"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2001 ("fiscal 2001") of Memry Corporation (the "Company").

Note B.  INVENTORIES

Inventories at September 30, 2001 and June 30, 2001, are summarized as follows:

                                                                                           September 30        June 30
                                                                                           ------------        -------
Raw Materials                                                                                $1,116,000     $1,168,000
Work-in-process                                                                               1,872,000      1,788,000
Finished goods                                                                                1,840,000      1,250,000
Allowance for slow-moving and obsolete inventory                                              (526,000)      (526,000)
                                                                                             ----------     ----------
                                                                                             $4,302,000     $3,680,000
                                                                                             ==========     ==========

Note C.  NOTE RECEIVABLE - RELATED PARTY

On August 29, 2000 the Company made a loan to an executive officer which has been collateralized by his personal residence. The loan was part of the executive officer's overall compensation package and was to be forgiven, providing certain conditions were met, over a four year period. During 2001, the executive officer was terminated and the note became currently due. (See Note H)

Note D.  GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142

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

The Company has elected to early adopt the provisions of SFAS 142. Therefore, effective July 1, 2001, all goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase combination will no longer be amortized and will be evaluated for impairment under SFAS 142. Based on the Company's initial goodwill impairment test, no impairment losses have been recognized related to Goodwill during the quarter ended September 30, 2001. In addition, the following represents the effect of adopting SFAS 142 on the Company's net income (loss) and earnings (loss) per share for all periods presented.

                                                                                      For The Period Ended September 30,
                                                                                      ----------------------------------

                                                                                           2001                  2000
                                                                                           ----                  ----
     Reported net income (loss)                                                          $ 1,485,000       $ (1,797,000)
     Add back: Goodwill amortization                                                               -            $ 57,000
                                                                                         -----------       -------------
     Adjusted net income (loss)                                                          $ 1,485,000       $ (1,740,000)
                                                                                         ===========       =============

     Basic earnings (loss) per share:

          Reported net income (loss)                                                          $ 0.06            $ (0.08)
          Goodwill amortization                                                                    -                0.00
                                                                                         -----------       -------------
          Adjusted net income (loss)                                                          $ 0.06            $ (0.08)
                                                                                         ===========       =============

     Diluted earnings (loss) per share:

          Reported net income (loss)                                                          $ 0.06            $ (0.08)
          Goodwill amortization                                                                    -                0.00
                                                                                         -----------       -------------
          Adjusted net income (loss)                                                          $ 0.06            $ (0.08)
                                                                                         ===========       =============






Note E.  ACCRUED EXPENSES

Accrued Expenses at September 30, 2001 and June 30, 2001 are summarized as follows:

                                                                                              September 30          June 30
                                                                                              ------------          -------
Accrued Expenses-Other                                                                          $1,037,000       $1,339,000
Accrued Incentive Compensation                                                                     403,000          550,000
Accrued Vacation Pay                                                                               369,000          377,000
Accrued Severance                                                                                  434,000          587,000
                                                                                                ----------       ----------
                                                                                                $2,243,000       $2,853,000
                                                                                                ==========       ==========

Note F.  EARNINGS PER SHARE

Basic earnings (loss) per share amounts are computed by dividing net income
(loss) by the weighted-average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share.

For the periods presented, there were no items which changed net income (loss) as presented in the consolidated statements of operations and the amounts used to compute basic and diluted earnings (loss) per share. The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings (loss) per share. For the three month period ended September 30, 2000, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such equivalents is antidilutive.

                                                                                                 Three          Three
                                                                                                Months          Months
                                                                                                 Ended          Ended
                                                                                              09/30/2001      09/30/2000
                                                                                              ----------      ----------
Number of Basic Shares Outstanding                                                            23,662,235      21,154,333
Effect of Dilutive Securities:
   Warrants                                                                                       37,297               -
   Options                                                                                         4,458               -
                                                                                              ----------      ----------
Weighted Average Number of Shares Outstanding                                                 23,703,990      21,154,333
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

Three Months Ended
09/30/2001                                                               United States        Europe      Consolidated
----------                                                               -------------        ------      ------------
Total revenues                                                             7,848,000                -       7,848,000
Operating income (loss)                                                    1,667,000                -       1,667,000
Identifiable assets                                                       19,931,000                -      19,931,000

Three Months Ended
09/30/2000                                                               United States        Europe      Consolidated
----------                                                               -------------        ------      ------------
Total revenues                                                             6,212,000          253,000       6,465,000
Operating income (loss)                                                  (1,183,000)        (475,000)     (1,658,000)
Identifiable assets                                                       15,266,000        4,366,000      19,632,000



Note H. LITIGATION

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

Note I.  SUBSEQUENT EVENT

On November 8, 2001, the Company completed a private equity placement with New England Partners and raised $750,000. Proceeds were raised through the sale of units, each of which consisted of two shares of Common Stock and a warrant to purchase one share of Common Stock. Each unit was priced at $2.00. The warrants are exercisable at $1.25 per share, valid for a period of five years from the date of issuance. Other terms and conditions were set forth in the definitive documents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results. Certain statements under this caption may constitute "forward-looking statements". See Part II -- "Other Information".

(a)  RESULTS OF OPERATIONS

Three Months Ended September 30, 2001, compared to Three Months Ended September 30, 2000.

Revenues. Revenues increased 21% to $7,848,000 in the first quarter of fiscal year 2002 from $6,465,000 during the same period in fiscal 2001, an increase of $1,383,000. Revenue from sales of medical stent components increased approximately $700,000 from the first quarter of fiscal 2001 to the first quarter of fiscal 2002. This increase was offset by a decline of approximately $500,000 from sales of other medical device components during the same period. Sales of commercial and industrial products and assemblies decreased approximately $350,000 from the first quarter of fiscal 2001, due primarily to lower shipments of antenna wire, tinel lock, memrysafe and bra wire. Revenue from semi-finished material, primarily tube utilized for medical device applications increased by approximately $1,400,000 in the first quarter of fiscal 2002 from the first quarter of fiscal 2001.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) decreased to $3,693,000 for the three months ended September 30, 2001 from $5,264,000 during the same three-month period in fiscal 2001. This decrease of $1,571,000 or 30% was attributable to increased operating efficiencies realized from the Company's west coast operation, the exclusion of Memry Europe (which was sold on February 8, 2001), and volume related efficiencies. In addition, during the first quarter of fiscal 2001, one of the Company's largest customers for medical device components temporarily suspended shipments of its product, and because the Company believed the suspension to be temporary in nature and decided to retain much of its skilled labor during the period of reduced shipments, which had a negative impact on manufacturing costs during this period. Because of all the foregoing, the Company's gross margin from sales increased to 53% for the three month period ended September 30, 2001, from 19% in the comparable period in fiscal 2001.

General, selling and administrative expenses (including depreciation, amortization and the disposal of fixed assets) decreased $371,000 or 13%, to $2,488,000 for the three months ended September 30, 2001, as compared to $2,859,000 during the same period of fiscal 2001. This decrease is due primarily to the exclusion of expenses associated with Memry Europe which was sold on February 8, 2001, and a reduction in salaries and related expenses in the sales and marketing department. The Company recorded a provision for income taxes of $140,000 for the first quarter of fiscal 2002, an increase of $130,000 as compared to the same period of fiscal 2001. This increase is due primarily to profitable operations for the three months ended September 30, 2001, and the expiration of state tax loss carry-forwards during fiscal 2001.

Net Income. Primarily due to the increase in gross margin and the decrease in general, selling and administrative expenses, the Company's net income increased by $3,282,000, to $1,485,000 in the first quarter of fiscal 2002 compared to a net loss of $1,797,000 for the same period in fiscal 2001.

(b) LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company's cash and cash equivalents balance was $2,075,000, an increase of $1,000,000 from $1,075,000 at the start of fiscal 2001. Cash provided by operations was $491,000 for the three months ended September 30, 2001. Cash used in investing activities was $247,000, representing funds invested in property, plant and equipment. During the three months ended September 30, 2001, cash provided by financing activities totaled $756,000, consisting primarily of proceeds from the Company's revolving credit facility. Working capital at September 30, 2001, was $3,927,000, an increase of $1,485,000 from $2,442,000 at June 30, 2001.

In fiscal 2001, the primary capital requirements were to fund additions to property, plant, and equipment. During the first quarter of fiscal 2002, ending on September 30, 2001, the primary capital requirement was also to fund additions to property, plant and equipment.

On November 8, 2001, the Company completed a private equity placement with New England Partners and raised $750,000. Proceeds were raised through the sale of units, each of which consisted of two shares of Common Stock and a warrant to purchase one share of Common Stock. Each unit was priced at $2.00. The warrants are exercisable at $1.25 per share, valid for a period of five years from the date of issuance. New England Partners was granted piggyback registration rights to participate in the registration of the securities purchased in the private equity placement which was completed in January, 2001. Other terms and conditions were set forth in the definitive documents.

On June 30, 1998, the Company and Webster Bank entered into a Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement and related financing documents and agreements (the "Webster Facility"). Upon entering into the Webster Facility, the Company paid off all amounts outstanding under its prior credit facility with First Union National Bank. The Webster Facility (prior to the amendment described below) included a revolving loan, an equipment loan line of credit and a $500,000 term loan. The term loan is to be repaid in equal monthly installments of principal over its five-year term. The revolving loan provided for borrowings up to the lesser of (a) $3,000,000 or (b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory. The revolving loan requires the payment of a commitment fee equal to 0.25% per annum of the daily-unused portion of the revolving loan. The equipment loan line of credit provides for equipment financing up to the lesser of $750,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. On June 30, 2000, the Company converted $1,250,000 from the equipment line of credit into a term loan. On June 30, 2001, the Company converted $250,000 from the equipment line of credit into a term loan.

On November 30, 1999, the Company and Webster Bank reached agreement on an amendment to the Webster Facility. Under the terms of the amendment, the revolving loan now provides for borrowings up to the lesser of (a) $5,000,000 or
(b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory. The equipment loan is amended to provide for equipment financing up to the lesser of $1,250,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. A new term loan in the amount of $1,000,000 was provided with the requirement that not less than $500,000 of the term loan be used to finance new machinery and equipment purchases. The Company has since satisfied said requirement. Pursuant to a verbal request from Webster Bank during the third quarter of fiscal year 2001, the Company refrained from borrowing under the equipment line until June, 2001, when it borrowed $250,000. The other major provisions of the agreement remain unchanged.

On June 30, 2001, the Company and Webster Bank reached agreement on a second amendment to the Webster Facility. Under the terms of the second amendment, the revolving loan now provides for borrowings up to the lesser of (a) if the Availability Test is satisfied, an amount equal to the lesser of (i) $5,000,000 or (ii) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory or (b) if the Availability Test is not satisfied, an amount equal to the lesser of (i) $5,000,000 or (ii) an amount equal to the aggregate of (1) 80% of eligible accounts receivable plus (2) the lesser of $1,000,000 or 35% of eligible inventory, multiplied by (3) 75%. The Availability Test is satisfied if the Company has raised additional equity and long term debt on terms satisfactory to Webster. There is no provision for equipment loans under the revised agreement. The other major provisions of the agreement remain unchanged. At September 30, 2001, an aggregate amount of approximately $3,900,000 was outstanding under the Webster Facility. The Webster Facility is secured by substantially all of the Company's domestic assets.

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

In addition, the credit facility contains various restrictive covenants, including, among others, limitations on encumbrances and additional debt, prohibition on the payment of dividends or redemption of stock (except in connection with certain existing put rights), restrictions on management/ownership changes, and required compliance with specified financial ratios.

On January 15, 2001, the Company and a customer of the Company signed an Advance Payment Agreement whereby the customer advanced the Company $1,000,000 to be repaid in ten equal installments of $100,000 beginning in March, 2001. At the customer's option, the installments may be repaid in immediately payable funds or by offsetting such installments against payables owed by the customer or its affiliates. No interest is due on these funds as long as the Company does not default on its obligations. Other terms and conditions apply. Amounts due the customer under the advance are withheld by Webster Bank from the eligible accounts receivable used in calculating the size of the Company's credit facility. The balance remaining on this obligation on September 30, 2001 is $300,000.

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

The Company has requirements to fund plant and equipment projects to support the expected increased sales volume of

SMA and superelastic materials during the fiscal year ending June 30, 2002 and beyond. The Company expects that it will be able to pay for these expenditures through a combination of cash flow generated through operations, increased borrowings, and sale of stock.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut (provided, however, that assets, revenues, employees, operations and bank accounts attributable to any entity acquired by the Company shall not be considered when determining if the Company has satisfied such requirements so long as such entity (1) was acquired in an arm's length transaction, (2) was not an affiliate of the Company and was not controlled by an affiliate of the Company prior to such acquisition, and (3) had been in existence and operating as a business for at least one year at the time of the acquisition). Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all of the Company's Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company by CII. Using $2.00 per share, which was above the market price for the Company's common stock on November 9, 2001 as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $4.32 million. To the extent that the current market value of the Company's common stock exceeds $2.00 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to ensure that its operations do not move from Connecticut in a manner that would trigger CII's put.

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

NEW ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

In December 1999 the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company adopted SAB No. 101, as required, in the fourth quarter of fiscal 2001 with no significant effect on its financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). The Statement is effective for all business combinations initiated after June 30, 2001 and for all Business Combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 141 prohibits the pooling of interest method of accounting for business combinations and prescribes the initial recognition and measurement of goodwill and other intangible assets, accounting for negative goodwill and the required disclosures related to business combinations.

In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Statement is effective for fiscal years beginning after December 15, 2001 and may not be retroactively applied to financial statements of prior periods. SFAS 142 requires that goodwill, including previously existing goodwill, and intangible assets with indefinite useful lives, should not be amortized but should be tested for impairment annually. Goodwill and intangible assets with indefinite useful lives will no longer be tested for impairment under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

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

EURO CONVERSION

The Company conducts business in multiple currencies, including the currencies of various European countries in the European Union which began participating in the single European currency by adopting the euro as their common currency as of January 1, 1999. During the period January 1, 1999 to January 1, 2002, the existing currencies of the member countries will remain legal tender and customers and vendors of the Company may continue to use these currencies when conducting business. Currency rates during this period, however, will no longer be computed from one legacy currency to another but instead will first be converted into the euro. The Company continues to evaluate the euro conversion and the impact on its business, both strategically and operationally. At this time, the conversion to the euro has not had, nor is it expected to have, a material adverse effect on the financial condition or results of operations of the Company.

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

-our dependence on outside suppliers and manufacturers

-our exposure to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical products

-the ability to retain management

-business abilities and judgment of personnel

-availability of qualified personnel

-labor and employee benefit costs



ITEM 2. CHANGES IN SECURITIES

As part of the November 2001 private placement described above, during the second fiscal quarter of fiscal 2002, on November 8, 2001, the Company sold 750,000 shares of common stock and warrants to purchase 375,000 shares of common stock to New England Partners for total consideration of $750,000.

The offer and sale to the purchaser was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On June 30, 2001, and August 30, 2001, the Company issued 37,500 warrants and 37,500 warrants respectively, exercisable at $1.05, valid for five years from the date of issue, to Brooks Houghton & Company, Inc., as partial payment for investment banking services. Such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4 (2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On September 25, 2001, the Company issued 39,914 shares of its common stock to Robert Thatcher in lieu of a $33,927 cash bonus pursuant to a contractual obligation. Mr. Thatcher is a Director of the Company and a former officer. The issuance to Mr. Thatcher was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

Exhibit Number    Description of Exhibits
4.1                        Warrant to Purchase Common Stock issued to Brooks, Houghton & Company, Inc., dated June 30, 2001.

4.2                        Warrant to Purchase Common Stock issued to Brooks, Houghton & Company, Inc., dated August 30, 2001.

4.3                        Warrant to Purchase Common Stock issued to New England Partners, dated November 6, 2001.

10.1                       Form of Securities Purchase Agreement, dated as of November 6, 2001, by and among Memry Corporation and the Investors listed therein.

10.2                       Amended and Restated Employment Agreement, dated as of September 1, 2001, between Robert P. Belcher and
                           Memry Corporation.

10.3                       Amended and Restated Employment Agreement, dated as of September 21, 2001, between Ronald Burke and Memry
                           Corporation.

10.4                       Amendment to Lease, dated November 6, 2001, between 4065 Associates L.P. and Memry Corporation, together with Amendment to Agreement, dated November 6, 2001, by and between 4065 Associates L.P. and Memry
                           Corporation.


(b)    REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Memry Corporation

Date: November 13, 2001            /s/ James G. Binch
                                   ------------------
                                   James G. Binch
                                   CEO and Chairman

Date: November 13, 2001            /s/ Robert P. Belcher
                                   ---------------------
                                   Robert P. Belcher
                                   Sr. Vice President - Finance & Administration
                                   Chief Financial Officer,
                                   Treasurer, and Secretary