Form 10-Q
period 2001-12-31
MEMRY CORP
filed 2002-02-14
CIK 720896

                                    Form 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of January 18, 2001, 24,498,411 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

                                      INDEX

PART I--  FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

Consolidated Balance Sheets as of December 31, 2001 (Unaudited) and June 30,
2001

Consolidated Statements of Operations for the three and six months ended December 31, 2001 and 2000 (Unaudited)

Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2001 and 2000 (Unaudited)

Consolidated Statements of Cash Flows for the six months ended December 31, 2001 and 2000 (Unaudited)

Notes to the Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II-- OTHER INFORMATION

ITEM 2.   Changes in Securities

ITEM 6.   Exhibits and Reports on Form 8-K

SIGNATURES

ITEM 1.   Financial Statements

                        Memry Corporation & Subsidiaries
                           Consolidated Balance Sheets

                                                                         December 31,        June 30,
                                                                            2001               2001
                                                                            ----               ----
                                                                         (Unaudited)
ASSETS

Current Assets
  Cash and cash equivalents                                              $  1,226,000       $  1,075,000
  Accounts receivable, less allowance for doubtful accounts                 4,597,000          4,159,000
  Inventories (Note B)                                                      4,258,000          3,680,000
  Prepaid expenses and other current assets                                     1,000             96,000
  Note receivable - related party (Note C)                                          -            140,000
                                                                         ------------       ------------

     Total current assets                                                  10,082,000          9,150,000
                                                                         ------------       ------------

Property, Plant, and Equipment                                             12,288,000         12,079,000
  Less accumulated depreciation                                            (5,402,000)        (4,819,000)
                                                                         ------------       ------------
                                                                            6,886,000          7,260,000
                                                                         ------------       ------------
Other Assets (Note D)
  Patents and patent rights, less accumulated amortization                  1,267,000          1,333,000
  Goodwill                                                                  1,038,000          1,038,000
  Deferred financing costs, less accumulated amortization                      25,000                  -
  Note receivable - related party (Note C)                                    110,000                  -
  Deposits and other                                                          351,000            272,000
                                                                         ------------       ------------
                                                                            2,791,000          2,643,000
                                                                         ------------       ------------

                                                                         $ 19,759,000       $ 19,053,000
                                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                       $    499,000       $  1,271,000
  Accrued expenses (Note F)                                                 2,603,000          2,853,000
  Notes payable                                                               480,000          1,909,000
  Advances payable                                                                  -            600,000
  Current maturities of capital lease obligations                               8,000              4,000
  Income tax payable                                                          141,000             71,000
                                                                         ------------       ------------

     Total current liabilities                                              3,731,000          6,708,000
                                                                         ------------       ------------

Capital Lease Obligations, less current maturities                                  -              5,000
Notes Payable, less current maturities                                      1,520,000          1,210,000
                                                                         ------------       ------------
                                                                            1,520,000          1,215,000
                                                                         ------------       ------------
Stockholders' Equity
  Common stock                                                                245,000            236,000
  Additional paid-in capital                                               47,888,000         47,018,000
  Accumulated deficit                                                     (33,625,000)       (36,124,000)
                                                                         ------------       ------------
     Total stockholders' equity                                            14,508,000         11,130,000
                                                                         ------------       ------------

                                                                         $ 19,759,000       $ 19,053,000
                                                                         ============       ============

                 See Notes to Consolidated Financial Statements

                        Memry Corporation & Subsidiaries
                      Consolidated Statements of Operations
              For the Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                              2001            2000
                                                              ----            ----
Revenues
   Product Sales                                          $ 8,097,000     $ 6,351,000
   Research and development                                   252,000         168,000
                                                          -----------     -----------
                                                            8,349,000       6,519,000
                                                          -----------     -----------
Cost of Revenues
   Manufacturing                                            4,293,000       4,286,000
   Research and development                                   158,000         101,000
                                                          -----------     -----------

                                                            4,451,000       4,387,000
                                                          -----------     -----------

         Gross profit                                       3,898,000       2,132,000
                                                          -----------     -----------

Operating Expenses
   General, selling and administration                      2,605,000       2,852,000
   Depreciation and amortization                               95,000         154,000
      Asset Impairment (Note E)                                     -       4,197,000
                                                          -----------     -----------
                                                            2,700,000       7,203,000
                                                          -----------     -----------

         Operating Income (Loss)                            1,198,000      (5,071,000)
                                                          -----------     -----------

Other income (expense)
   Interest expense                                           (40,000)       (128,000)
   Interest income                                              7,000           9,000
                                                          -----------     -----------
                                                              (33,000)       (119,000)
                                                          -----------     -----------

         Income (Loss) before income taxes                  1,165,000      (5,190,000)

Provision for income taxes (Note K)                           152,000          13,000
                                                          -----------     -----------

         Net Income (Loss)                                $ 1,013,000     $(5,203,000)
                                                          ===========     ===========

Basic Earnings (Loss) Per Share:                          $      0.04     $     (0.24)

Diluted Earnings (Loss) Per Share:                        $      0.04     $     (0.24)

                 See Notes to Consolidated Financial Statements

                        Memry Corporation & Subsidiaries
                      Consolidated Statements of Operations
               For the Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                        2001                 2000
                                                                        ----                 ----
Revenues
   Product Sales                                                    $ 15,662,000         $ 12,657,000
   Research and development                                              535,000              327,000
                                                                    ------------         ------------
                                                                      16,197,000           12,984,000
                                                                    ------------         ------------
Cost of Revenues
   Manufacturing                                                       7,874,000            9,445,000
   Research and development                                              270,000              206,000
                                                                    ------------         ------------

                                                                       8,144,000            9,651,000
                                                                    ------------         ------------

         Gross profit                                                  8,053,000            3,333,000
                                                                    ------------         ------------

Operating Expenses
   General, selling and administration                                 5,011,000            5,559,000
   Depreciation and amortization                                         164,000              306,000
      Asset Impairment (Note E)                                                -            4,197,000
      Loss on disposal of assets                                          13,000                    -
                                                                    ------------         ------------

                                                                       5,188,000           10,062,000
                                                                    ------------         ------------

         Operating Income (Loss)                                       2,865,000           (6,729,000)
                                                                    ------------         ------------

Other income (expense)
   Interest expense                                                      (90,000)            (264,000)
   Interest income                                                        15,000               16,000
                                                                    ------------         ------------
                                                                         (75,000)            (248,000)
                                                                    ------------         ------------

         Income (Loss) before income taxes                             2,790,000           (6,977,000)

Provision for income taxes (Note K)                                      292,000               23,000
                                                                    ------------         ------------

         Net Income (Loss)                                          $  2,498,000         $ (7,000,000)
                                                                    ============         ============

Basic Earnings (Loss) Per Share:                                    $       0.10         $      (0.32)

Diluted Earnings (Loss) Per Share:                                  $       0.10         $      (0.32)

                 See Notes to Consolidated Financial Statements

                        Memry Corporation & Subsidiaries
                 Consolidated Statements of Comprehensive Income
      For the Three Months and Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                      Three Months    Three Months     Six Months       Six Months
                                          Ended         Ended             Ended           Ended
                                       12/31/2001      12/31/2000      12/31/2001       12/31/2000
                                      -----------     -----------      -----------     -----------
Net Income (Loss)                     $ 1,013,000     $(5,203,000)     $ 2,498,000     $(7,000,000)
Other Comprehensive Income (Loss)
  Foreign Currency Translation
Adjustments, net of tax                        --         233,000               --        (129,000)
                                      -----------     -----------      -----------     -----------
Comprehensive Income (Loss)           $ 1,013,000     $(4,970,000)     $ 2,498,000     $(7,129,000)
                                      ===========     ===========      ===========     ===========

                See Notes to Consolidated Financial Statements

                        Memry Corporation & Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                                     2001              2000
                                                                                  -----------      -----------
Cash Flows From Operating Activities:
Net Income (Loss)                                                                 $ 2,498,000      $(7,000,000)
Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
        Asset impairment provision                                                         --        4,197,000
        Provision for loss on note receivable                                          30,000               --
        Depreciation and amortization                                                 995,000        1,238,000
        Loss on disposal of assets                                                     13,000               --
        Compensation and fees paid by issuance of common stock                        128,000          156,000
        Change in operating assets and liabilities:
           (Increase) decrease in accounts receivable                                (438,000)         956,000
           Increase in inventories                                                   (578,000)         (42,000)
           Decrease in prepaid expenses                                                95,000           18,000
           (Increase) decrease in other assets                                       (141,000)         100,000
           Decrease (increase) in note receivable                                          --         (159,000)
           Increase (decrease) in income tax payable - net                             70,000          (43,000)
           Decrease in advances payable                                              (600,000)              --
           Decrease in accounts payable and accrued expenses                       (1,022,000)        (978,000)
                                                                                  -----------      -----------
                Net cash provided by (used in) operating activities                 1,050,000       (1,557,000)
                                                                                  -----------      -----------

Cash Flows From Investing Activities:
     Purchases of property, plant and equipment                                      (529,000)        (487,000)
                                                                                  -----------      -----------
           Net cash used in investing activities                                     (529,000)        (487,000)
                                                                                  -----------      -----------

Cash Flows From Financing Activities:
     Proceeds from issuance of common stock, net                                      750,000        2,223,000
     Proceeds from note payable                                                       272,000               --
     Repayment of note payable                                                       (505,000)        (473,000)
     Repayment of revolver loan payable                                              (886,000)        (156,000)
     Principal payments on capital lease obligations                                   (1,000)         (14,000)
                                                                                  -----------      -----------
          Net cash (used in) provided by financing activities                        (370,000)       1,580,000
                                                                                  -----------      -----------

Effect of foreign currency exchange rate changes on cash and cash equivalents              --          (41,000)

           Increase (decrease) in cash and cash equivalents                           151,000         (505,000)

Cash and cash equivalents, beginning of period                                      1,075,000        1,534,000
                                                                                  -----------      -----------

Cash and cash equivalents, end of period                                          $ 1,226,000      $ 1,029,000
                                                                                  ===========      ===========

                 See Notes to Consolidated Financial Statements

                        MEMRY CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002 ("fiscal 2002"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2001 ("fiscal 2001") of Memry Corporation (the "Company").

Note B.  INVENTORIES

Inventories at December 31, 2001 and June 30, 2001, are summarized as follows:

                                                       December 31    June 30
                                                       -----------    -------
Raw Materials                                           $1,270,000   $1,168,000
Work-in-process                                          2,143,000    1,788,000
Finished goods                                           1,371,000    1,250,000
Allowance for slow-moving and obsolete inventory         (526,000)    (526,000)
                                                         ---------    ---------
                                                        $4,258,000   $3,680,000

Note C.  NOTE RECEIVABLE - RELATED PARTY

On August 29, 2000 the Company made a loan to an executive officer that had been collateralized by his personal residence. The loan was part of the executive officer's overall compensation package and was to be forgiven, providing certain conditions were met, over a four year period. During fiscal 2001, the executive officer was terminated and the note became current at that time. The terms of the note have subsequently been amended such that the note, in the amount of $110,000, is now due on Jan 28, 2005, or at such time that the residence is sold, whichever occurs first. (See Note I)

Note D.  GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142

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

The Company has elected to early adopt the provisions of SFAS 142. Therefore, effective July 1, 2001, all goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase combination will no longer be amortized and will be evaluated for impairment under SFAS 142. Based on the Company's initial goodwill impairment test, no impairment losses have been recognized related to Goodwill during the six months ended December 31, 2001. In addition, the following represents the effect of adopting SFAS 142 on the Company's net income (loss) and earnings (loss) per share for all periods presented.

                                     Three Months       Three Months        Six Months       Six Months
                                        Ended              Ended               Ended            Ended
                                      12/31/2001        12/31/2000          12/31/2001        12/31/2000
                                     -------------     -------------      -------------     -------------
Reported net income (loss)           $   1,013,000     $  (5,203,000)     $   2,498,000     $  (7,000,000)
Add back: Goodwill amortization                 --            69,000                 --           122,000

                                     --------------------------------------------------------------------
Adjusted net income (loss)           $   1,013,000     $  (5,134,000)     $   2,498,000     $  (6,878,000)
                                     --------------------------------------------------------------------

Basic earnings (loss) per share:
    Reported net income (loss)       $        0.04     $       (0.24)     $        0.10     $       (0.32)
    Goodwill amortization                     0.00              0.01               0.00              0.00
                                     --------------------------------------------------------------------
    Adjusted net income (loss)       $        0.04     $       (0.23)     $        0.10     $       (0.32)
                                     --------------------------------------------------------------------

Diluted earnings per share:
    Reported net income (loss)       $        0.04     $       (0.24)     $        0.10     $       (0.32)
    Goodwill amortization                     0.00              0.01               0.00              0.00
                                     --------------------------------------------------------------------
    Adjusted net income (loss)       $        0.04     $       (0.23)     $        0.10     $       (0.32)
                                     --------------------------------------------------------------------


Note E. ASSET IMPAIRMENT CHARGE

On February 8, 2001, the Company sold its European subsidiary. While the sale was not consummated in the second fiscal quarter of 2001, the Company, following a thorough business review of operations of Memry Europe, made the decision during the second fiscal quarter to sell or dispose of the entity. Following the thorough business review of the operations of Memry Europe, an impairment review was conducted pursuant to FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The result of this review was a charge in the amount of $4.197 million in the second quarter of FY 2001 to reduce the Company's investments in its European subsidiary to its net realizable value of $1,000,000.

Note F.  ACCRUED EXPENSES

Accrued Expenses at December 31, 2001 and June 30, 2001 are summarized as follows:

                                       December 31          June 30
                                       -----------          -------
Accrued Expenses-Other                  $  879,000       $1,083,000
Accrued Incentive Compensation             690,000          550,000
Accrued Vacation Pay                       376,000          377,000
Accrued Severance                          355,000          587,000
Accrued Payroll                            303,000          256,000
                                           -------          -------
                                        $2,603,000       $2,853,000
                                        ==========       ==========

Note G.  EARNINGS PER SHARE

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

For the periods ended December 31, 2000, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such equivalents is antidilutive.

                                                                 Three           Three           Six            Six
                                                                Months          Months         Months          Months
                                                                 Ended           Ended          Ended          Ended
                                                               12/31/2001      12/31/2000     12/31/2001      12/31/2000
                                                              ----------      ----------     ----------      ----------
Number of Basic Shares Outstanding                              24,143,695     22,132,701     23,902,965      21,643,517
Effect of Dilutive Securities:
   Warrants                                                        107,051              -         72,174               -
   Options                                                          59,034              -         31,747               -
                                                                ----------     ----------     ----------      ----------
Weighted Average Number of Shares Outstanding                   24,309,780     22,132,701     24,006,886      21,643,517
                                                                ==========     ==========     ==========      ==========


Note H.  OPERATING SEGMENTS

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

Three Months Ended
12/31/2001                           United States         Europe         Consolidated
----------                           -------------         ------         ------------
Total revenues                         8,349,000                 -         8,349,000
Operating income                       1,198,000                 -         1,198,000
Identifiable assets                   19,759,000                 -        19,759,000

Three Months Ended
12/31/2000                           United States         Europe         Consolidated
----------                           -------------         ------         ------------
Total revenues                         6,101,000           418,000         6,519,000
Operating loss                          (443,000)       (4,628,000)       (5,071,000)
Identifiable assets                   15,644,000           907,000        16,551,000

Six Months Ended
12/31/2001                           United States         Europe         Consolidated
----------                           -------------         ------         ------------
Total revenues                        16,197,000                 -        16,197,000
Operating income                       2,865,000                 -         2,865,000
Identifiable assets                   19,759,000                 -        19,759,000

Six Months Ended
12/31/2000                           United States         Europe         Consolidated
----------                           -------------         ------         ------------
Total revenues                        12,312,000           672,000        12,984,000
Operating loss                        (1,626,000)       (5,103,000)       (6,729,000)
Identifiable assets                   15,644,000           907,000        16,551,000


Note I. LITIGATION

On August 22, 2001, a director and former officer of the Company filed two lawsuits against the Company relating to his termination during the year ended June 30, 2001. A settlement was reached on January 28, 2002, whereby the Company will make a cash payment to the former officer in the amount of $25,000 and issue 75,000 non-plan stock options with an exercise price of $1.20 per share. In addition, the terms of a note receivable from said officer were amended. (See Note C)

Note J. PRIVATE EQUITY PLACEMENT

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


Note K. PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended December 31, 2001 is lower than what would be expected by applying the statutory tax rates to pretax income due to the utilization of federal net operating loss carryforwards which were fully reserved for on the balance sheets of the Company in prior periods.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results. Certain statements under this caption may constitute "forward-looking statements". See Part II -- "Other Information".


(a) RESULTS OF OPERATIONS

Three Months Ended December 31, 2001, compared to Three Months Ended December 31, 2000.

Revenues. Revenues increased 28% to $8,349,000 in the second quarter of fiscal 2002 from $6,519,000 during the same period in fiscal 2001, an increase of $1,830,000. Revenue from sales of products and components to the medical device industry accounted for an increase of approximately $1,000,000 from the second quarter of fiscal 2001 to the second quarter of fiscal 2002, due to increased revenue from sales of medical stent components and components utilized in other medical applications. Revenue from sales of superelastic tube, utilized primarily in medical device components which are eventually incorporated by the Company's customers in neurological, orthopedic and embolic protection applications, increased by approximately $1,100,000 in the second quarter of fiscal 2002 from the second quarter of fiscal 2001. These increases were offset by a decrease in sales of commercial and industrial products and assemblies, which declined approximately $200,000 from the second quarter of fiscal 2001, due primarily to lower shipments of antenna wire, bra wire, and actuators.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) increased to $4,451,000 for the three months ended December 31, 2001 from $4,387,000 during the same three-month period in fiscal 2001. This increase of $64,000 or, 1%, was attributable to increased revenue which was almost totally offset by increased efficiencies resulting from both higher volume and improved operations in the Company's west coast operation. During the first half of fiscal 2001, one of the Company's largest customers for medical device components temporarily suspended shipments of its product, and because the Company believed the suspension to be temporary in nature and decided to retain much of its skilled labor during the period of reduced shipments, the shipment suspension had a negative impact on manufacturing costs during this period. Because of the foregoing, the Company's gross margin from sales increased to 47% for the three month period ended December 31, 2001, from 33% in the comparable period in fiscal 2001.

General, selling and administrative expenses (including depreciation, amortization and the disposal of fixed assets) decreased $4,503,000, or 63%, to $2,700,000 for the three months ended December 31, 2001, as compared to $7,203,000 during the same period of fiscal 2001. This decrease is due primarily to the exclusion of $ 4,197,000 for an asset impairment charge associated with the decision to sell Memry Europe, which was eventually sold on February 8, 2001, and a reduction in salaries and related expenses in the sales and marketing department. Other expense decreased from $119,000 in the second quarter of fiscal year 2001 to $33,000 in the comparable period in fiscal year 2002, due primarily to a reduction in interest expense associated with a reduced level of borrowing. The Company recorded a provision for income taxes of $152,000 for the three months ended December 31, 2001, an increase of $139,000 as compared to the same period of fiscal 2001. This increase is due primarily to profitable operations for the three months ended December 31, 2001, and the expiration of state tax loss carry-forwards during fiscal 2001.

Net Income. Primarily due to the increase in gross margin and the decrease in general, selling and administrative expenses, resulting primarily from the exclusion of $ 4,197,000 for an asset impairment charge associated with the decision to sell Memry Europe, the Company's net income increased by $6,216,000, to $1,013,000 in the second quarter of fiscal 2002 compared to a net loss of $5,203,000 for the same period in fiscal 2001.

Six Months Ended December 31, 2001, compared to Six Months Ended December 31, 2000.

Revenues. Revenues increased 25% to $16,197,000 in the first six months of fiscal year 2002 from $12,984,000 during the same period in fiscal 2001, an increase of $3,213,000. Revenue from sales of medical stent components increased approximately $1,300,000 from the six month period ending December 31, 2000 to the six month period ending December 31, 2001. Revenue from sales of superelastic tube increased approximately $2,400,000 in the first six months of fiscal year 2002 from the comparable period in fiscal year 2001, primarily due to increased utilization of superelastic tube in neurological applications and in embolic protection assemblies. These increases in revenue were offset by a decrease in revenue from sales of commercial and industrial products and assemblies which decreased approximately $550,000 from the first six months of fiscal 2001, due primarily to lower shipments of antenna wire, bra wire, and actuators.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) decreased to $8,144,000 for the six months ended December 31, 2001 from $9,651,000 during the same six-month period in fiscal 2001. This decrease of $1,507,000 or 16% was primarily attributable to increased efficiencies resulting from both higher volume and improved operations in the Company's west coast operation. During the first quarter of fiscal 2001, one of the Company's largest customers for medical device components temporarily suspended shipments of its product, and because the Company believed the suspension to be temporary in nature and decided to retain much of its skilled labor during the period of reduced shipments, the shipment suspension had a negative impact on manufacturing costs during this period. Because of all the foregoing, the Company's gross margin from sales increased to 50% for the six month period ended December 31, 2001, from 26% in the comparable period in fiscal 2001.

General, selling and administrative expenses (including depreciation, amortization and the disposal of fixed assets) decreased $4,874,000, or 48%, to $5,188,000 for the six months ended December 31, 2001, as compared to $10,062,000 during the same period of fiscal 2001. This decrease is due primarily to the exclusion of $ 4,197,000 for an asset impairment charge associated with the decision to sell Memry Europe, which was sold on February 8, 2001, and a reduction in salaries and related expenses in the sales and marketing department. Other expense decreased from $248,000 in the first six months of fiscal year 2001 to $75,000 in the comparable period in fiscal year 2002, due primarily to a reduction in interest expense associated with a reduced level of borrowing. The Company recorded a provision for income taxes of $292,000 for the first six months of fiscal 2002, an increase of $269,000 as compared to the same period of fiscal 2001. This increase is due primarily to profitable operations for the six month period ended December 31, 2001, and the expiration of state tax loss carry-forwards during fiscal 2001.

Net Income. Primarily due to the increase in gross margin and the decrease in general, selling and administrative expenses, resulting primarily from the exclusion of $ 4,197,000 for an asset impairment charge associated with the decision to sell Memry Europe, the Company's net income increased by $9,498,000, to $2,498,000 for the first six months of fiscal 2002 compared to a net loss of $7,000,000 for the same period in fiscal 2001.


(b) LIQUITY AND CAPITAL RESOURCES

At December 31, 2001, the Company's cash and cash equivalents balance was $1,226,000, an increase of $151,000 from $1,075,000 at the start of fiscal 2002. Cash provided by operations was $1,050,000 for the six months ended December 31, 2001. Cash used in investing activities was $529,000 for the six month period ending December 31, 2001, representing funds invested in property, plant and equipment. During the six months ended December 31, 2001, cash used in financing activities totaled $370,000, due principally to the pay-down of the Company's revolver loan and note payable. Working capital at December 31, 2001, was $6,461,000, an increase of $4,019,000 from $2,442,000 at June 30, 2001.

In fiscal 2001, the primary capital requirements were to fund additions to property, plant, and equipment. During the second quarter of fiscal 2002, ended on December 31, 2001, the primary capital requirement was also to fund additions to property, plant and equipment.

On November 8, 2001, the Company completed a private equity placement with New England Partners and raised $750,000. Proceeds were raised through the sale of units, each of which consisted of two shares of Common Stock and a warrant to purchase one share of Common Stock. Each unit was priced at $2.00. The warrants are exercisable at $1.25 per share, exercisable for a period of five years from the date of issuance. New England Partners was granted piggyback registration rights to participate in the registration of the securities purchased in the private equity placement which was completed in January, 2001. Other terms and conditions were set forth in the definitive documents.

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

On June 30, 2001, the Company and Webster Bank reached agreement on a second amendment to the Webster Facility. Under the terms of the second agreement, the revolving loan now provides for borrowings up to the lesser of (a) if the Availability Test is satisfied, an amount equal to the lesser of (i) $5,000,000 or (ii) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory or (b) if the Availability Test is not satisfied, an amount equal to the lesser of (i) $5,000,000 or (ii) an amount equal to the aggregate of (1) 80% of eligible accounts receivable plus (2) the lesser of $1,000,000 or 35% of eligible inventory, multiplied by (3) 75%. The Availability Test is satisfied if the Company has raised additional equity and long term debt on terms satisfactory to Webster. There is no provision for equipment loans under the revised agreement. The other major provisions of the agreement remain unchanged.

On December 27, 2001, the Company and Webster Bank reached an agreement on a third amendment to the Webster Facility. Under the terms of the third amendment which expires on December 31, 2003, the revolving loan now provides for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable and (2) 30% of eligible inventory up to 50% of the outstanding revolver balance. Several existing term loans totaling $1,728,490 were refinanced into a single term loan which is due December 31, 2005. The Webster Facility, as amended, includes an equipment loan line of credit that provides for equipment financing up to the lesser of $1,000,000 or 75% of the purchase price for eligible equipment through December 31, 2002. The equipment loan line of credit may be extended through December 31, 2003, at Webster's option. The other major provisions of the Webster Facility remain unchanged. At December 31, 2001, an aggregate amount of approximately $2,000,000 was outstanding under the Webster

Facility. The Webster Facility is secured by substantially all the Company's assets.

Interest on the revolving loan, term loan and equipment line of credit is variable based on the euro rate as published in the Wall Street Journal, as elected by the Company. On or before March 31, 2002, the Company may elect a fixed interest rate on the outstanding principal of the term loan.

In addition, the Webster Facility contains various restrictive covenants, including, among others, limitations on encumbrances and additional debt, prohibition on the payment of dividends or redemption of stock (except in connection with certain existing put rights), restrictions on management/ownership changes, and required compliance with specified financial ratios.

On January 15, 2001, the Company and a customer of the Company signed an Advance Payment Agreement whereby the customer advanced the Company $1,000,000 to be repaid in ten equal installments of $100,000 beginning in March, 2001. At the customer's option, the installments may be repaid in immediately payable funds or by offsetting such installments against payables owed by the customer or its affiliates. No interest is due on these funds as long as the Company does not default on its obligations. Other terms and conditions apply. Amounts due the customer under the advance are withheld by Webster Bank from the eligible accounts receivable used in calculating the size of the Company's credit facility. As of December 31, 2001, this obligation has been paid in full.

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

The Company has requirements to fund plant and equipment projects to support the expected increased sales volume of shape memory alloys ("SMA") and superelastic materials during the fiscal year ending June 30, 2002 and beyond. The Company expects that it will be able to pay for these expenditures through a combination of cash flow generated through operations, increased borrowings, and the sale of securities. The largest risk to the liquidity of the Company would be an event that caused an interruption of cash flow generated through operations, because such an event could also have a negative impact on the Company's ability to access credit. The Company's current dependence on a limited number of products and customers represents the greatest risk to regular operations.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut (provided, however, that assets, revenues, employees, operations and bank accounts attributable to any entity acquired by the Company shall not be considered when determining if the Company has satisfied such requirements so long as such entity (1) was acquired in an arm's length transaction, (2) was not an affiliate of the Company and was not controlled by an affiliate of the Company prior to such acquisition, and (3) had been in existence and operating as a business for at least one year at the time of the acquisition). Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all of the Company's Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company by CII. Using $2.00 per share, which was above the market price for the Company's common stock on February 10, 2002 as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $3.85 million. To the extent that the current market value of the Company's common stock exceeds $2.00 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to ensure that its operations do not move from Connecticut in a manner that would trigger CII's put.

During the fourth fiscal quarter of 2001, the Company relocated to a facility located at 3 Berkshire Blvd., Bethel, CT 06801, to house the Company's corporate headquarters and east coast manufacturing and assembly operation. The leased facility consists of approximately 37,500 square feet of manufacturing and office space located in a suburban industrial park. The total cost of leasehold improvements, furnishings, and moving expenses associated with the new facility was approximately $2,600,000. The annual rent for the facility is approximately $336,000 versus the rent at the prior Brookfield, CT, location of approximately $170,000 for 24,000 square feet.

On November 6, 2001, the Company amended its lease for its manufacturing and office facility located at 4065 Campbell Avenue, Menlo Park, CA. The lease, originally scheduled to end in March, 2003, was extended until September 30, 2004. Under the terms of the amended lease, the Company will continue to pay a monthly base rent of approximately $49,000 through March, 2003, and subsequent to that date, the monthly base rental shall be modified to reflect changes in the Consumer Price Index. The other major provisions of the lease remain unchanged.

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

PART II -- OTHER INFORMATION

Certain statements in this Quarterly Report on Form 10-Q that are not historical fact, as well as certain information incorporated herein by reference, constitute "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties and often depend on assumptions, data or methods that may be incorrect or imprecise. The Company's future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, those discussed below and the other risks detailed in the Company's other reports filed with the Securities and Exchange Commission.

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

-our dependence on outside suppliers and manufacturers

-our exposure to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical products

-the ability to retain management

-business abilities and judgment of personnel

-availability of qualified personnel

-labor and employee benefit costs

-unanticipated economic impacts of the September 11, 2001 terrorist attack on the United States, any subsequent terrorists acts or of any related military action

ITEM 2. CHANGES IN SECURITIES

On November 8, 2001, the Company sold 375,000 units at $2.00 per unit to New England Capital Partners in a private placement. The aggregate purchase price was $750,000. Each unit consists of two shares of Common Stock and one warrant to purchase a share of Common Stock. The warrants are exercisable at $1.25 per share for a period of five years from the date of issuance. The offers and sales to the purchaser is exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On December 18, 2001, the Company issued 50,000 warrants to purchase Common Stock, exercisable at $1.25 per share, for 5 years from the date of issue, to ipCapital Group, Inc., as partial payment for services to assist the Company in developing its intellectual property. Upon successful completion of the total assignment and the achievement of specific milestones, the Company will issue up to an additional 100,000 warrants to purchase Common Stock. Such issuances were exempt from the registration requirements of the Securities Act pursuant to
Section 4 (2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 12, 2001, the Company held its annual meeting of stockholders. At such meeting the Company's five nominees for director, James G. Binch, W. Andrew Krusen, Jr., Jack H. Halperin, Esq., Kempton J. Coady III and Dr. Andrew L. Lux were elected to the Company's Board of Directors by the vote specified below:

                                 No. of Votes
                         --------------------------                      Broker
Nominee                     For       Against/Withheld   Abstentions   Non-Votes
-------                     ---       ----------------   -----------   ---------
James G. Binch           15,100,018         768,305           0            0
W. Andrew Krusen, Jr.    15,100,018         768,305           0            0
Jack H. Halperin, Esq.   15,100,018         768,305           0            0
Kempton J. Coady III     15,101,018         767,305           0            0
Dr. Andrew L. Lux        15,132,018         736,305           0            0

Also at such annual meeting, the Company's stockholders approved an amendment to the Company's Long-Term Incentive Plan to reduce quarterly stock compensation granted to non-employee directors from $7,500 worth of stock to $3,000 worth of stock, to remove the vesting restrictions on such shares, and to provide for a quarterly grant to non-employee directors of options with a fair market value equal to $4,500, subject to vesting, all to be effective commencing with the third fiscal quarter of the 2002 fiscal year. The vote on such amendment was 13,769,285 shares in favor, 1,107,813 shares against, 991,225 shares abstaining and 0 broker non-votes.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)    EXHIBITS

Exhibit Number    Description of Exhibits

4 Warrant to Purchase Common Stock issued by the Company to ipCapital Group, Inc., dated December 18, 2001.

10.1 Amended and Restated Commercial Revolving Loan, Term Loan, and Line of Credit and Security Agreement, dated as of December 27, 2001, between the Company and Webster Bank.

10.2 Second Amended and Restated Revolving Loan Note, dated December 27, 2001, by the Company and in favor of Webster Bank.

10.3 Consolidated and Amended and Restated Term Loan Note, dated December 27,2001, by the Company and in favor of Webster Bank.

10.4 Equipment Loan Note, dated December 27, 2001, by the Company and in favor of Webster Bank in principal amount of $1,000,000.

10.5 Amendment to Lease, dated November 6, 2001, between 4065 Associates, L.P. and the Company.

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