Form 10-Q
period 2002-03-31
MEMRY CORP
filed 2002-05-14
CIK 720896

                                    Form 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of April 8, 2002, 25,244,404 shares of the registrant's common stock, par value $.01 per share, were issued and outstanding.

                                      INDEX

PART I--   FINANCIAL INFORMATION

ITEM 1.    Financial Statements:

Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and June 30, 2001

Consolidated Statements of Operations for the three months and nine months ended March 31, 2002 and 2001 (Unaudited)

Consolidated Statements of Comprehensive Income for the three months and nine months ended March 31, 2002 and 2001 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended March 31, 2002 and 2001 (Unaudited)

Notes to the Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

PART II--  OTHER INFORMATION

ITEM 1.    Legal Proceedings

ITEM 2.    Changes in Securities

ITEM 6.    Exhibits and Reports on Form 8-K

SIGNATURES

ITEM 1.  Financial Statements

                        Memry Corporation & Subsidiaries
                           Consolidated Balance Sheets

                                                                                         March 31,            June 30,
                                                                                           2002                 2001
                                                                                           ----                 ----
                                                                                        (Unaudited)
ASSETS

Current Assets
  Cash and cash equivalents                                                            $   1,305,000        $  1,075,000
  Accounts receivable, less allowance for doubtful accounts                                4,938,000           4,159,000
  Inventories (Note B)                                                                     4,373,000           3,680,000
  Prepaid expenses and other current assets                                                    1,000              96,000
  Note receivable - related party (Note C)                                                         -             140,000
                                                                                       -------------        ------------

    Total current assets                                                                 10,617,000           9,150,000
                                                                                       -------------        ------------

Property, Plant, and Equipment                                                            12,601,000          12,079,000
  Less accumulated depreciation                                                           (5,820,000)         (4,819,000)
                                                                                       -------------        ------------
                                                                                           6,781,000           7,260,000
                                                                                       -------------        ------------
Other Assets (Note D)
  Patents and patent rights, less accumulated amortization                                 1,233,000           1,333,000
  Goodwill                                                                                 1,038,000           1,038,000
  Deferred financing costs, less accumulated amortization                                     22,000                   -
  Note receivable - related party (Note C)                                                   110,000                   -
  Deposits and other                                                                         330,000             272,000
                                                                                       -------------        ------------
                                                                                           2,733,000           2,643,000
                                                                                       -------------        ------------

                                                                                       $  20,131,000        $ 19,053,000
                                                                                       =============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                                     $     888,000        $  1,271,000
  Accrued expenses (Note F)                                                                2,265,000           2,853,000
  Notes payable                                                                              500,000           1,909,000
  Advances payable                                                                                 -             600,000
  Current maturities of capital lease obligations                                              6,000               4,000
  Income tax payable                                                                         139,000              71,000
                                                                                       -------------        ------------

     Total current liabilities                                                             3,798,000           6,708,000
                                                                                       -------------        ------------

Capital Lease Obligations, less current maturities                                                 -               5,000
Notes Payable, less current maturities                                                     1,417,000           1,210,000
                                                                                       -------------        ------------
                                                                                           1,417,000           1,215,000
                                                                                       -------------        ------------
Stockholders' Equity
  Common stock                                                                               246,000             236,000
  Additional paid-in capital                                                              48,053,000          47,018,000
  Accumulated deficit                                                                    (33,383,000)        (36,124,000)
                                                                                       -------------        ------------
     Total stockholders' equity                                                           14,916,000          11,130,000
                                                                                       -------------        ------------

                                                                                       $  20,131,000        $ 19,053,000
                                                                                       =============        ============

                 See Notes to Consolidated Financial Statements

                        Memry Corporation & Subsidiaries
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                          2002               2001
                                                                          ----               ----
Revenues
     Product Sales                                                    $7,283,000          $8,461,000
     Research and development                                            236,000             320,000
                                                                      ----------          ----------
                                                                       7,519,000           8,781,000
                                                                      ----------          ----------
Cost of Revenues
     Manufacturing                                                     4,562,000           4,383,000
     Research and development                                            226,000             227,000
                                                                      ----------          ----------

                                                                       4,788,000           4,610,000
                                                                      ----------          ----------

           Gross profit                                                2,731,000           4,171,000
                                                                      ----------          ----------
Operating Expenses
     General, selling and administration                               2,389,000           2,863,000
     Depreciation and amortization                                        78,000              83,000
                                                                      ----------          ----------
                                                                       2,467,000           2,946,000
                                                                      ----------          ----------

           Operating Income                                              264,000           1,225,000
                                                                      ----------          ----------

Other income (expense)
     Interest expense                                                    (35,000)            (81,000)
     Interest income                                                       6,000              10,000
                                                                      ----------          ----------
                                                                         (29,000)            (71,000)
                                                                      ----------          ----------

           Income before income taxes                                    235,000           1,154,000

Provision (benefit) for income taxes (Note J)                             (8,000)              7,000
                                                                      ----------          ----------

           Net Income                                                 $  243,000          $1,147,000
                                                                      ==========          ==========

Basic Earnings Per Share:                                             $     0.01          $     0.05

Diluted Earnings Per Share:                                           $     0.01          $     0.05

                 See Notes to Consolidated Financial Statements

                        Memry Corporation & Subsidiaries
                      Consolidated Statements of Operations
                For the Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                  2002                  2001
                                                                                  ----                  ----
Revenues
     Product Sales                                                             $ 22,945,000         $21,118,000
     Research and development                                                       772,000             647,000
                                                                                -----------         -----------
                                                                                 23,717,000          21,765,000
                                                                                -----------         -----------
Cost of Revenues
     Manufacturing                                                               12,436,000          13,828,000
     Research and development                                                       496,000             433,000
                                                                                -----------         -----------

                                                                                 12,932,000          14,261,000
                                                                                -----------         -----------

           Gross profit                                                          10,785,000           7,504,000
                                                                                -----------         -----------

Operating Expenses
     General, selling and administration                                          7,413,000           8,387,000
     Depreciation and amortization                                                  242,000             389,000
     Loss on disposal of subsidiary (Note E)                                              -           4,232,000
                                                                                -----------         -----------

                                                                                  7,655,000          13,008,000
                                                                                -----------         -----------

           Operating Income (Loss)                                                3,130,000          (5,504,000)
                                                                                -----------         -----------

Other income (expense)
     Interest expense                                                              (125,000)           (345,000)
     Interest income                                                                 20,000              26,000
                                                                                -----------         -----------
                                                                                   (105,000)           (319,000)
                                                                                -----------         -----------

           Income (Loss) before income taxes                                      3,025,000          (5,823,000)

Provision for income taxes (Note J)                                                 284,000              30,000
                                                                                -----------         -----------

           Net Income (Loss)                                                   $  2,741,000         $(5,853,000)
                                                                                ===========         ===========

Basic Earnings (Loss) Per Share:                                               $       0.11         $     (0.26)

Diluted Earnings (Loss) Per Share:                                             $       0.11         $     (0.26)


See Notes to Consolidated Financial Statements

                        Memry Corporation & Subsidiaries
                 Consolidated Statements of Comprehensive Income
       For the Three Months and Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                            Three Months    Three Months     Nine Months     Nine Months
                                               Ended            Ended           Ended           Ended
                                             03/31/2002      03/31/2001      03/31/2002      03/31/2001
                                             ----------      ----------      ----------      ----------
Net Income (Loss)                            $ 243,000       $1,147,000      $2,741,000     $(5,853,000)
Other Comprehensive Income
  Foreign Currency Translation
  Adjustments, net of tax                            -        1,191,000               -       1,062,000
                                             ---------       ----------      ----------     -----------
Comprehensive Income (Loss)                  $ 243,000       $2,338,000      $2,741,000     $(4,791,000)
                                             =========       ==========      ==========     ===========

                 See Notes to Consolidated Financial Statements

                        Memry Corporation & Subsidiaries
                      Consolidated Statements of Cash Flows
                For the Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                            2002                2001
                                                                                            ----                ----
Cash Flows From Operating Activities:
Net Income (Loss)                                                                       $ 2,741,000         $ (5,853,000)
Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
        Loss on sale of European subsidiary                                                       -            4,232,000
        Depreciation and amortization                                                     1,449,000            1,720,000
        Loss on disposal of assets                                                           13,000                    -
        Compensation and fees paid by issuance of common stock & warrants                   182,000              195,000
        Change in operating assets and liabilities:
           Increase in accounts receivable                                                 (666,000)             (42,000)
           Increase in inventories                                                         (693,000)            (208,000)
           Decrease in prepaid expenses                                                      95,000               30,000
           Increase in other assets                                                        (120,000)            (195,000)
           Decrease (increase) in note receivable                                            30,000             (163,000)
           Increase (decrease) in income tax payable                                         68,000              (94,000)
           (Decrease) increase in advances payable                                         (600,000)             900,000
           Decrease in accounts payable and accrued expenses                               (971,000)            (781,000)
                                                                                        -----------         ------------
             Net cash provided by (used in) operating activities                          1,528,000             (259,000)
                                                                                        -----------         ------------

Cash Flows From Investing Activities:
     Net proceeds from sale of European subsidiary                                                -              933,000
     Purchases of property, plant and equipment                                            (843,000)          (1,099,000)
                                                                                        -----------         ------------
             Net cash used in investing activities                                         (843,000)            (166,000)
                                                                                        -----------         ------------

Cash Flows From Financing Activities:
     Proceeds from issuance of common stock, net                                            750,000            2,422,000
     Repayment of note payable                                                             (316,000)            (828,000)
     Repayment of revolver loan payable                                                    (886,000)          (1,729,000)
     Principal payments on capital lease obligations                                         (3,000)             (32,000)
                                                                                        -----------         ------------
             Net cash used in financing activities                                         (455,000)            (167,000)
                                                                                        -----------         ------------

Effect of foreign currency exchange rate changes on cash and cash equivalents                     -              (53,000)

             Increase (decrease) in cash and cash equivalents                               230,000             (645,000)

Cash and cash equivalents, beginning of period                                            1,075,000            1,534,000
                                                                                        -----------         ------------

Cash and cash equivalents, end of period                                                $ 1,305,000         $    889,000
                                                                                        ===========         ============

Supplemental Schedule of Non-Cash Investing and Financing Activities:
       Exercise of stock options, cash received from agent subsequent to
       March 31, 2002                                                                       113,000                    -
                                                                                        ===========

                 See Notes to Consolidated Financial Statements

                        MEMRY CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002 ("fiscal 2002"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2001 ("fiscal 2001") of Memry Corporation (the "Company").

Note B.  INVENTORIES

Inventories at March 31, 2002, and June 30, 2001, are summarized as follows:

                                                        March 31      June 30
                                                      -----------   -----------
Raw Materials                                         $ 1,196,000   $ 1,168,000
Work-in-process                                         2,133,000     1,788,000
Finished goods                                          1,563,000     1,250,000
Allowance for slow-moving and obsolete inventory         (519,000)     (526,000)
                                                      -----------   -----------
                                                      $ 4,373,000   $ 3,680,000
                                                      ===========   ===========

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



The Company has elected to early adopt the provisions of SFAS 142. Therefore, effective July 1, 2001, all goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase combination are no longer amortized, and are evaluated for impairment under SFAS 142. Based on the Company's initial goodwill impairment test, no impairment losses have been recognized related to Goodwill upon the adoption of SFAS 142. In addition, the following represents the effect of adopting SFAS 142 on the Company's net income
(loss) and earnings (loss) per share for all periods presented.

                                                Three Months       Three Months         Nine Months         Nine Months
                                                    Ended              Ended               Ended               Ended
                                                 03/31/2002         03/31/2001          03/31/2002          03/31/2001
                                                 ----------         ----------          ----------          ----------
Reported net income (loss)                       $ 243,000         $ 1,147,000         $ 2,741,000       $ (5,853,000)
Add back: Goodwill amortization                          -              23,000                   -            163,000
                                              ---------------------------------------------------------------------------
Adjusted net income (loss)                       $ 243,000         $ 1,170,000         $ 2,741,000       $ (5,690,000)
                                              ---------------------------------------------------------------------------

Basic earnings (loss) per share:
    Reported net income (loss)                   $    0.01         $      0.05         $      0.11       $      (0.26)
    Goodwill amortization                             0.00                0.00                0.00               0.01
                                              ---------------------------------------------------------------------------
    Adjusted net income (loss)                   $    0.01         $      0.05         $      0.11       $      (0.25)
                                              ---------------------------------------------------------------------------

Diluted earnings per share:
    Reported net income (loss)                   $    0.01         $      0.05         $      0.11       $      (0.26)
    Goodwill amortization                             0.00                0.00                0.00               0.01
                                              ---------------------------------------------------------------------------
    Adjusted net income (loss)                   $    0.01         $      0.05         $      0.11       $      (0.25)
                                              ---------------------------------------------------------------------------



Note E. LOSS ON DISPOSAL OF SUBSIDIARY

On February 8, 2001, the Company sold its European subsidiary in a transaction described in "Liquidity and Capital Resources" below. The Company, following a thorough business review of the operations of Memry Europe, made the decision during the second quarter of fiscal 2001 to sell or dispose of the entity at which time an impairment review was conducted pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The result of this review was a charge in the amount of $4.197 million to the second quarter of FY 2001 to reduce the Company's investment in its European subsidiary to its net realizable value of $1,000,000. The ultimate adjusted charge reflecting the consummation of the sale reflected in the consolidated statement of operations for the nine- month period ended March 31, 2001, is $4.232 million.

Note F.  ACCRUED EXPENSES

Accrued Expenses at March 31, 2002 and June 30, 2001 are summarized as follows:


                                                 March 31          June 30
                                                ----------       ----------
Accrued Expenses-Other                          $  734,000       $1,083,000
Accrued Incentive Compensation                     751,000          550,000
Accrued Vacation Pay                               414,000          377,000
Accrued Severance                                  240,000          587,000
Accrued Payroll                                    126,000          256,000
                                                ----------       ----------
                                                $2,265,000       $2,853,000
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

For the nine month period ending March 31, 2001, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such equivalents is antidilutive.

                                                           Three           Three           Nine            Nine
                                                           Months          Months         Months          Months
                                                           Ended           Ended          Ended           Ended
                                                        03/31/2002      03/31/2001      03/31/2002      03/31/2001
                                                        ----------      ----------      ----------      ----------
Number of Basic Shares Outstanding                      24,510,167      23,572,586      24,105,366      22,286,540
Effect of Dilutive Securities:
   Warrants                                                297,429          85,093         147,259               -
   Options                                                 145,711          17,932          62,370               -
                                                        ----------      ----------      ----------      ----------
Weighted Average Number of Shares Outstanding           24,953,307      23,675,611      24,314,995      22,286,540
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

Three Months Ended
03/31/2002                                     United States         Europe        Consolidated
----------                                     -------------         ------        ------------
Total revenues                                     7,519,000              -           7,519,000
Operating income                                     264,000              -             264,000
Identifiable assets                               20,131,000              -          20,131,000

Three Months Ended
03/31/2001                                     United States         Europe        Consolidated
----------                                     -------------         ------        ------------
Total revenues                                     8,550,000        231,000           8,781,000
Operating income (loss)                            1,388,000       (163,000)          1,225,000
Identifiable assets                               17,278,000          5,000          17,283,000

Nine Months Ended
03/31/2002                                     United States         Europe        Consolidated
----------                                     -------------         ------        ------------
Total revenues                                    23,717,000              -          23,717,000
Operating income                                   3,130,000              -           3,130,000
Identifiable assets                               20,131,000              -          20,131,000

Nine Months Ended
03/31/2001                                     United States         Europe        Consolidated
----------                                     -------------         ------        ------------
Total revenues                                    20,862,000        903,000          21,765,000
Operating loss                                      (238,000)    (5,266,000)         (5,504,000)
Identifiable assets                               17,278,000          5,000          17,283,000


Note I. LITIGATION

On August 22, 2001, a director and former officer of the Company filed two lawsuits against the Company relating to his termination during the year ended June 30, 2001. A settlement was reached on January 28, 2002, whereby the Company made a cash payment to the former officer in the amount of $25,000 and issued 75,000 non-plan stock options with an exercise price of $1.20 per share and a fair value of approximately $8,000. The fair value of the options has been recorded as an operating expense and additional paid-in capital as of March 31, 2002. In accordance with Statement of Financial Accounting Standards No.123, "Accounting for Stock-based Compensation," the Company calculated the fair value of these options using the fair value option-pricing model. In addition, the terms of a note receivable from said officer were amended. (See Note C)

Note J. PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended March 31, 2002 and three months ended March 31, 2001 is lower than what would be expected by applying the statutory tax rates to pretax income due to the utilization of federal net operating loss carryforwards, which were fully reserved for on the balance sheets of the Company in prior periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results. Certain statements under this caption may constitute "forward-looking statements". See Part II -- "Other Information".

(a) RESULTS OF OPERATIONS

Three Months Ended March 31, 2002, compared to Three Months Ended March 31,
2001.

Revenues. In the past several years, the Company has focused on increasing the amount of value-added products it provides to the marketplace, ie, products where additional processing is performed on basic nitinol wire, strip, or tube before it is shipped to the customer. Currently, medical device applications represent some of the best opportunities for increasing the amount of value-added business. The kink-resistant and self-expanding properties of nitinol have made peripheral stenting an area of special interest, and stent components manufactured for Abdominal Aortic Aneurysms (AAA) in particular have become a significant driver of the Company's revenue. The market for stent components is very dynamic and rapidly changing, and the Company has found it difficult to accurately forecast demand for its stent components. Delays in products launches, uncertain timing on regulatory approvals, inventory adjustments by our customers, market share shifts between competing stent platforms and the introduction of next-generation products have all contributed to the variability in revenue generated by shipments of medical stent components.

Revenues decreased 14% to $7,519,000 in the third quarter of fiscal 2002 from $8,781,000 during the same period in fiscal 2001, a decrease of $1,262,000. This decrease is primarily a result of an approximately $2,500,000 decrease in revenue from shipments of a AAA medical stent component to a major customer of the company, which executed an inventory reduction program during the third quarter of fiscal 2002. In addition, the third quarter of fiscal 2001 was a particularly strong quarter for this product as the customer was in the midst of a product re-launch. The Company anticipates shipments to this same customer during the fourth quarter of fiscal 2002 to increase significantly from the level experienced during the third quarter as the customer rebuilds inventory and then to level off slightly in the first two quarters of fiscal 2003.

Offsetting this decrease was an increase in revenue from sales of other stent components of approximately $900,000 during the third quarter of fiscal 2002 from the same period in fiscal 2001. The major contributor to this increase was an increase in shipments of the next-generation stent components to the customer noted in the paragraph above. The Company anticipates growth in this product area during the next two quarters.

Revenue from sales of superelastic tube, utilized primarily in medical device components which are eventually incorporated by the Company's customers in neurological, orthopedic and embolic protection applications, increased by approximately $400,000 during the third quarter of fiscal 2002 from the comparable period in fiscal 2001. While none of these applications has the financial impact of the Company's AAA business, they represent an important source of revenue diversification and represent opportunities for continued growth.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) increased to $4,788,000 for the three months ended March 31, 2002 from $4,610,000 during the same three-month period in fiscal 2001.

This increase of $178,000, or 4%, is due primarily to additional costs associated with increased sales volume in the Company's eastern operation. In addition, several small product lines were shifted from the west coast operation to the east coast operation, and additional start-up costs were incurred in the east during the third quarter of fiscal 2002 that were not present in the third quarter of fiscal 2001. Additionally, there was a ramp-up in shipments in the east for a next-generation stent component that added additional costs during the third quarter of fiscal 2002 that were not present during the same quarter last fiscal year.

Shipments from the Company's west coast operation during the third quarter of fiscal 2002 were significantly lower than shipments during the fiscal third quarter 2001, due primarily to the reduction in shipments of medical stent components noted in the Revenue section above. The Company's west coast facility includes a relatively high level of fixed costs for rent and equipment related costs. In addition, because the Company anticipates activity in the west coast facility to increase over the next six month period, a decision was made to retain much of the skilled labor force. These two factors resulted in a continuing high level of costs in the west coast operation. Because of the foregoing, the Company's gross margin from sales decreased to 36% for the three month period ended March 31, 2002, from 48% in the comparable period in fiscal 2001.

General, selling and administrative expenses (including depreciation and amortization) decreased $479,000, or 16%, to $2,467,000 for the three months ended March 31, 2002, as compared to $2,946,000 during the same period of fiscal 2001. This decrease is primarily due to reduction in consulting and legal fees. The Company incurred research and development expenses relating to its own internal products as well as the development of future products of $708,000 for the three months ended March 31, 2002, as compared to $431,000 during the same period of fiscal 2001. Other expense decreased from $71,000 in the third quarter of fiscal year 2001 to $29,000 in the comparable period in fiscal year 2002, due primarily to a reduction in interest expense associated with a reduced level of borrowing. The provision for income taxes was adjusted for a favorable retroactive IRS tax ruling resulting in a tax benefit of ($8,000) for the three months ended March 31, 2002, a decrease of $15,000 as compared to the same period of fiscal 2001.

Net Income. Primarily due to the decrease in revenues and gross margin, offset in part by the decrease in general, selling and administrative expenses, the Company's net income decreased by $904,000, to $243,000 in the third quarter of fiscal 2002 compared to a net income of $1,147,000 for the same period in fiscal 2001.

Nine Months Ended March 31, 2002, compared to Nine Months Ended March 31, 2001.

Revenues. In the past several years, the Company has focused on increasing the amount of value-added products it provides to the marketplace, ie, products where additional processing is performed on basic nitinol wire, strip, or tube before it is shipped to the customer. Currently, medical device applications represent some of the best opportunities for increasing the amount of value-added business. The kink-resistant and self-expanding properties of nitinol have made peripheral stenting an area of special interest, and stent components manufactured for Abdominal Aortic Aneurysms (AAA) in particular have become a significant driver of the Company's revenue. The market for stent components is very dynamic and rapidly changing, and the Company has found it difficult to accurately forecast demand for its stent components. Delays in products launches, uncertain timing on regulatory approvals, inventory adjustments by our customers, market share shifts between competing stent platforms and the introduction of next-generation products have all contributed to the variability in revenue generated by shipments of medical stent components.

Revenues increased 9% to $23,717,000 in the first nine months of fiscal year 2002 from $21,765,000 during the same period in fiscal 2001, an increase of $1,952,000. Revenue from sales of superelastic tube increased approximately $2,900,000 from the nine month period ending March 31, 2002 to the nine month period ending March 31, 2001. This increase is due primarily to increased shipments of tube used in illiac and carotid stent applications as well as increased shipments of superelastic tube which are ultimately utililized in embolic protection and orthopedic applications. Revenue from sales of semi-finished wire decreased approximately $500,000 during this same period.

Revenue from sales of AAA stent components decreased approximately $200,000 for the nine month period ending March 31, 2002, compared to the nine month period ending March 31, 2001. This decrease is due primarily to inventory reduction programs put in place by a customer during the third quarter of fiscal 2002.

Revenue from sales of commercial and industrial products, including antenna wire, bra wire, and actuators decreased approximately $450,000 during the same period.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) decreased to $12,932,000 for the nine months ended March 31, 2002 from $14,261,000 during the same nine-month period in fiscal 2001. This decrease of $1,329,000 or 9% was primarily attributable to increased efficiencies resulting from both higher volume and improved operations in the Company's west coast operation during the first six months of fiscal 2002. During the first quarter of fiscal 2001, one of the Company's largest customers for medical device components temporarily suspended shipments of its product, and because the Company believed the suspension to be temporary in nature and decided to retain much of its skilled labor during the period of reduced shipments, the shipment suspension had a negative impact on manufacturing costs during this period. Because of all the foregoing, the Company's gross margin from sales increased to 45% for the nine month period ended March 31, 2002, from 34% in the comparable period in fiscal 2001.

General, selling and administrative expenses (including depreciation and amortization) decreased $5,353,000, or 41%, to $7,655,000 for the nine months ended March 31, 2002, as compared to $13,008,000 during the same period of fiscal 2001. This decrease is due primarily to the exclusion of $4,232,000 for a loss on disposal of subsidiary associated with the decision to sell Memry Europe, which was sold on February 8, 2001, and a reduction in salaries and related expenses in the sales and marketing department. The Company incurred research and development expenses relating to its own internal products as well as the development of future products of $1,981,000 for the nine months ended March 31, 2002, as compared to $1,286,000 during the same period of fiscal 2001. Other expense decreased from $319,000 in the first nine months of fiscal year 2001 to $105,000 in the comparable period in fiscal year 2002, due primarily to a reduction in interest expense associated with a reduced level of borrowing. The Company recorded a provision for income taxes of $284,000 for the first nine months of fiscal 2002, an increase of $254,000 as compared to the same period of fiscal 2001. This increase is due primarily to profitable operations for the nine-month period ended March 31, 2002, and the expiration of state tax loss carryforwards.

Net Income. Primarily due to the increase in gross margin and the decrease in general, selling and administrative expenses, resulting primarily from the exclusion of $ 4,232,000 for a loss on disposal of subsidiary associated with the decision to sell Memry Europe, the Company's net income increased by $8,594,000, to $2,741,000 for the first nine months of fiscal 2002 compared to a net loss of $5,853,000 for the same period in fiscal 2001.

(b) LIQUITY AND CAPITAL RESOURCES

At March 31, 2002, the Company's cash and cash equivalents balance was $1,305,000, an increase of $230,000 from $1,075,000 at the start of fiscal 2002. Cash provided by operations was $1,528,000 for the nine months ended March 31, 2002. Cash used in investing activities was $843,000 for the nine month period ending March 31, 2002, representing funds invested in property, plant and equipment. During the nine months ended March 31, 2002, cash used in financing activities totaled $455,000, due principally to the pay-down of the Company's revolver loan and note payable. Working capital at March 31, 2002, was $6,819,000, an increase of $4,377,000 from $2,442,000 at June 30, 2001.

In fiscal 2001 and the third quarter of fiscal 2002, ended on March 31, 2002, the primary capital requirement was to fund additions to property, plant and equipment.

On April 2, 2002, New England Partners exercised 200,000 warrants at a price of $0.853 per warrant, and 400,000 warrants at $1.19 per warrant, to purchase 600,000 shares of common stock of the Company. The Company received $646,600 from this transaction.

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

On June 30, 1998, the Company and Webster Bank entered into a Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement and related financing documents and agreements (the "Webster Facility"). Upon entering into the Webster Facility, the Company paid off all amounts outstanding under its prior credit facility with First Union National Bank. The Webster Facility (prior to the amendments described below) included a revolving loan, an equipment loan line of credit and a $500,000 term loan. The term loan is to be repaid in equal monthly installments of principal over its five-year term. The revolving loan provided for borrowings up to the lesser of (a) $3,000,000 or (b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and
(2) the lesser of $1,000,000 or 35% of eligible inventory. The revolving loan requires the payment of a commitment fee equal to 0.25% per annum of the daily-unused portion of the revolving loan. The equipment loan line of credit provides for equipment financing up to the lesser of $750,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. On June 30, 2000, the Company converted $1,250,000 from the equipment line of credit into a term loan. On June 30, 2001, the Company converted $250,000 from the equipment line of credit into a term loan.

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

On June 30, 2001, the Company and Webster Bank reached agreement on a second amendment to the Webster Facility. Under the terms of the second agreement, the revolving loan now provides for borrowings up to the lesser of (a) if the Availability Test (described below) is satisfied, an amount equal to the lesser of (i) $5,000,000 or (ii) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory or (b) if the Availability Test is not satisfied, an amount equal to the lesser of (i) $5,000,000 or (ii) an amount equal to the aggregate of (1) 80% of eligible accounts receivable plus (2) the lesser of $1,000,000 or 35% of eligible inventory, multiplied by (3) 75%. The Availability Test is satisfied if the Company has raised additional equity and long term debt on terms satisfactory to Webster. There is no provision for equipment loans under the revised agreement. The other major provisions of the agreement remain unchanged.

On December 27, 2001, the Company and Webster Bank reached an agreement on a third amendment to the Webster Facility. Under the terms of the third amendment which expires on December 31, 2003, the revolving loan now provides for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable and (2) 30% of eligible inventory up to 50% of the outstanding revolver balance. Several existing term loans totaling $1,728,490 were refinanced into a single term loan which is due December 31, 2005. The Webster Facility, as amended, includes an equipment loan line of credit that provides for equipment financing up to the lesser of $1,000,000 or 75% of the purchase price for eligible equipment through December 31, 2002. The equipment loan line of credit may be extended through December 31, 2003, at Webster Banks option. The other major provisions of the Webster Facility remain unchanged. At March 31, 2002, an aggregate amount of approximately $1,917,000 was outstanding under the Webster Facility. The Webster Facility is secured by substantially all the Company's assets.

Interest on the revolving loan and equipment line of credit is variable based on the euro rate as published in the Wall Street Journal. Interest on the outstanding term loan is at a fixed interest rate.

In addition, the Webster Facility contains various restrictive covenants, including, among others, limitations on encumbrances and additional debt, prohibition on the payment of dividends or redemption of stock (except in connection with certain existing put rights), restrictions on management/ownership changes, and required compliance with specified financial ratios.

On January 15, 2001, the Company and Medtronic AVE, Inc. signed an Advance Payment Agreement whereby Medtonic AVE, Inc. advanced the Company $1,000,000 to be repaid in ten equal installments of $100,000 beginning in March 2001. At Medtronic AVE, Inc.'s option, the installments may be repaid in immediately payable funds or by offsetting such installments against payables owed by the customer or its affiliates. No interest is due on these funds as long as the Company does not default on its obligations. Other terms and conditions apply. Amounts due the customer under the advance are withheld by Webster Bank from the eligible accounts receivable used in calculating the size of the Company's credit facility. As of December 31, 2001, this obligation has been paid in full.

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

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated ("CII"), currently the holder of both common stock and warrants of the Company, a "put" right if at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company's components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut (provided, however, that assets, revenues, employees, operations and bank accounts attributable to any entity acquired by the Company shall not be considered when determining if the Company has satisfied such requirements so long as such entity (1) was acquired in an arm's length transaction, (2) was not an affiliate of the Company and was not controlled by an affiliate of the Company prior to such acquisition, and (3) had been in existence and operating as a business for at least one year at the time of the acquisition). Upon CII's exercise of its put, the Company shall be obligated to purchase from CII all of the Company's common stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company's common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company by CII. Using $2.10 per share, which was the market price for the Company's common stock on May 8, 2002, as the put price per share, the aggregate put price that would have to be paid by the Company if the put were exercised by CII would be approximately $2.57 million. To the extent that the current market value of the Company's common stock exceeds $2.00 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company's liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to ensure that its operations do not move from Connecticut in a manner that would trigger CII's put.

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

In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Statement is effective for fiscal years beginning after December 15, 2001 and may not be retroactively applied to financial statements of prior periods. SFAS 142 requires that goodwill, including previously existing goodwill, and intangible assets with indefinite useful lives, should not be amortized but should be tested for impairment annually. Goodwill and intangible assets with indefinite useful lives will no longer be tested for impairment under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121)."

The Company adopted the provisions of SFAS 141 immediately. The Company has elected to early adopt SFAS 142. Therefore, effective July 1, 2001, all goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination are no longer being amortized and are evaluated for impairment under SFAS 142.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and information incorporated by reference may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this discussion--for example, product competition and the competitive environment--will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.

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

-our dependence on outside suppliers and manufacturers

-our exposure to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical products

-the ability to retain management

-business abilities and judgment of personnel

-availability of qualified personnel

-labor and employee benefit costs

-unanticipated economic impacts of the September 11, 2001 terrorist attack on the United States, any subsequent terrorists acts or of any related military action

ITEM 1. LEGAL PROCEEDINGS

On August 22, 2001, Robert J. Thatcher, a former Director of the Company and the Company's former President and Chief Operating Officer, filed a Complaint to Compel Arbitration against the Company in the Connecticut Superior Court, Judicial District of Danbury. In the complaint, Mr. Thatcher sought to force the Company to arbitrate a dispute arising out of his termination as an employee and officer of the Company. Such proceeding has been reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. A settlement was reached on January 28, 2002 whereby the Company made a cash payment to Mr. Thatcher in the amount of $25,000 and issued non-qualified options to purchase 75,000 shares of common stock expiring on January 31, 2005, with an exercise price of $1.20 per share. In addition, the terms of a note issued on August 29, 2000 by the Company to Mr. Thatcher as part of his compensation package were amended in connection with the settlement. Under the original terms of the note, which had been collateralized by Mr. Thatcher's personal residence, it was to be forgiven, providing certain terms were met, over a four year period. However, the note became due upon Mr. Thatcher's termination. The note has been amended such that $90,000 of the amount payable was forgiven and the remaining $110,000 of the amount of the note is payable on January 28, 2005, or at such time that the residence is sold, whichever occurs first. Further, under the terms of the settlement, Mr. Thatcher is entitled to continue to receive base salary payments through November 22, 2002 and a payment of $50,891 on or about September 27, 2002. Pursuant to the settlement, the case was dismissed on January 28, 2002.


ITEM 2. CHANGES IN SECURITIES

On January 31, 2002, the Company issued 75,000 non-qualified stock options to purchase common stock, exercisable at $1.20 per share, expiring on January 31, 2005, to Robert Thatcher, a former officer and director of the Company, as partial settlement for litigation filed against the Company. Such issuances were exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

On April 2, 2002, New England Partners exercised 200,000 warrants at a price of $0.853 per warrant and 400,000 warrants at $1.19 per warrant to purchase an aggregate of 600,000 shares of common stock of the Company. The Company received $646,600 from this transaction. The issuance of the shares of Common Stock upon exercise of the Warrants were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

On April 3, 2002, the Company issued 100,000 warrants to purchase common stock, half of which were exercisable at $1.25 per share and half of which were exercisable at $1.50 per share, to ipCapital Group Inc., as partial payment for services to assist the Company in developing its intellectual property. Such issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act . Upon successful completion of the total assignment and the achievement of specific milestones, the Company will issue up to an additional 50,000 warrants to purchase common stock.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number      Description of Exhibits

4.1 Nontransferable Nonqualified Stock Option Agreement, dated January 31, 2002, between the Company and Robert J. Thatcher.

4.2 Warrant No. 02-05 to Purchase Common Stock of the Company, dated April 3, 2002, issued to ipCapital Group Inc.

4.3 Warrant No. 02-06 to Purchase Common Stock of the Company, dated April 3, 2002, issued to ipCapital Group Inc.

10.1 Advance Payment Agreement, dated as of January 15, 2001, by and between Medtronic Ave, Inc. and the Company.

10.2 Settlement agreement and Mutual Release, dated as of January 28, 2002, by and between the Company and Robert J. Thatcher.

10.3 Amended and Restated Secured Promissory Note, dated January 28, 2002, by Robert J. Thatcher in favor of the Company.

10.4 Amended and Restated Statutory Form Mortgage Deed, dated January 28, 2002, granted by Robert J. Thatcher and Jayne M. Thatcher to the Company.


(b) REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Memry Corporation

Date: May 14, 2002                 /s/ James G. Binch
                                   ------------------
                                   James G. Binch
                                   CEO and Chairman

Date: May 14, 2002                 /s/ Robert P. Belcher
                                   ---------------------
                                   Robert P. Belcher
                                   Sr. Vice President - Finance & Administration
                                   Chief Financial Officer,
                                   Treasurer, and Secretary