Form 10-K/A
period 2001-06-30
MEMRY CORP
filed 2002-08-19
CIK 720896

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                Amendment No. 1

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

Part IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8K........................................ 17

Signatures........................................................................................................ 19


                                EXPLANATORY NOTE

     This Amendment No. 1 to the Annual Report on Form 10-K of Memry Corporation (referred to herein as "Memry" or the "Company") for the fiscal year ended June 30, 2001 is being filed to amend and restate in its entirety the Form 10-K filed on September 28, 2001 (the "Original Filing") to provide certain additional disclosures in response to comments received from the staff of the Securities and Exchange Commission (the "Staff") in connection with Staff's review of the Company's registration statement on Form S-3 filed on March 12, 2002.

     This Amendment No. 1 makes certain changes to Business (Item 1), Selected Financial Data (Item 6), Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7), the notes to the financial statements included in Financial Statements (Item 8) and Exhibits 10.39 and
10.40. There have been no changes to the Company's financial statements themselves.

     This report continues to speak as of the date of the Original Filing and the Company has not updated the disclosures in this report to speak of any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the Company's periodic reports filed with the Securities and Exchange Commission subsequent to the date of such reports.

                                     PART I.

ITEM 1.  BUSINESS

                                  INTRODUCTION

     Memry Corporation, a Delaware corporation incorporated in 1981, is an advanced materials company engaged in the business of developing, manufacturing and marketing semi-finished materials, formed components, and value-added sub-assembled products utilizing the properties exhibited by shape memory alloys, primarily those composed of Nickel Titanium ("nitinol"). The Company also provides engineering services to assist customers in the development of products based on the properties of shape memory alloys. The Company sells its products and services primarily to the medical device, telecommunications, aerospace and automotive industries.

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

                             PATENTS AND TRADEMARKS

In the last decade, the Company has received nine issuances of U.S. patents in fields of medical devices, automotive, valving mechanisms, sporting goods, and consumer products using shape memory alloys and related effects. These include recently issued U.S. patents on shape memory alloy sealing components for automotive and hydraulic applications as well as on pseudoelastic beta Ti alloys for eyewear, orthopedic, orthodontic and medical uses. There are an additional six applications in either pending or provisional status covering potential protection in eyewear, medical and oilfield related applications. The Company has foreign patents in force in various foreign countries covering some of its U.S. patents where the Company does business or where the Company otherwise determined to seek foreign patent coverage. The Company has also applied for patent protection in several foreign countries.

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

The Company cannot assure you that any patent will be issued as a result of its pending applications in any foreign country or any future applications in any foreign country or that, if issued, these patents will be sufficient to protect the Company's technology. The patent laws and laws concerning proprietary rights of some foreign countries may not protect the Company's patents or proprietary rights to the same extent as do the laws of the United States. This may make the possibility of piracy of the Company's technology and products more likely.

The Company cannot assure you that the steps it has taken to protect its patents will be adequate to prevent misappropriation of its technology. In addition, the Company cannot assure you that any existing or future United States or foreign patents will not be challenged, invalidated or circumvented, or that any patent granted will provide us with adequate protection or any competitive advantages.

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

ITEM 6.  SELECTED FINANCIAL DATA

(a) The following table sets forth selected consolidated financial data with respect to the Company for the five years ended on June 30, 2001, which were derived from the audited consolidated financial statements and notes of the Company and should be read in conjunction with them.


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

(b) The following table sets forth the quarterly unaudited financial data for the years ended June 30, 2001 and June 30, 2000.


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA
-------------------------------------------

                             FIRST      SECOND     THIRD     FOURTH    FISCAL
                             QUARTER    QUARTER    QUARTER   QUARTER   YEAR
NET SALES
           FY2001 .........   6,465      6,519      8,781     8,148    29,913
           FY2000 .........   4,891      6,134      7,237     8,735    26,996

GROSS PROFIT
           FY2001 .........   1,201      2,132      4,171     3,999    11,503
           FY2000 .........   1,665      2,194      3,000     4,041    10,899

NET INCOME (LOSS)
           FY2001 .........  (1,797)   (5,203) (a)  1,147     1,164    (4,689)
           FY2000 .........    (482)       154        603       834     1,109

BASIC EARNINGS (LOSS) PER SHARE
           FY2001 .........   (0.08)     (0.24)      0.05      0.05     (0.21)
           FY2000 .........   (0.02)      0.01       0.03      0.04      0.05

DILUTED EARNINGS (LOSS) PER SHARE
           FY2001 .........   (0.08)     (0.24)      0.05      0.05     (0.21)
           FY2000 .........   (0.02)      0.01       0.03      0.04      0.05

-----------------
(a) = Includes the impairment charge for the sale of Europe which is more fully described in the 10-Q for the quarter ended December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

Years ended June 30, 2001 and June 30, 2000

     Revenues. In the past several years, the Company has focused on increasing the amount of value-added products it provides to the marketplace, i.e., products where additional processing is performed on basic nitinol wire, strip, or tube before it is shipped to the customer. Currently, medical device applications represent some of the best opportunities for increasing the amount of value-added business. The kink-resistant and self-expanding properties of nitinol have made peripheral stenting an area of special interest, and stent components manufactured for Abdominal Aortic Aneurysms (AAA) in particular have become a significant driver of the Company's revenue. The market for stent components is very dynamic and rapidly changing, however, and the Company has found it difficult to accurately forecast demand for its stent components. Delays in product launches, uncertain timing on regulatory approvals, inventory adjustments by our customers, market share shifts between competing stent platforms and the introduction of next-generation products have all contributed to the variability in revenue generated by shipments of medical stent components.

     Revenues increased 10.8% for the fiscal year ended June 30, 2001, to $29,913,000 from $26,996,000 for the fiscal year ended June 30, 2000, a net increase of $2,917,000. For the past several years the Company has focused on increasing the amount of value-added products it provides to the marketplace, ie products where additional processing is performed on basic nitinol wire, strip, or tube before it is shipped to the customer. Currently, medical device applications represent some of the best opportunities for increasing the amount of value added business. The kink-resistant and self-expanding properties of nitinol have made peripheral stenting a particular attractive market for the Company at this time, and the increase in revenue of approximately $4,600,000 from sales of medical stent components from fiscal 2000 to fiscal 2001 was a result of that focus. Increased sales of tube-based stent components accounted for the majority of the increase noted above, although revenue from sales of wire-based stent components also increased.

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

     In August 2000, the Company announced that Medtronic AVE, one of its major customers, had temporarily suspended orders for stent components. This suspension had the effect of reducing revenue in the first half of fiscal 2001 by approximately $1,000,000 from the anticipated level prior to the suspension. Shipments resumed in the months immediately following the resumption of orders at a higher rate than prior to the suspension in order to allow the customer to rebuild its inventory position.

     In looking forward to fiscal year 2002, the Company has found that the market for stent components is very dynamic and rapidly changing, and it is difficult to accurately forecast demand for these products. Delays in product launches, uncertain timing of regulatory approvals, inventory adjustments by our customers, market share shifts between competing stent platforms and the introduction of next-generation products have all contributed to the variability in revenue generated by shipments of medical stent components.

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

On January 15, 2001, the Company and Medtronic AVE signed an Advance Payment Agreement whereby the customer advanced the Company $1,000,000 to be repaid in ten equal installments of $100,000 beginning in March, 2001. At the customer's option, the installments may be repaid in immediately payable funds or by offsetting such installments against payables owed by the customer or its affiliates. No interest is due on these funds as long as the Company does not default on its obligations. Other terms and conditions apply. Amounts due the customer under the advance are withheld by Webster Bank from the eligible accounts receivable used in calculating the size of the Company's credit facility.

The Company has in the past grown through acquisitions (including the acquisition of Wire Solutions, Memry Europe (which was subsequently sold when the Company decided to direct resources away from the commercial and industrial markets, for which Memry Europe manufactured products, and instead refocused the Company's assets and efforts on medical markets) and Raychem Corporation's nickel titanium product line). As part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company's existing businesses. The Company intends to use available cash from operations and authorized but unissued common stock to finance any such acquisitions. The Company does not currently, however, contemplate any material acquisitions for fiscal 2002.

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

Impairment of assets
--------------------

The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. The Company measures impairment by comparing the asset's estimated fair value to its carrying amount. The estimated fair value of these assets is based on estimated future cash flows to be generated by the assets, discounted at a market rate of interest.

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

Note 5.  Property, Plant and Equipment

Property, plant and equipment at June 30, 2001 and 2000, is summarized as follows:

                                                                                     2001            2000
                                                                             ---------------------------------

                    Land and building                                          $         --    $    483,000
                    Furniture and fixtures                                        1,034,000       2,196,000
                    Tooling and equipment                                         8,824,000       8,145,000
                    Leasehold improvements                                        2,221,000         588,000
                                                                             ---------------------------------
                                                                                 12,079,000      11,412,000
                    Less accumulated depreciation and amortization                4,819,000       3,908,000
                                                                             ---------------------------------
                                                                               $  7,260,000    $  7,504,000
                                                                             =================================

Note 6.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2001 and 2000 are summarized as follows:

                                                                                     2001            2000
                                                                             ---------------------------------

                    Accounts payable                                            $   985,000    $  1,604,000
                    Accrued expenses - other                                      1,625,000       2,069,000
                    Accrued Bonuses                                                 550,000         636,000
                    Accrued Vacation Pay                                            377,000         340,000
                    Accrued Severence                                               587,000         319,000
                                                                             ---------------------------------
                                                                                $ 4,124,000    $  4,649,000
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

The carrying amounts of these financial instruments approximates fair value. The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

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

In accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", transactions involving the issue of equity instruments to other than employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments is more reliably measurable, that value is calculated using the fair value option-pricing model.

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

Note 16. Severance

During the fourth quarter of the year ended June 30, 1999, the Company terminated 6 employees and thereafter entered into various severance agreements with such employees. These employees held management positions while employed at the Company. For the year ended June 30, 1999, $784,000 was charged to operations and is included in accrued expenses at June 30, 1999 in the accompanying consolidated financial statements relating to these benefits. Payments charged to this liability through June 30, 2001 total $698,000 leaving a remaining obligation of $86,000.

During the fourth quarter of the year ended June 30, 2001, the Company announced the termination of Robert J. Thatcher as president and chief operating officer. In connection with Thatcher's termination, the Company has accrued severance and related costs of $522,000 of which $21,000 was paid, leaving a remaining obligation of $501,000 at June 30, 2001. The total severance liability at June 30, 2001 as presented in Note 6 is $587,000.

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

                  (2)      Financial Statement Schedules:  None

     (b)     Reports on Form 8-K

             None

     (c)     Exhibits

                                  EXHIBIT INDEX

  Exhibit
   Number                                               Description of Exhibit
   ------                                               ----------------------
      3.1   Certificate of Incorporation of the Company, as amended                                                          (13)
      3.2   By-Laws of the Company, as amended                                                                                (5)
      3.3   Amendment Number 1 to By-Laws of the Company, as amended                                                          (9)
      4.1   Form of Warrant to Purchase Common Stock for private equity
            placement completed on January 31, 2001                                                                          (14)
     10.1   Lease Agreement, dated January 24, 1991 between the Company and Brookfield Commerce
            relating to 57 Commerce Drive, Brookfield, CT                                                                     (1)
     10.2   Employee Non-Disclosure agreement, dated as of October 18, 1994, between the Company and
            James G. Binch                                                                                                    (2)
     10.3   Convertible Subordinated Debenture Purchase Agreement, dated as of December 22, 1994,
            between the Company and CII                                                                                       (5)
     10.4   First Amendment to Convertible Subordinated Debenture Purchase Agreement, dated October
            11, 1995, between the Company and CII                                                                             (3)
     10.5   First Addendum to Stock Subscription Warrant (re: Warrant No. 94-4), dated October 11, 1995,
            made by the Company and agreed to by CII                                                                          (3)
     10.6   First Addendum to Stock Subscription Warrant (re: Warrant No. 94-5), dated October 11, 1995,
            made by the Company and agreed to by CII                                                                          (3)
     10.7   Second Amendment to Convertible Subordinated Debenture Purchase Agreement, dated as of
            June 28, 1996, between the Company and CII                                                                        (5)
     10.8   Amended and Restated Class I Warrant Certificate (Warrant Certificate No. 94-4A) issued by
            the Company to CII                                                                                                (5)
     10.9   Amended and Restated Class II Warrant Certificate (Warrant Certificate No. 94-5A) issued by
            the Company to CII                                                                                                (5)
    10.10   Sublease, dated as of June 28, 1996, between the Company and Raychem Corporation                                  (4)
    10.11   Amendment to Lease Agreement between the Company and Brookfield Commerce relating to
            57 Commerce Drive, Brookfield, CT                                                                                 (5)
    10.12   Employee Agreement on Inventions and Patents, between the Company and James G. Binch                              (5)
    10.13   Memry Corporation Stock Option Plan, as amended                                                                   (6)
    10.14   Form of Nontransferable Incentive Stock Option Agreement under the 1994 Plan                                      (6)
    10.15   Form of Nontransferable Non-Qualified Stock Option Agreement under the 1994 Plan                                  (6)
    10.16   Amended and Restated Time-Lock Supply Agreement, dated as of February 19, 1997, and
            effective as of December 20, 1996, between the Company and Raychem Corporation                                    (7)
    10.17   Memry Corporation's 1997 Long Term Incentive Plan, as Amended                                                     (8)
    10.18   Form of Nontransferable Incentive Stock Option Agreement under the 1997 Plan                                      (8)
    10.19   Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement, dated June
            30, 1998, between the Company and Webster Bank                                                                    (9)


  Exhibit
   Number                                               Description of Exhibit
   ------                                               ----------------------
    10.20   Term Loan Note, dated June 30, 1998, by the Company in favor of Webster Bank in principal
            amount of $500,000                                                                                                (9)
    10.21   Amendment of Sublease, dated March 26, 1998, between Raychem Corporation and the
            Company                                                                                                           (9)
    10.22   Stock Purchase Agreement, dated October 30, 1998, by and among Memry Holdings, S.A. and
            the Shareholders of Advanced Metals and Technologies, N.V.                                                       (10)
    10.23   Separation Agreement dated as of August 17, 1999, between the Company and William H.
            Morton                                                                                                           (11)
    10.24   Letter Agreement, dated February 2, 1999, from the Company to James L. Proft                                     (11)
    10.25   Letter Agreement, dated July 12, 1999, from the Company to Tom Carey                                             (11)
    10.26   Loan Agreement, dated September 16, 1999, between Swissmetal and the Company                                     (12)
    10.27  Amendment Agreement, dated November 30, 1999, between the Company and Webster Bank                                (12)
    10.28  Amended and Restated Revolving Loan Note, dated November 30, 1999, by the Company in
           favor of Webster Bank                                                                                             (12)
    10.29  Amended and Restated Equipment Loan Note, dated November 30, 1999, by the Company in
           favor of Webster Bank                                                                                             (12)
    10.30  Agreement, dated as of December 17, 1999, among Memry Holdings, S.A., the Company and
           G.I.M.V.                                                                                                          (12)
    10.31  Employment Agreement, dated as of January 1, 2000, between the Company and Robert J.
           Thatcher                                                                                                          (13)
    10.32  Employment Agreement, dated as of January 1, 2000, between the Company and Robert P.
           Belcher                                                                                                           (13)
    10.33  Employment Agreement, dated as of January 1, 2000, between the Company and Joe
           Pasqualucci                                                                                                       (13)
    10.34  Employment Agreement, dated as of January 1, 2000, between the Company and James G.
           Binch                                                                                                             (13)
    10.35  Sales Agency Agreement, dated January 20, 2000, between the Company and Tyco
           Electronics                                                                                                       (13)
    10.36  Sublease, dated February 3, 2000, by and between the Company and Pacific Financial
           Printing                                                                                                          (13)
    10.37  Form of Securities Purchase Agreement for third party European investors used in private
           equity placement completed on January 31, 2001                                                                    (14)
    10.38  Form of Securities Purchase Agreement for officers and directors of Memry Corporation used
           in private equity placement completed on January 31, 2001                                                         (14)
    10.39  Lease, dated February 8, 2001, between Berkshire Industrial Corporation and the Company                           (15)
    10.40  Business Park Lease, dated August 27, 2001, between 4065 Associates, L.P. and the Company, together with Agreement to Defer Certain Work, dated August 27, 2001, by and between 4065
           Associates, L.P. and the Company                                                                                  (15)
    10.41  Second Amendment Agreement, dated as of June 30, 2001, between the Company and Webster Bank                       (16)
    10.42  Final Converted Equipment Loan Note, dated July 1, 2001, by the Company in favor of Webster Bank                  (16)
     21.2  Information regarding Subsidiaries                                                                                (16)
     23.1  Consent of McGladrey & Pullen, LLP                                                                                (15)

----------
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.
(3) Incorporated by reference to the Company's Annual Report on Form
     10-KSB for the fiscal year ended June 30, 1995.
(4) Incorporated by reference to the Company's Current Report on Form 8-K filed July 15, 1996.
(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, as amended.
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1996.
(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, as amended.
(8) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1997.
(9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.
(10) Incorporated by reference to the Company's Current Report on Form 8-K filed November 12, 1998.
(11) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.
(12) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1999.
(13) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.
(14) Incorporated by reference to the Company's Quarterly Report on Form 1O-Q for the fiscal quarter ended December 31, 2000.
(15) Filed herewith.
(16) Previously filed.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MEMRY CORPORATION

Date: August 19, 2002



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



                        Signature                              Title                         Date
                        ---------                              -----                         ----
                 /s/ JAMES G. BINCH                           Director                   August 19, 2002
-----------------------------------------------------------
                   James G. Binch

              /s/ KEMPTON J. COADY, III                       Director                   August 19, 2002
-----------------------------------------------------------
                Kempton J. Coady, III

                  /s/ JACK HALPERIN                           Director                   August 19, 2002
-----------------------------------------------------------
                    Jack Halperin

              /s/ W. ANDREW KRUSEN, JR                        Director                   August 19, 2002
-----------------------------------------------------------
                W. Andrew Krusen, Jr.