Form 10-K
period 2002-06-30
MEMRY CORP
filed 2002-09-30
CIK 720896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-14068
Memry Corporation
(Exact Name of Registrant as specified in its charter)

Delaware	06-1084424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Berkshire Blvd., Bethel, CT	06801
(Address of principal executive offices)	(Zip Code)

Registrant telephone number, including area code (203) 739-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $32,633,000 million on September 26, 2002 based upon the closing trade price on that date.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held in December, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Memry Corporation
For The Year Ended June 30, 2002

PART I.

ITEM 1.     BUSINESS

INTRODUCTION

Memry Corporation (referred to herein as “Memry” or the “Company”) was incorporated in 1981. Memry provides design, engineering, development and manufacturing services to the medical device and other industries using the Company’s proprietary shape memory alloy technologies. Medical device products include stent components, catheter components, guidewires, laparoscopic surgical sub-assemblies and orthopaedic instruments. The Company’s commercial and industrial businesses produce semi-finished materials and components. The Company also provides engineering services to assist customers in the development of products based on the properties of shape memory alloys.

The Company conducts its operations from its two operating facilities located in Bethel, Connecticut, and Menlo Park, California. The Company’s principal executive offices are located at 3 Berkshire Blvd., Bethel, Connecticut 06801, and its telephone number at such address is (203) 739-1100.

TECHNOLOGY

Shape memory alloys (“SMAs”) are advanced materials which possess the ability to change their shape in response to thermal and mechanical changes, and the ability to return to their original shape following deformations from which conventional materials cannot recover. These abilities result from the transformation of the crystalline structure of the SMA in reaction to thermal and mechanical changes. As a result of the crystalline structure changes, SMAs are also able to produce forces many times greater than those produced by conventional materials.

The major defining properties of the SMAs with which the Company works are “superelasticity” and “thermal shape memory.” The mechanical properties that can be engineered into nitinol-based devices permit innovative product designs that presently would be difficult or impossible to replicate with other materials. Unlike ordinary metal, certain SMAs are capable of fully recovering their shape after being deformed as much as six to eight percent, and of performing this recovery on a repeated basis. This is more than ten times the recovery ability of ordinary metals. This “superelasticity” feature has applications for surgical instruments and devices, orthodontic apparatus, cellular telephone antennae, and other devices. Thermal recovery applications typically involve instances where a device is controlled or actuated in response to a pre-determined thermal change. Examples of such uses include heat activated coupling or sealing devices, valve actuation systems, and thermally actuated mechanical systems. The majority of today’s commercial applications involve the use of the materials’ “superelastic” properties.

MARKETS

Medical Device Industry.    Although the Company has expertise in a variety of SMAs, the Company utilizes primarily the superelastic characteristic of nitinol for medical device applications. The value of nitinol’s superelastic characteristics in the medical device sector is its ability to provide ease of access and delivery of sophisticated medical devices. In addition, nitinol is kink resistant, exerts a constancy of force, is biocompatible (non-toxic) and is non-ferromagnetic, thereby allowing the use of magnetic resonance imaging (MRI) on patients with nitinol-based implants. Because of these unique characteristics, nitinol is becoming integral to the design of a variety of new medical products, notably for peripheral vascular and non-vascular stents, guidewires and catheters.

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

Stents, especially those used in the treatment of coronary artery disease, have emerged as one of the fastest growing segments of the medical device market. Stents are used increasingly as adjuncts or alternatives to a variety of medical procedures because it is believed they are beneficial to overall patient outcome and may, over time, reduce total treatment costs. From its infancy in 1990, the stent market has grown to estimated worldwide sales of approximately $3.0 billion in 2001.

Approximately 85% of the coronary stents currently manufactured are stainless steel and require deployment through the expansion of a balloon on a catheter-based delivery system with a second balloon frequently used to further expand the stent. However, the majority of stents currently in clinical development for peripheral applications, such as abdominal aortic aneurysm stent grafts and carotid, vascular and illiac stents employ nitinol. The physical properties of nitinol allow placement of stents manufactured with this metal to be self-expanding and avoid balloon occlusion of the vessel during placement.

Memry currently produces both the wire and tubing that is used to fabricate guidewires, catheters and stents, and increasingly provides completed stent structures to medical device companies, as well as other surgical and diagnostic instrument assemblies. In fiscal 2002, sales to medical device companies accounted for approximately 90% of revenue.

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

Examples of such products the Company currently provides to these markets include sealing devices, actuators, fasteners and cellular phone antennae. Memry currently sells heat actuated sealing devices used in diesel engine fuel injection systems to maintain air pressure. Fasteners are products that also employ the characteristics of shape memory to hold or couple two pieces of wire and/or metal together. A superelastic nitinol wire is sold as the element wire in retractable antennae for portable cellular telephones. It has superior durability and quickly recovers its straight shape when bending stresses are removed. The superelasticity effect helps to avoid kinking and deformation. Non-medical sector sales accounted for approximately 10% of fiscal 2002 revenues.

OPERATIONS

The Company conducts its business through two manufacturing locations: Menlo Park, California and Bethel, Connecticut. During fiscal 2001, the Company sold its Belgium facility, comprised of the Belgian corporation formerly known as Advanced Materials and Technologies, N.V., which was acquired by Memry in October 1998.

Located in Menlo Park, California, the western facility produces semi-finished SMAs in three basic forms: wire, strip and tube. This facility also provides added value to its tubular product through laser processing, shape setting and polishing procedures resulting in the delivery of finished stent components, as well as certain other value-added activities.

Memry’s eastern manufacturing operations, located in the same facility as the Company’s corporate headquarters in Bethel, Connecticut, are engaged in the production of formed components and of value-added sub-assemblies, predominantly based on wire and strip-based SMAs. In 1999, the eastern operations became involved in the fabrication and supply of microcoil and guidewire components utilized in medical procedures through the Company’s acquisition of the assets of Wire Solutions, Inc. of Wrentham, MA in March 1999. These assets have been integrated with the Company’s eastern facility. During May, 2001, the Company moved its headquarters and eastern manufacturing operations from Brookfield, CT to Bethel, CT, into a facility described in Item 2 below.

On October 31, 1998, the Company acquired all of the outstanding shares of Advanced Materials and Technologies, N.V. (“AMT”), located in Herk-de-Stad, Belgium. Founded in 1989, AMT, renamed Memry Europe, N.V., specialized in the development and supply of both Nickel Titanium and other shape memory alloy semi-finished products, principally wire products used in the commercial and industrial markets served by the Company’s U.S. operations. On February 8, 2001, following a thorough business and strategic review, the Company sold Memry Europe in a transaction described in “Liquidity and Capital Resources” below.

PRODUCTS AND SERVICES

Semi-Finished Materials.    Raw nitinol material from specialty alloy suppliers is processed into various shapes and sizes and referred to as “semi-finished” materials. These materials, characterized generally as wire, strip or tubing, are sold to customers in standard configurations, processed further to meet specific customer specifications, or serve as the starting material for the formed components produced by the Company.

Wire.    Memry’s nitinol wire products are sold as standard products, available in a variety of sizes, produced in non-standard sizes, to meet specific customer requirements, and used as the precursor to a formed component. Memry produces wire with a diameter ranging from .004 to .250 inches. In addition, the Company may apply a variety of finishing techniques, depending on customer specifications, including such steps as polishing or coating. Applications for the Company’s wire products include cellular phone antennae, guidewires, endodontic files and needles.

Strip.    The Company’s nitinol strip is sold in standard dimensions, as well as custom sizes as specified by the customer. Memry produces strip with a thickness ranging from .001 to .01 inches and a width ranging from five to twenty times the thickness. The majority of the strip product, however, serves as the starting material for formed components made by Memry. Example applications include the strip sold to original equipment manufacturers (“OEMs”) for wrapping around catheters for reinforcement of drainage catheters and biopsy forceps.

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

Sub-Assemblies.    Memry manufactures and sells value-added sub-assemblies to OEMs, principally in the medical device field. This comprises taking the semi-finished materials and/or formed components produced by Memry and combining or assembling them with other products that have been outsourced by Memry to form a larger component or “sub-assembly” of the OEMs’ finished product. Memry combines its SMA expertise with additional manufacturing and process knowledge and third-party supply chain management to cost-effectively produce a sub-assembled product for OEMs. The single largest portion of Memry’s eastern business is selling assemblies and components to United States Surgical (“USS”), a division of Tyco Medical, and other medical industry OEMs. The primary item sold by Memry to USS is a SMA sub-assembly used by USS for endoscopic instrument. The use of superelastic SMAs allows the instruments to be constrained outside the body, inserted into the body in its constrained form through small passages, to then take a different shape while inside the body, and then to return to its constrained shape for removal. The primary value-added product produced by the Company’s Menlo Park operations are finished stent rings utilized by Medtronic AVE in their AneuRx AAA stent graft product.

Engineering Services.    Memry is engaged in reimbursable development projects in which the Company designs, manufactures and sells prototype components and products to customers. Memry is currently working on a number of programs to develop SMA components for OEM customer’s products. The Company will accept customer-sponsored development contracts when management believes that the customer is likely to order a successfully developed component or product in sufficient quantity to justify the allocation of the engineering resources necessary. Generally under such programs, the identity of the customer is confidential; the data, inventions, patents and intellectual property rights which specifically relate to the SMA component are either owned by the customer, or, in several instances, shared between the Company and the customer; and data, inventions, patents, and intellectual property rights pertaining to the SMA technology that do not specifically relate to the customer’s product are owned by the Company.

STRATEGY

The Company’s strategy has three components: to further Memry’s leadership position in the provision and processing of SMAs; to expand vertically in the medical device industry by providing additional engineering, component and sub-assembly services; and to leverage the Company’s strong customer base by offering additional complementary advanced material technology expertise and products. This strategy is complemented by increased emphasis being placed on advancing the Company’s technological base through development of new intellectual property associated with both superelastic alloys and unique methods of processing for specific applications.

Shape Memory Alloys.    Memry’s core business remains focused on its expertise in shape memory alloys, specifically nitinol, with the objective of sustaining growth in both the medical and non-medical markets. Because of the innovative nature of the medical device industry, however, the Company has found the return on invested development resources to be most attractive in the medical device sector. The Company therefore focuses the majority of its engineering and manufacturing expertise on the development of products for the medical device markets, where the properties provided by SMAs provide significant performance advantages or, in many cases, represent the enabling component of the medical device.

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

In order to continue to advance the Company’s leadership position in SMAs, the Company continues to implement the following initiatives:

Continued Advancements in Processing Expertise and Quality Assurance.    Nitinol is a non-linear material, which makes it a very difficult material to process. Memry believes that one of its competitive advantages is its ability to effectively process this material. One of these processes is the production of tubes used primarily in the production of stents. The Company believes that this process, proprietary to the Company, will provide Memry with an advantage over competitors with regard to product quality and cost for selected products when it is fully implemented. Memry has underway a number of process enhancement initiatives designed to enhance both the current manufacturing processes and Memry’s competitive position, some of which will result in new patent applications. Because many of the materials produced by Memry are used in medical devices, the product quality requirements placed on Memry by its customers are high. Both of Memry’s U.S. manufacturing facilities are ISO 9001:1994 certified.

Increase in Manufacturing Capacity.    To meet growing demand, particularly in the medical device market for the production of nitinol stents and other components, the Company has committed to optimizing the manufacturing efficiency of its current facilities and expects to invest between $1.5 million and $2.5 million in capital equipment and facility improvements in fiscal 2003.

Restructuring of Manufacturing Operations.    To accommodate the growing capacity requirements of the Company’s core medical OEM customer business, and to increase the efficiency of operation, the Company will continue to analyze the optimum manufacturing strategy for the Company, including which Memry facility should house each operation and what role outsourcing will play in overall operations. All critical technology development will be coordinated by the Company’s Office of Technology, located in Connecticut.

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

In order to expand on this “fully-integrated” service concept, the Company has implemented the following:

Increase in Engineering Service Capabilities.    Memry possesses significant expertise in the characterization and performance of various SMAs. This expertise is often critical in the design of medical devices. Although Memry has in the past actively participated in the design of OEM customer products, the Company has a program to clearly characterize and communicate to customers both the Company’s capabilities and the terms and conditions under which the Company will contract to assist existing and potential customers through these services. In addition, it has increased the scope of service to the medical device market by adding sophisticated surface chemistry treatments.

Processing of Additional Formed Components.    Over the past several years, the Company has taken advantage of additional opportunities in the market to increase its business of processing semi-finished material into formed components. While the Company will continue to seek out new opportunities for such formed components, in FY2003 the Company anticipates that it will focus its resources to a somewhat greater extent on seeking additional customers for existing component concepts and new opportunities for its semi-finished material.

MARKETING AND SALES

Sales to Raychem.    In 1996, in connection with the acquisition by Memry of its West coast facility from Raychem Corporation (the “Raychem Acquisition”), Memry and Raychem entered into a Private Label/Distribution Agreement pursuant to which Raychem was made Memry’s exclusive distributor for the product line acquired by Memry in certain specified fields of use for an initial term of five years. Sales by the Company to certain customers, including United States Surgical Corporation, were excluded from the scope of this Agreement, as were any future sales for all medical implant and certain consumer recreational applications. In February 2000, Memry and the Raychem division of Tyco International entered into a Sales Agency Agreement in order to replace the original agreement between the two parties. Under the revised agreement, all medical applications were marketed and sold directly by Memry’s internal sales and marketing organization. At the same time, Memry retained Raychem to be its exclusive sales agent for all industrial and commercial applications served by the Company, including sales to the orthodentia and endodentia markets. Industrial and commercial sales handled by Raychem under the agreement are reported as gross sales, with commission due Raychem treated as ordinary sales expense. The Company is currently in negotiations with Raychem regarding the possible termination of this agreement.

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

Personnel.    The Company currently has 8 sales and marketing personnel, of which 5 operate primarily from headquarters, 2 operate primarily from California, and 1 is the manager for the overall activity.

Material Customers.    The Company’s largest customers are Medtronic, Tyco, and Guidant, accounting for approximately 38%, 22% and 12% of the Corporation’s total revenue in fiscal year 2002. No other customer accounted for more than 10% of total revenue.

SOURCES OF SUPPLY

The principal raw material used by the Company is SMAs.    The Company obtains its SMAs from two principal sources: Teledyne Wah Chang, of Albany, Oregon and Special Metals Corporation, of New Hartford, New York. The Company expects to be able to continue to acquire shape memory alloys in sufficient quantities for its needs from these suppliers. In addition, if the Company was, for whatever reason, not able to secure an adequate supply of SMAs from these suppliers, the Company believes that other sources exist that would be able to supply the Company with sufficient quantities of SMAs, although the Company could suffer some transitional difficulties if it had to switch to such alternative sources.

While the Company also relies on outside suppliers for its non-SMA components of sub-assembled products, the Company does not anticipate any difficulty in continuing to obtain non-SMA raw materials and components necessary for the continuation of the Company’s business.

COMPETITION

The Company faces competition from other SMA processors, who compete with the Company in the sale of semi-finished materials (primarily with the Company’s California operation) and formed components (with Memry’s Connecticut and California operations). There are several major U.S., European and Japanese companies engaged in the supply or use of SMAs, some of which have substantially greater resources than the Company. Within the U.S., the two major SMA suppliers to both the Company and the industry as a whole are Teledyne Wah Chang and Special Metals Corporation. Each of these companies has substantially greater resources than the Company and could determine that it wishes to compete with the Company in the Company’s markets. Special Metals has in fact become a competitor of the Company for semi-finished wire and strip materials. Japanese competitors include Furakawa Electric Co. and Daido, both of which produce SMAs and sell to users in Japan and internationally. The principal European competitors are Memometal, a private French company, Minitubes SA, a private French Nitinol tube supplier, and G. Rau/EuroFlex, a German company with ties to NDC (see below). In addition, AMT (formerly Memry Europe) is a competitor. However, pursuant to the License and Supply Agreement between Memry and AMT, the parties agreed that AMT has the rights to use certain of our technology only in Europe and Asia, while we have retained such rights elsewhere. The Company believes that Cordis/Johnson and

Johnson, through its subsidiary Nitinol Devices and Components Company (NDC), is the next largest competitor, followed by Shape Memory Alloy Applications, Inc., recently acquired by Johnson Matthey Inc.

The Company intends to compete, and advance its position, based primarily on its manufacturing capabilities, its proprietary intellectual property positions, its knowledge of the processing parameter of the alloys, and unique design and assembly capabilities, particularly in the medical device field. While price and production capability are obviously important, the Company believes that it competes principally on its technological capabilities and its ability to assist customers in the design process and bringing new products quickly to market.

PATENTS AND TRADEMARKS

In the last decade, the Company has received nine issuances of U.S. patents in fields of medical devices, automotive, valving mechanisms, sporting goods, and consumer products using shape memory alloys and related effects. These include recently issued U.S. patents on SMA sealing components for automotive and hydraulic applications as well as on pseudoelastic beta Ti alloys for eyewear, orthopedic, orthodontic and medical uses, trade-named “Flexium”. There are an additional seven applications in either pending or provisional status covering potential protection in eyewear, medical and oilfield related applications. The Company has foreign patents in force in various foreign countries covering some of its U.S. patents where the Company does business or where the Company otherwise determined to seek foreign patent coverage. The company has also applied for patent protection in several foreign countries.

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

While these acquired patents in no way dominate the entire field of shape memory metals, they do provide the Company with some competitive advantages in the covered uses. In addition, notwithstanding the Company’s acquisition of these patents and patent applications as part of the Raychem Acquisition, under certain circumstances the Company is required to license the acquired intellectual property back to Raychem for specified uses. For example, (i) upon the termination of the Company’s Sales Agency Agreement with Raychem, Raychem will have a non-exclusive perpetual license to utilize these patents to sell products within specified fields of uses for a specified royalty, and (ii) Raychem has a non-exclusive, transferable perpetual license to utilize these patents in connection with certain intellectual property relating to the medical products market that was not acquired by the Company as part of the Raychem Acquisition. The Company believes that this latter license has been transferred to Medtronic, Inc., a medical products manufacturer (and a customer of the Company), when Medtronic purchased this “excluded” (from the Raychem Acquisition) intellectual property from Raychem during fiscal 1997. The Company also has various other patents and trademarks which, while useful, are not individually material to the Company’s operations.

The Company’s patent rights do not dominate the field of SMA utilization and the Company does not have specific patent protection for its most important present products or product components. The Company’s patent rights obviously do not dominate any specific fields in which the Company sells products. The Company does believe, however, that various patents provide it with advantages in the manufacture and sale of different products, and that its know-how relating to various SMAs provides the Company with a competitive advantage.

While a U.S. patent is presumed valid, the presumption of validity is not conclusive, and the scope of a patent’s claim coverage, even if valid, may be less than needed to secure a significant market advantage. Gaining effective market advantage through patents can require the expense, uncertainty and delay of litigation. Although the Company’s technical staff is generally familiar with the SMA patent environment and has reviewed patent searches when considered relevant, the Company has not requested any legal opinion to determine whether any of its current or contemplated products would infringe any existing patents.

The Company cannot assure you that any patent will be issued as a result of its pending applications in any foreign country or any future applications in any foreign country or that, if issued, these patents will be sufficient to protect the Company’s technology. The patent laws and laws concerning proprietary rights of some foreign countries may not protect the Company’s patent or proprietary rights to the same extent as do the laws of the United States. This may make the possibility of piracy of the Company’s technology and products more likely.

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

RESEARCH AND DEVELOPMENT

During fiscal 2002, the Company spent approximately $2,417,000 on “pure” research and development (i.e., research and development done by the Company at its own cost for purposes of developing future products). In comparison, the Company spent approximately $1,699,000 and $1,498,000 during fiscal years 2001 and 2000 respectfully on “pure” research and development. The Company anticipates modest increases in the amount of “pure” research and development that it undertakes as the Company’s growth continues.

In addition, the Company spent approximately $636,000 during fiscal 2002 on “funded” research contributing to the development of SMA components pursuant to customer arrangements. These “funded” research and development costs are borne directly by the customers of the Company, as applicable, and, for purposes of the Company’s financial statements, are part of “cost of revenues,” rather than research and development. Prior to fiscal year 2002, “funded” research and development also included costs borne directly by the European Union and the Flemish regional government (Belgium), which were associated with the Company’s European subsidiary, which was sold in fiscal year 2001. By comparison, the Company spent approximately $676,000 and $498,000 on “funded” research and development in fiscal 2001 and 2000 respectively, which amounts were accounted for as “cost of revenues”. The amount of “funded” research and development that the Company will undertake in the future will depend upon its customer’s needs.

EMPLOYEES

As of June 30, 2002, the Company had 208 full-time employees and one part-time employee. Of the full-time employees, 23 were executive or management personnel and 24 were science and research personnel.

None of the employees are represented by collective bargaining units. The Company believes that its relationship with its employees is generally good.

In addition, as of June 30, 2002, the Company had approximately 33 “temporary” employees (i.e., employees of temporary manpower companies) working for the Company.

ITEM 2.     DESCRIPTION OF PROPERTY

Effective May 31, 2001, the Company relocated its headquarters and eastern manufacturing operations from Brookfield, CT to a new facility located approximately 5 miles away in Bethel, CT. The Company signed a lease effective May 25, 2001, to expire on June 17, 2011, for office and manufacturing space located at 3 Berkshire Blvd., Bethel, CT 06801. The building is a single story, brick and block construction facility located in Berkshire Corporate Park, a suburban office center. The premises have a floor area of approximately 37,500 square feet, of which approximately 8,200 square feet is used by the Company for general administrative, executive, and sales purposes, and approximately 29,300 square feet is used for engineering, manufacturing, research and development operations and an environmentally controlled area (“clean room”). The lease provides for an average monthly base rental of approximately $28,000.

On March 26, 1998, the Company, as sublessee, and Raychem, as sublessor, amended the sublease relating to office and manufacturing space located at 4065 Campbell Avenue, Menlo Park, California 94025 to extend the term of such sublease to September 30, 2001. These premises, formerly used by Raychem, are the principal site of the Company’s west coast operations. These premises have a floor area of approximately 28,032 square feet, which is used by the Company for manufacturing, warehousing, general administrative and research and development operations. The lease originally provided for a monthly base rental of approximately $20,740, which amount was raised in October of 1998 to approximately $43,500, due to an adjustment for increases in the fair market value of the premises. On August 27, 2001, the Company signed a lease, effective October 1, 2001, with 4065 Associates, L.P., the landlord of the facilities located at 4065 Campbell Avenue, Menlo Park, for a lease which ends on March 31, 2003. This lease is for the exact same premises where the Company has previously been a sublessee of Raychem. The lease provides for a monthly base rental of approximately $49,000. On November 6, 2001, the Company amended its lease for its facilities located at 4065 Campbell Avenue, Menlo Park, California, to extend the term until September 30, 2004. Under the terms of the amended lease, the Company will continue to pay a monthly base rent of approximately $49,000 through March, 2003, and subsequent to that date, the monthly base rental shall be modified to reflect changes in the Consumer Price Index. The other major provisions of the lease remain unchanged.

To accommodate growth in the Company’s medical device components business, on March 15, 2000, the Company subleased approximately 10,000 square feet of additional light manufacturing and office space at 4020 Campbell Avenue, Menlo Park, California. The sublease is scheduled to expire on September 30, 2003, and provides for an average monthly base rental of approximately $11,000. The Company has an option to extend the sublease through September 30, 2006.

On October 31, 1998, as part of its acquisition of AMT, the Company, through a subsidiary, acquired an approximately 15,200 square foot facility located at Daelemveld 1113, B-3540 Herk-de-Stad, Belgium. This facility and the accompanying land were among the assets sold by the Company on February 8, 2001, to Wilfried Van Moorleghan.

Management believes that the existing facilities of the Company are suitable and adequate for the Company’s present needs and that the properties are adequately covered by insurance. If the Company is going to be able to meet projected growth requirements, it is likely that the Company will require additional manufacturing and office space over the next several years. Management is analyzing the facility requirements and reviewing options to determine how to best meet these requirements.

ITEM 3.     LEGAL PROCEEDINGS

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective July 13, 2000, The Company’s Common Stock began trading on the American Stock Exchange under the symbol MRY. During the period July 1, 2000 through July 12, 2000, the Company’s Common Stock traded on the OTC Bulletin Board under the symbol MRMY. On June 30, 2002, there were approximately 3,382 holders of record of the Company’s Common Stock.

The following table sets forth the quarterly high and low closing prices for the common stock over the past two years. For the period July 1, 2000 through July 12, 2000, the prices are as reported by the National Quotations Bureau. OTC Bulletin Board prices are inter-dealer prices and may not represent actual transactions. The common stock price beginning July 13, 2001, are closing prices as reported on the American Stock Exchange.

	Fiscal year ended June 30
	2002		2001
	High	Low	High	Low
1st Quarter	$1.15	$0.76	$4.12	$1.94
2nd Quarter	1.35	0.85	2.00	.88
3rd Quarter	1.68	1.10	1.38	.80
4th Quarter	2.61	1.65	1.15	.60

The Company has never paid a cash dividend on its Common Stock and the Company does not contemplate paying any cash dividends on its Common Stock in the near future.

Pursuant to the Company’s June 30, 1998 loan agreement with its principal lender, as amended, the Company is prohibited from declaring or paying any dividends, or making a distribution to its stockholders, until the termination of such agreement and the repayment of all amounts due to such lender.

ITEM 6.     SELECTED FINANCIAL DATA

(a)
The following table sets forth selected consolidated financial data with respect to the Company for the five years ended on June 30, 2002, which were derived from the audited consolidated financial statements and notes of the Company and should be read in conjunction with them.

	Years Ended
	2002	2001	2000	1999	1998
	In thousands, except per share data
Revenues	32,895	29,913	26,996	18,886	19,077
Net income (loss)	3,783	(4,689)	1,109	(1,349)	2,925
Earnings (loss) per share:
Basic	0.16	(0.21)	0.05	(0.07)	0.16
Diluted	0.15	(0.21)	0.05	(0.07)	0.14
Total Assets	22,188	19,053	22,543	18,182	13,085
Long-term debt	1,292	1,215	2,049	898	599
Stockholders’ equity	16,620	11,130	12,100	10,966	10,125

(b)	The following table sets forth selected quarterly unaudited financial data for the years ended June 30, 2002 and June 30, 2001.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FISCAL YEAR
NET SALES
FY2002	7,848	8,349	7,519	9,179	32,895

FY2001	6,465	6,519		8,781	8,148	29,913
GROSS PROFIT
FY2002	4,155	3,898		2,731	3,769	14,553
FY2001	1,201	2,132		4,171	3,999	11,503
NET INCOME (LOSS)
FY2002	1,485	1,013		243	1,042	3,783
FY2001	(1,797)	(5,203	)(a)	1,147	1,164	(4,689)
BASIC EARNINGS (LOSS) PER SHARE
FY2002	0.06	0.04		0.01	0.04	0.16
FY2001	(0.08)	(0.24	)(a)	0.05	0.05	(0.21)
DILUTED EARNINGS (LOSS) PER SHARE
FY2002	0.06	0.04		0.01	0.04	0.15
FY2001	(0.08)	(0.24	)(a)	0.05	0.05	(0.21)

(a)	Includes the impairment charge for the sale of Memry’s European operations which is more fully described in Note 14 of Consolidated Financial Statements.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Years ended June 30, 2002 and June 30, 2001

Revenues.    In the past several years, the Company has focused on increasing the amount of value-added products it provides to the marketplace, i.e., products where additional processing is performed on basic nitinol wire, strip, or tube before it is shipped to the customer. Currently, medical device applications represent some of the best opportunities for increasing the amount of value-added business. The kink-resistant and self-expanding properties of nitinol have made peripheral stenting an area of special interest, and stent components manufactured for Abdominal Aortic Aneurysms (AAA) in particular have become a significant driver of the Company’s revenue. However, because the market for stent components is very dynamic and rapidly changing, the Company has found it difficult to accurately forecast demand for its stent components. Delays in product launches, uncertain timing on regulatory approvals, inventory adjustments by our customers, market share shifts between competing stent platforms and the introduction of next-generation products have all contributed to the variability in revenue generated by shipments of medical stent components.

Revenues increased 10% for the fiscal year ended June 30, 2002, to $32,895,000 from $29,913,000 for the fiscal year ended June 30, 2001, a net increase of $2,982,000. This increase is primarily due to a significant increase in sales of superelastic tube, utilized for medical applications. Superelastic tube sales increased approximately $2,700,000 between fiscal 2001 and fiscal 2002. This higher level of tube sales was primarily due to increased demand in several medical device procedural areas, particularly embolic protection, neurological, and orthopedic.

As noted above, the kink-resistant and self-expanding properties of nitinol have made peripheral stenting an attractive market for the Company at this time. Higher levels of wire-based stent component sales more than offset the reduction in tube-based stent component sales netting an increase in revenue of approximately $500,000 for the category as a whole in fiscal 2002.

Revenues from sales of arch wire and high pressure sealing plugs increased approximately $1,200,000 during fiscal 2002 while microcoil and guidewire revenue increased approximately $200,000.

These revenue increases were partially offset by a decrease of approximately $400,000 in revenue from sales of various commercial and industrial products and actuators and a decrease of approximately $1,300,000 in revenue from sales of bra wire, antenna wire, and other semi-finished wire applications.

In looking forward to fiscal year 2003, notwithstanding the difficulties in forecasting stent component revenue noted above, the Company anticipates that sales of wire based medical stent components will be a significant source of potential revenue growth during fiscal 2003. The Company’s agreement with United States Surgical (“USS”) expires by its terms on September 30, 2002, but the Company anticipates continuing to supply USS with products pending the execution of a three-year extension of the agreement that is currently being negotiated.

Costs and Expenses.    Manufacturing costs decreased from $17,734,000 in fiscal 2001 to $17,706,000 in fiscal 2002, a decrease of $28,000, or less than 1%. The Company’s gross margin from sales increased to 44.2% in fiscal year 2002 from 38.5% in fiscal year 2001. This increase was primarily attributable to the increase in sales of higher margin semi-finished tube for medical applications and in sales of stent components. In addition, manufacturing costs in fiscal 2001 were relatively high due to one of the Company’s most significant medical device component customers temporarily suspending shipments of its product in the first half of fiscal 2001. Because the Company believed the suspension to be temporary in nature, it decided to retain much of its skilled labor during the period of reduced shipments, thereby having a negative effect on the fiscal 2001 gross margin of the Company. In addition, fiscal 2001 included costs associated with Memry Europe, which was sold during fiscal 2001 (See Note 14 to Consolidated Financial Statements).

General, selling and administrative (“GSA”) expenses decreased to $10,151,000 in fiscal 2002 from $11,138,000 in fiscal 2001, a decrease of $987,000 or 8.9%. Approximately $600,000 of the reduction is a result of lower GSA expenses following the sale of the Company’s European subsidiary in fiscal 2001 and the balance is primarily due to reduced spending on investment banking fees and other corporate costs. Depreciation and amortization decreased to $337,000 in fiscal 2002 from $512,000 in fiscal 2001, a decrease of $175,000, primarily attributable to the Company’s adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on July 1, 2001. Total operating expenses in fiscal 2001 also included a loss of $4,232,000 resulting from the sale of the Company’s European subsidiary (See Note 14 to Consolidated Financial Statements). Other expenses decreased to $130,000 in fiscal 2002 from $358,000, a decrease of $228,000. This decrease is primarily due to a decrease in interest expense of approximately $233,000 which is attributable to the lower level of borrowing during the fiscal year ended June 30, 2002 as compared to the fiscal year ended June 30, 2001.

Income Taxes.    The provision for income taxes for the fiscal year ended June 30, 2002, consists solely of state taxes. The benefit for the fiscal year ended June 30, 2001, was minimal due to the net loss incurred. The Company has significant operating loss carryforwards for federal income tax purposes.

Net Income/Loss.    As a result of the Company’s 10% increase in revenues, along with a 1% reduction in manufacturing costs and a 8.9% decrease in GSA expenses, the Company had a net income of $3,783,000 during fiscal 2002. This compares with a net loss of $4,689,000 during fiscal 2001 which includes the loss incurred on the sale of the Company’s European subsidiary (See Note 14 to Consolidated Financial Statements). Excluding the loss of $4,232,000 attributable to the sale of its European subsidiary in fiscal 2001, the Company’s net loss would have been $457,000.

Years ended June 30, 2001 and June 30, 2000

Revenues.    In the past several years, the Company has focused on increasing the amount of value-added products it provides to the marketplace, i.e., products where additional processing is performed on basic nitinol wire, strip, or tube before it is shipped to the customer. Currently, medical device applications represent some of the best opportunities for increasing the amount of value-added business. The kink-resistant and self-expanding properties of nitinol have made peripheral stenting an area of special interest, and stent components manufactured for Abdominal Aortic Aneurysms (AAA) in particular have become a significant driver of the Company’s revenue. However, because the market for stent components is very dynamic and rapidly changing, the Company has found it difficult to accurately forecast demand for its stent components. Delays in product launches, uncertain timing on regulatory approvals, inventory adjustments by our customers, market share shifts between competing stent platforms and the introduction of the next-generation products have all contributed to the variability in revenue generated by shipments of medical stent components.

Revenues increased 10.8% for the fiscal year ended June 30, 2001, to $29,913,000 from $26,996,000 for the fiscal year ended June 30, 2000, a net increase of $2,917,000. For the past several years the Company has focused on increasing the amount of value-added products it provides to the marketplace, i.e. products where additional processing is performed on basic nitinol wire, strip or tube before it is shipped to the customer. Currently, medical device applications represent some of the best opportunities for increasing the amount of value added business. The kink-resistant and self-expanding properties of nitinol have made peripheral stenting a particular attractive market for the Company at this time, and the increase in revenue of approximately $4,600,000 from sales of medical stent components from fiscal 2000 to fiscal 2001 was a result of that focus. Increased sales of tube-based stent components accounted for the majority of the increase noted above, although revenue from sales of wire-based stent components also increased.

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

In August 2000, the Company announced that Medtronic AVE, one of its major customers, had temporarily suspended orders for stent components. This suspension of orders had the effect of reducing revenue in the first half of fiscal 2001 by approximately $1,000,000 from the anticipated level prior to the suspension. Shipments resumed in the months immediately following the resumption of orders at a higher rate than prior to the suspension in order to allow the customer to rebuild its inventory position.

Last year, in looking forward to fiscal year 2002, the Company felt that the market for stent components was very dynamic and rapidly changing, and it was difficult to accurately forecast demand for these products. Delays in product launches, uncertain timing of regulatory approvals, inventory adjustments by our customers, market share shifts between competing stent platforms and the introduction of next-generation products have all contributed to the variability in revenue generated by shipments of medical stent components.

Costs and Expenses.    Manufacturing costs increased from $15,599,000 in fiscal 2000 to $17,734,000 in fiscal 2001, an increase of $2,135,000, or 13.7%. This increase was largely attributable to the increase in revenues. In addition, one of the Company’s most significant medical device component customers temporarily suspended shipments of its product in the first half of FY2001, and because the Company believed the suspension to be temporary in nature and decided to retain much of its skilled labor during the period of reduced shipments, it had a negative effect on the gross margin of the Company. The Company’s gross margin from sales decreased to 38.5% in fiscal year 2001 from 40.4% in fiscal year 2000.

General, selling and administrative (“GSA”) expenses increased to $11,138,000 in fiscal 2001 from $8,695,000 in fiscal 2000, an increase of $2,443,000 or 28.1%. GSA in fiscal 2001 includes a one-time charge of approximately $522,000 for severance payments and associated legal fees accrued in the fourth quarter. During FY2001, there was increased spending on Sales and Marketing of approximately $560,000 versus FY2000 levels to support expansion of customer service and marketing analysis capabilities and increased internal R&D expenditures for product development of approximately $200,000 versus FY2000. Depreciation and amortization expenses decreased to $512,000 in fiscal 2001 from $592,000 in fiscal 2000, a decrease of $80,000. Following a review of its European operation, during the third quarter of fiscal 2001 the Company sold its European subsidiary and incurred a loss of $4,232,000 (See Note 14 to Consolidated Financial Statements). Other expenses decreased from $378,000 in fiscal 2000 to $358,000, a decrease of $20,000.

Income Taxes.    The provision (benefit) for income taxes is minimal for the fiscal year ended June 30, 2001 due to the net loss incurred. The provision for income taxes for the fiscal year ended June 30, 2000, consists solely of state taxes. The Company has significant operating loss carryforwards for federal income tax purposes.

Net Income/Loss.    As a result of the Company’s 10.8% increase in revenues, along with the 13.7% increase in manufacturing costs and 28.1% increase in GSA expenses, the Company had a net loss of $4,689,000 during fiscal 2001, due primarily to the loss incurred upon the sale of its European subsidiary (See Note 14 to Consolidated Financial Statements), as compared to net income of $1,109,000, during fiscal 2000. Excluding the loss of $4,232,000 attributable to the sale of its European subsidiary, the Company’s net loss would have been $457,000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company’s cash and cash equivalents balance was $2,951,000, an increase of $1,876,000 from $1,075,000 at the end of fiscal year 2001. Cash provided by operations was $2,571,000 for the twelve months ended June 30, 2002. Cash used in investing activities was $1,091,000, representing funds invested in property, plant and equipment. During the twelve months ended June 30, 2002, cash provided by financing activities totaled $396,000, consisting primarily of proceeds from issuance of common stock totaling $1,511,000 offset by the repayment of notes payable and the revolver loan payable. Working capital at June 30, 2002, was $8,879,000, an increase of $6,437,000 from $2,442,000 at June 30, 2001.

In fiscal 2001 and fiscal 2002, the primary capital requirements were to fund additions to property, plant, and equipment.

On April 2, 2002, New England Partners exercised 200,000 warrants at a price of $0.853 per warrant, and 400,000 warrants at $1.19 per warrant, to purchase 600,000 shares of common stock of the Company. The Company received $647,000 from this transaction.

On March 31, 2002, a former employee exercised 125,000 warrants at a price of $.90 per warrant, to purchase 125,000 shares of common stock of the Company. The Company received $113,000 from this transaction.

On November 8, 2001, the Company completed a private equity placement with New England Partners and raised $750,000. Proceeds were raised through the sale of units, each of which consisted of two shares of Common Stock and a warrant to purchase one share of Common Stock. Each unit was priced at $2.00. The warrants are exercisable at $1.25 per share, exercisable for a period of five years from the date of issuance. New England Partners was granted piggyback registration rights to participate in the registration of the securities purchased in the private equity placement, which was completed in January 2001. Other terms and conditions were set forth in the definitive documents.

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

On January 31, 2001, the Company completed a private equity placement and raised $2,395,000. Proceeds were raised through the sale of units, each of which consisted of one share of Common Stock and a warrant to purchase one share of Common Stock. Each unit was priced at $1.00. The warrants are exercisable at $2.25 per share, valid for a period of three years from the date of issuance. Notwithstanding the foregoing, if the fair market value of one share of Common Stock of the Company is equal to or greater than $3.50 for twenty (20) consecutive days during the term of the warrant, the Company has the right to demand that the holder exercise the warrant within a 30-day period. Failure of the holder to exercise the warrant within thirty (30) days would cause the warrant to become void and the holder would lose all rights that it has with respect to the warrant. In accordance with the Securities Act of 1933, as amended (the “Securities Act”), the Company filed a registration statement for the registration of the sale by the investors of their Company securities on April 12, 2001. The registration became effective December 27, 2001. Other terms and conditions were set forth in the definitive documents.

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

On June 30, 1998, the Company and Webster Bank entered into a Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement and related financing documents and agreements (the “Webster Facility”). Upon entering into the Webster Facility, the Company paid off all amounts outstanding under its prior credit facility with First Union National Bank. The Webster Facility (prior to the amendments described below) included a revolving loan, an equipment loan line of credit and a $500,000 term loan. The term loan is to be repaid in equal monthly installments of principal over its five-year term. The revolving loan provided for borrowings up to the lesser of (a) $3,000,000 or (b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory. The revolving loan requires the payment of a commitment fee equal to 0.25% per annum of the daily-unused portion of the revolving loan. The equipment loan line of credit provides for equipment financing up to the lesser of $750,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. On June 30, 2000, the Company converted $1,250,000 from the equipment line of credit into a term loan.

On November 30, 1999, the Company and Webster Bank reached agreement on an amendment to the Webster Facility. Under the terms of the agreement, the revolving loan now provides for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory. The equipment loan is amended to provide for equipment financing up to the lesser of $1,250,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. A new term loan in the amount of $1,000,000 was provided with the requirement that not less than $500,000 of the term loan be used to finance new machinery and equipment purchases. The Company has since satisfied said requirement. Pursuant to a verbal request from Webster Bank during the third quarter of fiscal year 2001, the Company refrained from borrowing under the equipment line until June, 2001, when it borrowed $250,000 from the equipment line and converted on July 1, 2001, the amount to a term loan. The other major provisions of the agreement remain unchanged.

On June 30, 2001, the Company and Webster Bank reached agreement on a second amendment to the Webster Facility. Under the terms of the agreement, the revolving loan now provides for borrowings up to the lesser of (a) if the Availability Test is satisfied, an amount equal to the lesser of (i) $5,000,000 or (ii) an amount equal to the aggregate of (1) 80% of eligible accounts receivable and (2) the lesser of $1,000,000 or 35% of eligible inventory or (b) if the Availability Test is not satisfied, an amount equal to the lesser of (i) $5,000,000 or (ii) an amount equal to the aggregate of (1) 80% of eligible accounts receivable plus (2) the lesser of $1,000,000 or 35% of eligible inventory, multiplied by (3) 75%. The Availability Test means that the Company has raised additional equity and long term debt on terms satisfactory to Webster. There is no provision for equipment loans under the revised agreement. The other major provisions of the agreement remain unchanged. At June 30, 2001, an aggregate amount of approximately $3,100,000 was outstanding under the Webster Facility. The Webster Facility is secured by substantially all of the Company’s assets.

On December 31, 2001, the Company and Webster Bank reached an agreement on a third amendment to the Webster Facility. Under the terms of the third amendment which expires on December 31, 2003, the revolving loan now provides for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) 30% of eligible inventory provided, however, that at no time shall 85% of eligible accounts receivable be less than 50% of the outstanding revolver balance. Several existing term loans totaling $1,728,490 were refinanced into a single term loan which is due December 31, 2005. The Webster Facility, as amended, includes an equipment loan line of credit that provides for equipment financing up to the lesser of $1,000,000 or 75% of the purchase price for eligible equipment through December 31, 2002. The Company, on January 1, 2003, has the option of converting amounts borrowed under the line of credit to a term loan. The equipment loan line of credit may be extended through December 31, 2003, at Webster Bank’s option. At June 30, 2002, advances of $216,000 had been taken on the equipment line of credit. The other major provisions of the Webster Facility remain unchanged. At June 30, 2002, an aggregate amount of approximately $2,008,000 was outstanding under the Webster Facility. The Webster Facility is secured by substantially all the Company’s assets.

Interest on the revolving loan and equipment line of credit is variable based on LIBOR plus 2.5%. Interest on the outstanding term loan is at a fixed interest rate of 7.55% per annum.

In addition, the credit facility contains various restrictive covenants, including, among others, limitations on encumbrances and additional debt, prohibition on the payment of dividends or redemption of stock (except in connection with certain existing put rights), restrictions on management/ownership changes and required compliance with specified financial ratios.

On January 15, 2001, the Company and Medtronic AVE signed an Advance Payment Agreement whereby Medtronic AVE advanced the Company $1,000,000 to be repaid in ten equal installments of $100,000 beginning in March, 2001. At Medtronic AVE’s option, the installments may be repaid in immediately payable funds or by offsetting such installments against payables owed by the customer or its affiliates. No interest is due on these funds as long as the Company does not default on its obligations. Other terms and conditions apply. Amounts due the customer under the advance are withheld by Webster Bank from the eligible accounts receivable used in calculating the size of the Company’s credit facility. As of December 31, 2001, this obligation has been paid in full.

The Company has in the past grown through acquisitions (including the acquisition of Wire Solutions, Memry Europe (which was subsequently sold when the Company decided to direct resources away from the commercial and industrial markets, for which Memry Europe manufactured products, and instead refocused the Company’s assets and efforts on medical markets) and Raychem Corporation’s nickel titanium product line). As part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company’s existing businesses. The Company intends to use available cash from operations and authorized but unissued common stock to finance any such acquisitions. The Company does not currently, however, contemplate any material acquisitions for fiscal 2003.

The Company has substantial requirements to fund plant and equipment projects to support the expected increased sales volume of SMA and superelastic materials during the fiscal year ending June 30, 2003 and beyond. The Company expects that it will be able to pay for these expenditures through a combination of existing working capital surplus, cash flow generated through operations and increased borrowings. The largest risk to the liquidity of the Company would be an event that caused an interruption of cash flow generated through operations, because such an event could also have a negative impact on the Company’s ability to access credit. The Company’s current dependence on a limited number of products and customers represents the greatest risk to regular operations.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated (“CII”), at the time the holder of both common stock and warrants of the Company, a “put” right if at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company’s components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut (provided, however, that assets, revenues, employees, operations and bank accounts attributable to any entity acquired by the Company shall not be considered when determining if the Company has satisfied such requirements so long as such entity (1) was acquired in an arm’s length transaction, (2) was not an affiliate of the Company and was not controlled by an affiliate of the Company prior to such acquisition, and (3) had been in existence and operating as a business for at least one year at the time of the acquisition). Upon CII’s exercise of its put, the Company shall be obligated to purchase from CII all the Company’s Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company’s common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company by CII. Using $2.00 as the put price per share, which exceeds the market price for the Company’s common stock on June 30, 2002, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $2.42 million. To the extent that the current market value of the Company’s common stock exceeds $2.00 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company’s liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to ensure that its operations do not move from Connecticut in a manner that would trigger CII’s put.

During the fourth fiscal quarter of 2001, the Company relocated to a facility located at 3 Berkshire Blvd., Bethel, CT 06801, to house the Company’s corporate headquarters and east coast manufacturing and assembly operation. The leased facility consists of approximately 37,500 square feet of manufacturing and office space located in a suburban industrial park. The total cost of leasehold improvements, furnishings, and moving expenses associated with the new facility was approximately $2,600,000. The annual rent for the facility is approximately $336,000 versus the rent at the prior Brookfield location of approximately $170,000 for 24,000 square feet.

On November 6, 2001, the Company amended its lease for its manufacturing and office facility located at 4065 Campbell Avenue, Menlo Park, CA. The lease, originally scheduled to end in March 2003, was extended until September 30, 2004. Under the terms of the amended lease, the Company will continue to pay a monthly base rent of approximately $49,000 through March 2003, and subsequent to that date, the monthly base rental shall be modified to reflect changes in the Consumer Price Index. The other major provisions of the lease remain unchanged.

In addition to funding normal operations, the Company may be required to secure new facilities to house its west coast operations during the next two fiscal years. The cost of this move and associated relocation expenses would be substantial; however the Company believes that the combination of its borrowing facility and cash flow generated through operations will be sufficient to meet the Company’s total capital requirements. If funds available through these sources were not sufficient, then the Company would likely be forced to raise equity capital which could have a material adverse effect on the per share market price of the Company’s common stock.

FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K that are not historical fact, as well as certain information incorporated herein by reference, constitute “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties and often depend on assumptions, data or methods that may be incorrect or imprecise. The Company’s future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, those discussed below and the other risks detailed in the Company’s other reports filed with the Securities and Exchange Commission.

Forward-looking statements give our current expectations or forecasts of future events. You can usually identify these statements by the fact that they do not relate strictly to historical or current facts. They often use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this Annual Report on Form 10-K and information incorporated by reference may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this discussion—for example, product competition and the competitive environment—will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.

Other Factors That May Affect Future Results

•
trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives, in the U.S. and other countries in which we do business, that are placing increased emphasis on the delivery of more cost-effective medical therapies

•
the trend of consolidation in the medical device industry as well as among customers of medical device manufacturers, resulting in more significant, complex and long-term contracts than in the past and potentially greater pricing pressures

•	efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales

•	changes in governmental laws, regulations and accounting standards and the enforcement thereof that may be adverse to us

•	other legal factors including environmental concerns

•	agency or government actions or investigations affecting the industry in general or us in particular

•	risks associated with maintaining and expanding international operations

•	changes in business strategy or development plans

•	business acquisitions, dispositions, discontinuations or restructurings

•	the integration of businesses acquired by us

•	availability, terms and deployment of capital

•	economic factors over which we have no control, including changes in inflation and interest rates

•	the developing nature of the market for our products and technological change

•	intensifying competition in the SMA field

•	success of operating initiatives

•	operating costs

•	advertising and promotional efforts

•	the existence or absence of adverse publicity

•
our potential inability to obtain and maintain patent protection for our alloys, processes and applications thereof, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties

•	the possibility that adequate insurance coverage and reimbursement levels for our products will not be available

•	our dependence on outside suppliers and manufacturers

•	our exposure to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical products

•	the ability to retain management

•	business abilities and judgment of personnel

•	availability of qualified personnel

•	labor and employee benefit costs

•	unanticipated economic impacts of the September 11, 2001 terrorist attack on the United States, any subsequent terrorists acts or of any related military action.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the report of independent certified public accountants thereon are set forth on pages F-1 through F-24 hereof.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the sections entitled “Proposal No. 1—Election of Directors,” “—Executive Officers of the Company” and “—Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2002.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections entitled “Proposal No. 1—Election of Directors—Compensation of Directors” and “—Executive Compensation” of the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2002.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2002.

ITEM 13.     CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the section entitled “Proposal No. 1—Election of Directors—Certain Relationships and Transactions” of the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2002.

ITEM 14.     CONTROLS AND PROCEDURES

We currently have in place systems relating to internal controls and procedures with respect to our financial information. Our management periodically reviews and evaluates these internal control systems and we have completed such a review and evaluation in connection with the preparation of this Annual Report. We have determined that there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to our most recent evaluation. While we believe our internal controls and procedures are effective, we understand that the SEC may be promulgating additional rules relating to internal controls. We cannot provide assurance that our current internal controls will not change in the future to reflect potential new rules of the SEC.

PART IV.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)
Financial Statements: Independent Auditor’s Report; Consolidated Balance Sheets as of June 30, 2002 and 2001; Consolidated Statements of Operations for the Years Ended June 30, 2002, 2001, and 2000; Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2002, 2001, and 2000; and Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001 and 2000; Notes to the Consolidated Financial Statements.

(2)	Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Reports on Form 8-K

None

(c)	Exhibit Listing

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, as amended	(13)

3.2	By-Laws of the Company, as amended	(5)

3.3	Amendment Number 1 to By-Laws of the Company, as amended	(9)

4.1	Form of Warrant to Purchase Common Stock for private equity placement completed on January 31, 2001	(14)

4.2	Warrant to Purchase Common Stock issued to Brooks, Houghton & Company, Inc., dated June 30, 2001	(16)

4.3	Warrant to Purchase Common Stock issued to Brooks, Houghton & Company, Inc., dated August 30, 2001	(16)

4.4	Warrant to Purchase Common Stock issued to New England Partners, dated November 6, 2001	(16)

4.5	Warrant to Purchase Common Stock issued by the Company to ipCapital Group, Inc., dated December 18, 2001	(17)

4.6	Nontransferable Nonqualified Stock Option Agreement, dated January 31, 2002, between the Company and Robert J. Thatcher	(18)

4.7	Warrant No. 02-05 to Purchase Common Stock of the Company, dated April 3, 2002, issued to ipCapital Group Inc.	(18)

4.8	Warrant No. 02-06 to Purchase Common Stock of the Company, dated April 3, 2002, issued to ipCapital Group Inc.	(18)

10.2	Employee Non-Disclosure agreement, dated as of October 18, 1994, between the Company and James G. Binch	*(2)

10.3	Convertible Subordinated Debenture Purchase Agreement, dated as of December 22, 1994, between the Company and CII	(5)

10.4	First Amendment to Convertible Subordinated Debenture Purchase Agreement, dated October 11, 1995, between the Company and CII	(3)

10.5	First Addendum to Stock Subscription Warrant (re: Warrant No. 94-4), dated October 11, 1995, made by the Company and agreed to by CII	(3)

10.6	First Addendum to Stock Subscription Warrant (re: Warrant No. 94-5), dated October 11, 1995, made by the Company and agreed to by CII	(3)

10.7	Second Amendment to Convertible Subordinated Debenture Purchase Agreement, dated as of June 28, 1996, between the Company and CII	(5)

10.8	Amended and Restated Class I Warrant Certificate (Warrant Certificate No. 94-4A) issued by the Company to CII	(5)

10.9	Amended and Restated Class II Warrant Certificate (Warrant Certificate No. 94-5A) issued by the Company to CII	(5)

Exhibit Number	Description of Exhibit

10.12	Employee Agreement on Inventions and Patents, between the Company and James G. Binch	*(5)

10.13	Memry Corporation Stock Option Plan, as amended	*(6)

10.14	Form of Nontransferable Incentive Stock Option Agreement under the 1994 Plan	*(6)

10.15	Form of Nontransferable Non-Qualified Stock Option Agreement under the 1994 Plan	*(6)

10.16	Amended and Restated Time-Lock Supply Agreement, dated as of February 19, 1997, and effective as of December 20, 1996, between the Company and Raychem Corporation	(7)

10.17	Memry Corporation’s 1997 Long Term Incentive Plan, as Amended	*(8)

10.18	Form of Nontransferable Incentive Stock Option Agreement under the 1997 Plan	*(8)

10.19	Amended and Restated Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement, as of December 27, 2001, between the Company and Webster Bank	(17)

10.20	Consolidated and Amended and Restated Term Loan Note, dated December 27, 2001, by the Company in favor of Webster Bank	(17)

10.22	Stock Purchase Agreement, dated October 30, 1998, by and among Memry Holdings, S.A. and the Shareholders of Advanced Metals and Technologies, N.V.	(10)

10.23	Separation Agreement dated as of August 17, 1999, between the Company and William H. Morton	(11)

10.28	Second Amended and Restated Revolving Loan Note, dated December 27, 2001, by the Company in favor of Webster Bank	(17)

10.29	Equipment Loan Note, dated December 27, 2001, by the Company in favor of Webster Bank	(17)

10.30	Agreement, dated as of December 17, 1999, among Memry Holdings, S.A., the Company and G.I.M.V.	(12)

10.34	Employment Agreement, dated as of January 1, 2000, between the Company and James G. Binch	*(13)

10.35	Sales Agency Agreement, dated January 20, 2000, between the Company and Tyco Electronics	(13)

10.36	Sublease, dated February 3, 2000, by and between the Company and Pacific Financial Printing	(13)

10.37	Form of Securities Purchase Agreement for third party European investors used in private equity placement completed on January 31, 2001	(14)

10.38	Form of Securities Purchase Agreement for officers and directors of the Company used in private equity placement completed on January 31, 2001	(14)

10.39	Lease, dated February 8, 2001, between Berkshire Industrial Corporation and the Company	(15)

10.40	Business Park Lease, dated August 27, 2001, between 4065 Associates, L.P. and the Company, together with Agreement to Defer Certain Work, dated August 27, 2001, by and between 4065 Associates, L.P. and the Company	(15)

10.41	Form of Securities Purchase Agreement, dated as of November 6, 2001, by and among the Company and the investors listed therein	(16)

10.42	Amended and Restated Employment Agreement, dated as of September 1, 2001, between Robert P. Belcher and the Company	*(16)

10.43	Amended and Restated Employment Agreement, dated as of September 21, 2001, between Ronald Burke and the Company	*(16)

10.44	Amendment to Lease, dated November 6, 2001, between 4065 Associates L.P. and Memry Corporation, with Amendment to Agreement, dated November 6, 2001, by and between 4065 Associates L.P. and the Company	(16)

10.45	Advanced Payment Agreement, dated as of January 15, 2001, by and between Medtronic AVE, Inc. and the Company.	(18)

10.46	Settlement Agreement and Mutual Release, dated as of January 28, 2002, by Robert J. Thatcher.	(18)

10.47	Amended and Restated Secured Promissory Note, dated January 28, 2002, by Robert J. Thatcher in favor of the Company.	(18)

10.48	Amended and Restated Statutory Form Mortgage Deed, dated January 28, 2002, granted by Robert J. Thatcher and Jayne M. Thatcher to the Company	(18)

21.2	Information regarding Subsidiaries	(19)

23.1	Consent of McGladrey & Pullen, LLP	(19)

*	Management contract or compensatory plan of arrangement.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 15, 1996.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, as amended.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1996.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, as amended.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1997.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 12, 1998.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1999.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 1O-Q for the fiscal quarter ended December 31, 2000.

(15)	Incorporated by reference to the Company’s Annual Report on Form 1O-K for the fiscal year ended June 30, 2001, as amended by Amendment No. 1 thereto.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

(19)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2002
MEMRY CORPORATION

By:	/S/ JAMES G. BINCH
James G. Binch CEO and Chairman of the Board (Principal Executive Officer)

By:	/S/ ROBERT P. BELCHER
Senior Vice President—Finance and Administration Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES G. BINCH James G. Binch	Director	September 28, 2002

/S/ KEMPTON J. COADY, III Kempton J. Coady, III	Director	September 28, 2002

/S/ JACK HALPERIN Jack Halperin	Director	September 28, 2002

/S/ W. ANDREW KRUSEN, JR W. Andrew Krusen, Jr	Director	September 28, 2002

/S/ D. ANDREW L. LUX D. Andrew L. Lux	Director	September 28, 2002

/S/ EDWIN SNAPE Edwin Snape	Director	September 28, 2002

CERTIFICATIONS

I, James G. Binch, certify that:

1.    I have reviewed this annual report on Form 10-K of Memry Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 28, 2002

/S/ JAMES G. BINCH
James G. Binch CEO and Chairman of the Board

I, Robert P. Belcher, certify that:

1.    I have reviewed this annual report on Form 10-K of Memry Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 28, 2002

/S/ ROBERT P. BELCHER
Robert P. Belcher Senior Vice President—Finance and Administration, Chief Financial Officer, Treasurer and Secretary

INDEPENDENT AUDITOR’S REPORT

To the Stockholders and Board of Directors
Memry Corporation and Subsidiaries
Bethel, Connecticut

We have audited the accompanying consolidated balance sheets of Memry Corporation and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Memry Corporation and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the financial statements, effective July 1, 2001, the Company changed its method of accounting for goodwill and intangible assets determined to have an indefinite useful life as prescribed in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/S/ MCGLADREY & PULLEN, LLP

New Haven, Connecticut
August 8, 2002

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2002 and 2001

	2002	2001
ASSETS (Note 7)
Current Assets
Cash and cash equivalents	$2,951,000	$1,075,000
Accounts receivable, less allowance for doubtful accounts of $207,000 in 2002 and $173,000 in 2001 (Note 9)	5,883,000	4,159,000
Inventories (Note 2)	4,296,000	3,680,000
Prepaid expenses and other current assets	25,000	96,000
Note receivable—related party (Note 3)	—	140,000

Total current assets	13,155,000	9,150,000

Property, Plant and Equipment, net (Notes 4 and 11)	6,338,000	7,260,000

Other Assets
Patents and patent rights, less accumulated amortization of $864,000 in 2002 and $731,000 in 2001	1,200,000	1,333,000
Goodwill	1,038,000	1,038,000
Deferred financing costs	19,000	—
Note receivable—related party (Note 3)	110,000	—
Deposits and other	328,000	272,000

	2,695,000	2,643,000

	$22,188,000	$19,053,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses (Notes 6 and 16)	$3,546,000	$4,124,000
Notes payable (Note 7)	716,000	1,909,000
Current maturities of capital lease obligations (Note 11)	5,000	4,000
Advances payable	—	600,000
Income taxes payable	9,000	71,000

Total current liabilities	4,276,000	6,708,000

Notes Payable, less current maturities (Note 7)	1,292,000	1,210,000
Capital Lease Obligations, less current maturities (Note 11)	—	5,000

	1,292,000	1,215,000

Commitments and Contingencies (Notes 8, 11 and 13)
Stockholders’ Equity (Notes 7 and 8)
Common stock, $.01 par value, 40,000,000 shares authorized; 25,252,546 shares issued and outstanding in 2002 and 23,634,583 shares issued and outstanding in 2001	253,000	236,000
Additional paid-in capital	48,708,000	47,018,000
Accumulated deficit	(32,341,000)	(36,124,000)

	16,620,000	11,130,000

	$22,188,000	$19,053,000

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2002, 2001 and 2000

	2002	2001	2000
Revenues
Product sales (Note 9)	$32,055,000	$28,937,000	$26,064,000
Research and development	840,000	976,000	932,000

	32,895,000	29,913,000	26,996,000

Cost of Revenues
Manufacturing (Note 10)	17,706,000	17,734,000	15,599,000
Research and development	636,000	676,000	498,000

	18,342,000	18,410,000	16,097,000

Gross profit	14,553,000	11,503,000	10,899,000

Operating Expenses
General, selling and administrative (Notes 11, 13 and 16)	10,151,000	11,138,000	8,695,000
Depreciation and amortization	337,000	512,000	592,000
Loss on disposal of subsidiary (Note 14)	—	4,232,000	—

	10,488,000	15,882,000	9,287,000

Operating income (loss)	4,065,000	(4,379,000)	1,612,000

Other Income (Expense)
Interest expense (Note 7)	(160,000)	(393,000)	(401,000)
Interest income	30,000	35,000	23,000

	(130,000)	(358,000)	(378,000)

Income (loss) before income taxes	3,935,000	(4,737,000)	1,234,000
Provision (benefit) for income taxes (Note 12)	152,000	(48,000)	125,000

Net income (loss)	$3,783,000	$(4,689,000)	$1,109,000

Basic earnings (loss) per share	0.16	(0.21)	0.05

Diluted earnings (loss) per share	0.15	(0.21)	0.05

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended June 30, 2002, 2001 and 2000

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Par Value
Balance, June 30, 1999	20,826,333	$208,000	$43,832,000	$(32,544,000)	$(530,000)	$10,966,000
Issuance of common stock and warrants	304,143	3,000	554,000	—	—	557,000
Comprehensive income (loss):
Net income	—	—	—	1,109,000	—	1,109,000
Foreign currency translation adjustments	—	—	—	—	(532,000)	(532,000)

Total comprehensive income	—	—	—	—	—	577,000

Balance, June 30, 2000	21,130,476	211,000	44,386,000	(31,435,000)	(1,062,000)	12,100,000
Issuance of common stock and warrants	2,504,107	25,000	2,632,000	—	—	2,657,000
Comprehensive income (loss):
Net loss	—	—	—	(4,689,000)	—	(4,689,000)
Foreign currency translation adjustments	—	—	—	—	1,062,000	1,062,000

Total comprehensive loss	—	—	—	—	—	(3,627,000)

Balance, June 30, 2001	23,634,583	236,000	47,018,000	(36,124,000)	—	11,130,000
Issuance of common stock and other equity instruments	1,617,963	17,000	1,690,000	—	—	1,707,000
Net income	—	—	—	3,783,000	—	3,783,000

Balance, June 30, 2002	25,252,546	$253,000	$48,708,000	$(32,341,000)	$—	$16,620,000

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2002, 2001 and 2000

	2002	2001	2000
Cash Flows From Operating Activities
Net income (loss)	$3,783,000	$(4,689,000)	$1,109,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	136,000	—	—
Writedown of note receivable	30,000	—	—
Depreciation and amortization	1,938,000	2,141,000	1,748,000
Impairment of idle equipment	120,000	—	—
Loss on disposal of assets	13,000	—	6,000
Compensation paid by issuance of common stock and other equity instruments	196,000	235,000	151,000
Warrants issued related to settlement of acquisition liability	—	—	39,000
Loss on sale of European subsidiary	—	4,232,000	—
Change in operating assets and liabilities:
Increase in accounts receivable	(1,860,000)	(83,000)	(1,998,000)
Increase in inventories	(616,000)	(599,000)	(564,000)
Decrease (increase) in prepaid expenses and other current assets	71,000	(45,000)	(273,000)
Increase in other assets	—	(24,000)	(10,000)
Increase in note receivable	—	(140,000)	—
(Decrease) increase in accounts payable and accrued expenses	(578,000)	(316,000)	2,049,000
(Decrease) increase in advances payable	(600,000)	600,000	—
(Decrease) increase in income taxes pay able/receivable	(62,000)	(34,000)	193,000

Net cash provided by operating activities	2,571,000	1,278,000	2,450,000

Cash Flows From Investing Activities
Net proceeds from sale of European subsidiary	—	933,000	—
Purchases of equipment	(1,091,000)	(2,793,000)	(3,528,000)
Cash paid related to settlement of acquisition liability	—	—	(713,000)

Net cash used in investing activities	(1,091,000)	(1,860,000)	(4,241,000)

Cash Flows From Financing Activities
Proceeds from sale of common stock, net	1,511,000	2,422,000	34,000
Proceeds from notes payable	2,000,000	—	1,000,000
Principal payments on notes payable	(2,441,000)	(985,000)	(607,000)
Net proceeds from equipment line of credit	216,000	—	—
Net (decrease) increase in revolving loans payable	(886,000)	(1,228,000)	1,817,000
Principal payments on capital lease obligations	(4,000)	(33,000)	(45,000)

Net cash provided by financing activities	396,000	176,000	2,199,000

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(53,000)	(65,000)

Increase (decrease) in cash and cash equivalents	1,876,000	(459,000)	343,000
Cash and cash equivalents, beginning of year	1,075,000	1,534,000	1,191,000

Cash and cash equivalents, end of year	$2,951,000	$1,075,000	$1,534,000

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
Years Ended June 30, 2002, 2001 and 2000

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$168,000	$373,000	$374,000

Cash payments (refunds) for income taxes	$214,000	$(9,000)	$(68,000)

Supplemental Schedule of Noncash Investing and Financing Activities
Common stock issued in connection with settlement of acquisition liability	$—	$—	$333,000

Capital lease obligation incurred for equipment	$—	$—	$61,000

Conversion of revolving loans payable to equipment term loan	$—	$250,000	$1,250,000

Reclassification of idle equipment to other assets	$75,000	$—	$—

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002, 2001 and 2000

Note 1.    Summary of Significant Accounting Policies

Nature of business

Memry Corporation, a Delaware corporation incorporated in 1981, is engaged in the business of developing, manufacturing and marketing products and components utilizing the properties exhibited by shape memory alloys. The Company’s sales are primarily to customers in the medical device industry located throughout the United States and Europe. The Company extends credit to its customers on an unsecured basis on terms that it establishes for individual customers.

Accounting estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

The financial statements include the accounts of Memry Corporation (“Memry”) and its wholly-owned subsidiary, Memry Holdings, S.A. and its wholly-owned subsidiary, Memry Europe, N.V. (collectively, the “Company”). Memry Holdings, S.A. is a holding company whose principal asset consisted of an investment in its wholly-owned subsidiary, Memry Europe, N.V., which was sold on February 8, 2001 (see Note 14). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Impairment of assets

The Company reviews its long-lived assets and certain identifiable intangible assets with finite useful lives for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. The Company measures impairment by comparing the asset’s estimated fair value to its carrying amount. The estimated fair value of these assets is based on estimated future cash flows to be generated by the assets, discounted at a market rate of interest.

Goodwill

Goodwill represents the cost of acquired assets in excess of values ascribed to net tangible assets and was being amortized using the straight-line method over 15 years through June 30, 2001. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) was adopted July 1, 2001, and accordingly amortization of goodwill, including previously existing goodwill and intangible assets with indefinite useful lives, was discontinued and such intangible assets are tested for impairment annually.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
June 30, 2002, 2001 and 2000

Foreign Currency Exchange and Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. Gains and losses resulting from changes in exchange rates from year to year have been reported in comprehensive income (loss). The effect on the consolidated statements of operations of foreign currency transaction gains and losses is insignificant.

Revenue recognition

Revenues from product sales are recognized when the related products are shipped. Certain revenues are earned in connection with research and development grants and contracts which are principally with various governmental agencies. Such revenues are recognized when services are rendered. Some of the Company’s research and development projects are customer-sponsored and typically provide the Company with the production rights or pay a royalty to the Company if a commercially viable product results.

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

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. SAB No. 101 summarizes some of the staff’s interpretations of the application of generally accepted accounting principles to revenue recognition. The Company adopted SAB No. 101, as required, in the fourth quarter of fiscal year 2001 with no significant effect on its financial statements.

Depreciation and amortization

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the life of the lease, or the improvements’ estimated useful life, if shorter.

The estimated useful lives of the assets are as follows:

Building	20 years
Furniture and fixtures	5-10 years
Tooling and equipment	3-10 years
Leasehold improvements	3-10 years
Office equipment	3-5 years

Costs of obtaining patents and patent rights are amortized using the straight-line method over the patents’ expected period of benefit which ranges from thirteen to sixteen years.

Costs incurred in obtaining financing are capitalized and are being amortized over the term of the related debt.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
June 30, 2002, 2001 and 2000

401(k) plan

The Company maintains a 401(k) profit sharing and savings plan for the benefit of substantially all of its employees. The Plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine.

Research and development expense

The Company incurred research and development expense relating to its own internal products as well as the development of future products for the years ended June 30, 2002, 2001 and 2000 aggregating approximately $2,417,000, $1,699,000 and $1,498,000, respectively.

Advances payable

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

For the periods presented, there were no items which changed net income (loss) as presented in the consolidated statements of operations and the amounts used to compute basic and diluted earnings (loss) per share. The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings (loss) per share. For the year ended June 30, 2001, common stock equivalents have been excluded from the computation of the net loss per share because inclusion of such equivalents is anti-dilutive.

	2002	2001	2000
Weighted average number of basic shares outstanding	24,386,015	22,616,343	20,993,850
Effect of dilutive securities:
Warrants	250,306	—	666,953
Options	157,361	—	339,644

Weighted average number of fully diluted shares outstanding	24,793,682	22,616,343	22,000,447

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
June 30, 2002, 2001 and 2000

Note 2.    Inventories

Inventories at June 30, 2002 and 2001, are summarized as follows:

	2002	2001
Raw materials and supplies	$932,000	$1,168,000
Work-in-process	2,353,000	1,788,000
Finished goods	1,257,000	1,250,000
Allowance for slow-moving and obsolete inventory	(246,000)	(526,000)

	$4,296,000	$3,680,000

Note 3.    Note Receivable—Related Party

On August 29, 2001, the Company made a loan to an executive officer which has been collateralized by his personal residence. The loan was part of the executive officer’s overall compensation package and was to be forgiven, providing certain conditions were met, over a four-year period. During 2002, the executive officer was terminated and the note became current at that time. The terms of the note have subsequently been amended such that the note, in the amount of $110,000, is now due on Jan. 28, 2005, or at such time that the residence is sold, whichever occurs first. (See Note 17)

Note 4.    Property, Plant and Equipment

Property, plant and equipment at June 30, 2002 and 2001, is summarized as follows:

	2002	2001
Furniture and fixtures	$794,000	$1,034,000
Tooling and equipment	9,174,000	8,824,000
Leasehold improvements	2,438,000	2,221,000

	12,406,000	12,079,000
Less accumulated depreciation and amortization	6,068,000	4,819,000

	$6,338,000	$7,260,000

Note 5.    Goodwill

The Company elected to early adopt the provisions of SFAS 142. Therefore, effective July 1, 2001, all goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase combination are no longer amortized, and are evaluated for impairment under SFAS 142. Based on the Company’s initial goodwill impairment test, goodwill was not impaired at the date of adoption of SFAS 142. Based on the Company’s annual impairment testing, no goodwill impairment has occurred since adoption of SFAS 142. In addition, the following represents the effect of adopting SFAS 142 on the Company’s net income (loss) and earnings (loss) per share for all periods presented.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
June 30, 2002, 2001 and 2000

	2002	2001	2000
Reported net income (loss)	$3,783,000	$(4,689,000)	$1,109,000
Add back: Goodwill amortization	—	196,000	296,000

Adjusted net income (loss)	$3,783,000	$(4,493,000)	$1,405,000

Basic earnings (loss) per share:
Reported net income (loss)	$0.16	$(0.21)	$0.05
Goodwill amortization	—	0.01	0.02

Adjusted net income (loss)	$0.16	$(0.20)	$0.07

Diluted earnings per share:
Reported net income (loss)	$0.15	$(0.21)	$0.05
Goodwill amortization	—	0.01	0.01

Adjusted net income (loss)	$0.15	$(0.20)	$0.06

Note 6.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2002 and 2001 are summarized as follows:

	2002	2001
Accounts payable	$440,000	$985,000
Accrued bonuses	864,000	550,000
Accrued vacation pay	426,000	377,000
Accrued severance	504,000	587,000
Accrued expenses—other	1,312,000	1,625,000

	$3,546,000	$4,124,000

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
June 30, 2002, 2001 and 2000

Note 7.    Notes Payable

Notes payable consist of the following at June 30, 2002 and 2001:

	2002	2001
Revolving loan payable pursuant to amended June 30, 1998 credit facility, interest payable monthly at the prime rate plus .75% (7.5% at June 30, 2001), due December 31, 2003.	$—	$887,000
Term note payable to a bank pursuant to amended June 30, 1998 credit facility, due in monthly installments of $8,333, plus interest at 8.75% per annum, due June 30, 2003.	—	208,000
Equipment loan payable pursuant to amended June 30, 1998 credit facility, due in monthly installments of $18,555, plus interest at prime plus .75% (7.5% at June 30, 2001), due June 30, 2002.	—	241,000
Equipment loan payable pursuant to amended June 30, 1998 credit facility, due in monthly installments of $16,667, plus interest at prime plus .75% (7.5% at June 30, 2001), due January 1, 2005.	—	700,000
Equipment loan payable pursuant to amended June 30, 1998 credit facility, due in monthly installments of $34,722, plus interest at prime plus .75% (7.5% at June 30, 2001), due June 30, 2003.	—	833,000
Equipment loan payable pursuant to amended June 30, 1998 credit facility, due in monthly installments of $6,944, plus interest at prime plus .75% (7.5% at June 30, 2001), due June 30, 2004.	—	250,000
Term note payable to a bank pursuant to amended June 30, 1998 credit facility, due in monthly installments of $41,667, plus interest at 7.55% per annum, due December 31, 2005.	1,792,000	—
Equipment loan advance pursuant to amended June 30, 1998 credit facility, interest payable monthly at daily LIBOR plus 2.5% (4.34% at June 30, 2002).	216,000	—

	2,008,000	3,119,000
Less current maturities	716,000	1,909,000

	$1,292,000	$1,210,000

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
June 30, 2002, 2001 and 2000

Future maturities of notes payable at June 30, 2002 are as follows:

2003	$716,000
2004	500,000
2005	500,000
2006	292,000

$2,008,000

The credit facility entered into on June 30, 1998 originally included a revolving loan, a line of credit and a $500,000 term loan. During the year ended June 30, 2000, the credit facility was amended to provide for revolving loan borrowings up to the lesser of $5,000,000 or the sum of (a) 80% of eligible accounts receivable plus (b) the lesser of $1,000,000 or 35% of eligible inventory; and for the payment of a commitment fee equal to .25% per annum of the daily unused portion of the revolving loan. In addition, the amended agreement provides for an additional term loan up to $1,000,000 to be used for the purchase of eligible equipment. The line of credit was also amended to provide for equipment financing up to the lesser of $1,250,000 or 75% of the purchase price for eligible equipment each year through June 30, 2001. The Company, on July 1 of each year through 2001, had the option of converting amounts borrowed under the line of credit to term loans. On June 30, 2001 and 2000, the Company converted $250,000 and $1,250,000, respectively, from the equipment line of credit into a term loan. This credit facility is secured by substantially all the assets of the Company.

On June 30, 2001, the Company reached agreement on a second amendment to the credit facility. Under the terms of the agreement, the revolving loan provided for borrowings up to the lesser of (a) if the Availability Test is satisfied, an amount equal to the lesser of (i) $5,000,000 or (ii) an amount equal to the sum of (1) 80% of eligible accounts receivable plus (2) the lesser of $1,000,000 or 35% of eligible inventory or (b) if the Availability Test is not satisfied, an amount equal to the lesser of (i) $5,000,000 or (ii) an amount equal to the sum of (1) 80% of eligible accounts receivable plus (2) the lesser of $1,000,000 or 35% of eligible inventory, multiplied by 75%. The Availability Test was that the Company has raised additional equity and long-term debt on terms satisfactory to the bank. There was no provision for equipment loans under the revised agreement. The other major provisions of the agreement remained unchanged.

On December 31, 2001, the Company and Webster Bank reached an agreement on a third amendment to the Webster Facility. Under the terms of the third amendment which expire on December 31, 2003, the revolving loan now provides for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) 30% of eligible inventory provided, however, that at no time shall 85% of eligible accounts receivable be less than 50% of the outstanding revolver balance. Several existing term loans totaling $1,728,490 were refinanced into a single term loan which is due December 31, 2005. The Webster Facility, as amended, includes an equipment loan line of credit that provides for equipment financing up to the lesser of $1,000,000 or 75% of the purchase price for eligible equipment through December 31, 2002. The equipment loan line of credit may be extended through December 31, 2003, at Webster Bank’s option. The Company, on January 1, 2003, has the option of converting amounts borrowed under the line of credit to a term loan. At June 30, 2002, advances of $216,000 had been outstanding on the equipment line of credit. The other major provisions of the Webster Facility remain unchanged. At June 30, 2002, an aggregate amount of approximately $2,008,000 was outstanding under the Webster Facility. The Webster Facility is secured by substantially all of the Company’s assets.

Interest on the revolving loan and equipment line of credit loan is variable based on LIBOR plus 2.5%. Interest on the outstanding term loan is at a fixed interest rate of 7.55% per annum.

In addition, the credit facility contains various restrictive covenants, including, among others, limitations on encumbrances and additional debt, prohibition on the payment of dividends or redemption of stock (except in connection with certain existing put rights), restrictions on management/ownership changes and required compliance with specified financial ratios.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
June 30, 2002, 2001 and 2000

The carrying amount of these financial instruments approximates fair value. The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

Note 8.    Capital Stock

Common stock

During the years ended June 30, 2002, 2001 and 2000, 102,000, 91,000 and 61,000 shares of common stock at an aggregate price of $107,000, $126,000 and $123,000, respectively, were issued to Company directors as compensation. During the year ended June 30, 2002, the Company issued 40,000 shares of common stock at an aggregate price of $33,000 to a former officer of the Company as compensation. In addition, during the years ended June 30, 2002, 2001 and 2000, 726,000, 18,000 and 32,000 shares of common stock were issued at an aggregate price of $761,000, $27,000 and $34,000, respectively, through the exercise of options and warrants. During the year ended June 30, 2000, 15,000 shares at an aggregate price of $28,000 were issued as compensation to an outside consultant. Also during the year ended June 30, 2000, the Company issued 196,000 shares of common stock and 39,000 warrants at an aggregate price of $372,000 in connection with the settlement of a contingent liability related to the purchase of Advanced Materials and Technologies, N.V. (“AMT”).

Compensation expense recognized for the issuance of shares of common stock is calculated utilizing the fair market value of the common stock at the date of issuance. The value of the common stock issued in connection with the settlement of the contingent liability was calculated utilizing the fair market value of the common stock at the date of issuance. Also, the value of the warrants related to this transaction was calculated utilizing the Black-Scholes pricing model.

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

On November 8, 2001, the Company completed a private equity placement with New England Partners and raised $750,000. Proceeds were raised through the sale of units, each of which consisted of two shares of Common Stock and a warrant to purchase one share of Common Stock. Each unit was priced at $2.00. The warrants are exercisable at $1.25 per share, exercisable for a period of five years from the date of issuance. New England Partners was granted piggyback registration rights to participate in the registration of the securities purchased in the private equity placement, which was completed in January 2001. Other terms and conditions were set forth in the definitive documents.

Common stock reserved for issuance at June 30, 2002, is as follows:

Number of Shares
For exercise of outstanding warrants	3,924,772
For exercise of stock options	2,844,184

6,768,956

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
June 30, 2002, 2001 and 2000

Various agreements with a certain investor provide that upon the occurrence of specified events, primarily the Company ceasing to maintain its principal offices within the State of Connecticut, the investor would have the right to put all securities of the Company held by the investor at that time for a price equal to the greater of the then current market price per share of such securities or $2 per share, less the aggregate amount of the unpaid exercise prices of all such warrants, if warrants are being held by such investor at such time. Using $2.00 as the put price per share, which exceeded the market price for the Company’s stock at June 30, 2002, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $2,420,000. This put option expires on the date the investor ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to the investor. If the investor were to have the right to put its securities and were to choose to exercise that right, such an event would have a serious adverse effect on the Company’s liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to the investor. However, the Company has the ability to insure that its operations do not move from Connecticut.

In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” transactions involving the issuance of equity instruments to other than employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. If the value of the equity instruments is more reliably measurable, that value is calculated using the fair value option–pricing model.

Incentive plans

In 1994, the Company adopted the Memry Corporation Stock Option Plan (the “1994 Plan”). Pursuant to this plan, incentive stock options were granted at prices equal to or greater than the fair market value of the Company’s common stock at the date of grant, and were exercisable at the date of grant unless otherwise stated. In addition, non-qualified options were granted at prices determined by the Company’s compensation committee, which may have been less than the fair market value of the Company’s common stock at date of grant, in which case an expense equal to the difference between the option price and fair market value was recognized. The exercise period for both the incentive and non-qualified stock options generally could not exceed ten years. The Plan also allowed the granting of Stock Appreciation Rights, however, only a minimal amount of such rights were granted.

During the year ended June 30, 1998, the Company adopted the Memry Corporation Long-term Incentive Plan (the “1997 Plan”). Under the 1997 Plan, incentive and non-qualified options may be granted to employees and non-employee directors under terms similar to the 1994 Plan. Also, under the 1997 Plan, Stock Appreciation Rights (“SARs”), Limited Stock Appreciation Rights (“Limited SARs”), restricted stock, and performance shares may be granted to employees. With respect to SARs, upon exercise, the Company must pay to the employee the difference between the current market value of the Company’s common stock and the exercise price of the SARs. The SARs terms are determined at the time of each individual grant. However, if SARs are granted which are related to an incentive stock option, then the SARs will contain similar terms to the related option. Limited SARs may be granted in relation to any option or SARs granted. Upon exercise, the Company must pay to the employee the difference between the current market value of the Company’s common stock and the exercise price of the related options or SARs. Upon the exercise of SARs or Limited SARs, any related option or SARs outstanding will no longer be exercisable.

Restricted shares of common stock may also be granted to employees for no consideration. The terms of the restriction are determined at the time of each individual grant. Generally, if employment is terminated during the restriction period, the participant must forfeit any stock still subject to restriction. Performance shares are granted to employees based on individual performance goals, and may be paid in shares or cash determined based on the shares earned and the market value of the Company’s common stock at the end of certain defined periods.

Also, under the 1997 Plan, each quarter, all non-employee directors are granted shares of the Company’s common stock with a value equal to $7,500, determined based on the market value of the Company’s stock at the end of each

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
June 30, 2002, 2001 and 2000

quarter. During the year ended June 30, 2002, this policy was amended such that all non-employee directors, each quarter, are now granted shares of the Company’s common stock with a value equal to $3,000 and stock options with a value equal to $4,500, determined based on the market value of the Company’s stock at the end of each quarter.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), established standards for stock-based compensation plans under which employees receive shares of stock or other equity instruments, such as stock options or warrants, of the employer. This Statement provides for a fair value based method of expense recognition for stock-based compensation plans and encourages, but does not require, entities to adopt this method in place of other existing generally accepted accounting principles. As permitted by SFAS No. 123, for options granted where the exercise price at date of grant is equal to or exceeds the fair market value of the Company’s stock, the Company has elected to continue under existing generally accepted accounting principles and to account for the options granted under APB Opinion No. 25, and accordingly, no compensation cost has been recognized in the consolidated statements of operations for grants under the option plan. Had compensation cost for the stock option plans been recognized based on the grant date fair value of awards, the method described in SFAS No. 123, the reported net income (loss) would have been increased/decreased to the pro forma amounts shown below:

	2002	2001	2000
Net income (loss):
As reported	$3,783,000	$(4,689,000)	$1,109,000

Pro forma	$3,902,000	$(4,882,000)	$843,000

Basic earnings per share:
As reported	$0.16	$(0.21)	$0.05

Pro forma	$0.16	$(0.22)	$0.04

Diluted earnings per share:
As reported	$0.15	$(0.21)	$0.05

Pro forma	$0.16	$(0.22)	$0.04

The fair value of each grant, used to determine the proforma information above, is estimated at the grant date using the fair value option-pricing model with the following weighted average assumptions for grants awarded during the years ended June 30, 2002, 2001 and 2000:

	2002	2001	2000
Dividend rate	—	—	—
Risk free interest rate	5.47%	4.73%	6.39%
Weighted average expected lives, in years	3.7	4	4
Price volatility	66.7%	59.8%	35.9%

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
June 30, 2002, 2001 and 2000

During the year ended June 30, 2002, the Company directors were issued 11,000 options at an aggregate fair value price of $3,000, calculated utilizing the Black-Scholes pricing model, as compensation.

A summary of the status of the Company’s stock option plans at June 30, 2002, 2001 and 2000, and changes during the years then ended, is as follows:

	Shares Reserved	Options Outstanding	Weighted Average Exercise Price
Balance, June 30, 1999	2,973,834	1,594,010	$2.60
Canceled		(298,529)	$3.48
Granted		996,772	$2.25
Exercised		(4,000)	$1.78

Balance, June 30, 2000	2,969,834	2,288,253	$2.34
Canceled		(318,867)	$2.46
Granted		710,374	$1.81
Exercised		—	$—

Balance, June 30, 2001	2,969,834	2,679,760	$2.25
Canceled		(645,856)	$2.15
Granted		499,723	$1.69
Exercised		(125,650)	$0.90

Balance, June 30, 2002	2,844,184	2,407,977	$2.23

At June 30, 2002, 2001 and 2000, 1,438,327, 1,299,182 and 932,641 (weighted average exercise price of $2.53, $2.34 and $2.06) of the outstanding options were exercisable, respectively. The weighted-average grant date fair value per option of options granted during the years ended June 30, 2002, 2001 and 2000 was $0.89, $0.91 and $0.85, respectively. For the years ended June 30, 2002, 2001 and 2000, all options granted carried an exercise price equal to the fair market value of the Company’s stock at the date of grant.

A further summary of options outstanding at June 30, 2002, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average Remaining Contractual Life (In Years)
Range of Exercise Prices	Number Outstanding		Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$.90 to $4.00	2,407,977	6.62	$2.23	1,438,327	$2.53

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
June 30, 2002, 2001 and 2000

Warrants

The Company has also issued stock warrants to employees and others. The cost charged to operations for warrants granted for professional fees incurred during the years ended June 30, 2002 and 2001 was $46,000 and $109,000, respectively. The cost charged to operations for warrants granted in connection with the settlement of the contingent liability relating to the purchase of AMT was $39,000 during the year ended June 30, 2000.

The following table summarizes warrants outstanding at June 30, 2002, 2001 and 2000, and the changes in warrants during the years then ended:

	Shares Reserved	Warrants Outstanding	Weighted- Average Exercise Price
Balance, June 30, 1999	1,450,602	1,450,602	$1.15
Canceled		(116,667)	$2.00
Granted		39,170	$2.00
Exercised		(28,000)	$0.97

Balance, June 30, 2000	1,345,105	1,345,105	$1.10
Canceled		(100,000)	$1.25
Granted		2,735,167	$2.22
Exercised		(18,000)	$1.50

Balance, June 30, 2001	3,962,272	3,962,272	$1.87
Canceled		(1,187,935)	$1.05
Granted		1,750,435	$1.12
Exercised		(600,000)	$1.08

Balance, June 30, 2002	3,924,772	3,924,772	$1.90

A further summary of warrants outstanding at June 30, 2002 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$.85 to $2.25	3,924,772	1.74	$1.90	3,924,772	$1.90

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
June 30, 2002, 2001 and 2000

Note 9.    Major Customers

Product sales revenue for the years ended June 30, 2002, 2001 and 2000, includes sales to major customers, each of which accounted for greater than 10% of the total sales of the Company. A summary of sales to these customers during the years ended June 30, 2002, 2001 and 2000, and accounts receivable from these customers at June 30, 2002, 2001 and 2000, is as follows:

	2002		2001		2000
	Sales	Accounts Receivable	Sales	Accounts Receivable	Sales	Accounts Receivable
Company A	$—	$—	$—	$—	$5,663,000	$117,000
Company B	7,096,000	1,462,000	6,734,000	1,145,000	7,435,000	1,286,000
Company C	12,428,000	2,553,000	13,378,000	1,860,000	4,538,000	1,022,000
Company D	3,930,000	523,000	3,296,000	154,000	—	—

	$23,454,000	$4,538,000	$23,408,000	$3,159,000	$17,636,000	$2,425,000

Sales to Company A through February 2000 were made under a private label/distribution agreement wherein Company A was the exclusive distributor of certain products. In February 2000, this agreement was replaced by a sales agency agreement wherein Company A became the exclusive sales agent for certain commercial industrial products for an initial term expiring on June 30, 2004.

Company A and B are divisions of the same parent company and are controlled and operated under common ownership.

Note 10.    Major Suppliers

The Company currently purchases a significant portion of raw materials from two suppliers. However, management believes that several other suppliers could provide similar materials on comparable terms without significantly impacting shipping or sales.

Note 11.    Leases

The Company leases its Connecticut and California manufacturing and office facilities under operating leases. The lease on the Connecticut facility expires in June 2011 and the lease on the principal California facility expires in September 2004. The Company also leases certain equipment under noncancelable leases which have been recorded as capital leases and are included in the accompanying consolidated balance sheets under the caption “Property, Plant and Equipment”.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
June 30, 2002, 2001 and 2000

Future minimum lease payments under capital leases and significant noncancelable operating leases, with remaining terms of one year or more, are as follows at June 30, 2002:

	Capital Leases	Operating Leases
2003	$5,000	$1,372,000
2004	—	1,323,000
2005	—	824,000
2006	—	354,000
2007	—	336,000
Thereafter		1,342,000

	5,000	$5,551,000

Less amount representing interest	—

Present value of future minimum lease payments	5,000
Less current maturities	5,000

	$—

Rent expense under operating leases for the years ended June 30, 2002, 2001 and 2000, approximated $1,582,000, $1,413,000 and $935,000, respectively.

Note 12.    Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance of $7.6 million and $8.9 million has been recognized at June 30, 2002 and 2001, respectively, to reflect the estimated amount of operating loss carryforwards and temporary differences which may not be realized due to the absence of sustained profitability of the Company. The approximate effect of carryforwards and temporary differences that give rise to deferred tax assets and liabilities at June 30, 2002 and 2001, is as follows:

	2002	2001
Deferred tax assets:
Allowance for doubtful accounts and notes receivable	$214,000	$224,000
Inventory reserves	99,000	212,000
Capitalization of inventory costs	745,000	690,000
Vacation accruals	172,000	152,000
Tax credit carryforwards	49,000	138,000
Charitable contributions	—	1,000
Net operating loss carryforwards	6,290,000	7,525,000

Total deferred tax assets	7,569,000	8,942,000
Valuation allowance	(7,569,000)	(8,942,000)

Net deferred tax assets	$—	$—

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
June 30, 2002, 2001 and 2000

The provision (benefit) for income taxes consists of the following:

	2002	2001	2000
Current:
State	$152,000	$(48,000)	$125,000

	$152,000	$(48,000)	$125,000

Income (loss) before income taxes consists of:

	2002	2001	2000
Domestic	$3,935,000	$(3,659,000)	$2,017,000
Foreign	—	(1,078,000)	(783,000)

	$3,935,000	$(4,737,000)	$1,234,000

A reconciliation of the anticipated income tax expense (benefit) (computed by applying the Federal statutory income tax rate of 34% to the income (loss) before taxes) to the provision (benefit) for income taxes as reported in the consolidated statements of operations is as follows:

	2002		2001		2000
Provision (benefit) for income taxes at statutory Federal rate	$1,338,000	34%	$(1,611,000)	(34%)	$420,000	34%
Increase (decrease) resulting from:
State corporation income tax, net of federal tax benefit	104,000	3%	20,000	—	71,000	6%
(Decrease) increase in valuation allowance for deferred taxes	(1,373,000)	(35%)	(271,000)	(6%)	(366,000)	(30%)
Foreign operations statutory tax rate differentials	—	—	367,000	8%	—	—
Nondeductible loss on sale of European subsidiary	—	—	1,440,000	31%	—	—
Permanent items and other	83,000	2%	7,000	—	—	—

Provision (benefit) for income taxes	$152,000	4%	$(48,000)	(1%)	$125,000	10%

The decrease in the valuation allowance for deferred taxes of $2,034,000 for 2001 is net of $1,763,000 of federal and state net operating loss carryforwards that have expired the year ended June 30, 2001.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
June 30, 2002, 2001 and 2000

At June 30, 2002, the Company has federal net operating loss carryforwards for income tax purposes, which expire as follows:

Year	Amount
2005	$402,000
2006	4,669,000
2007	3,237,000
2008	1,956,000
2009	3,120,000
2010	2,497,000
2011	2,619,000

$18,500,000

In addition, the Company has tax credit carryforwards available to offset future taxable income aggregating approximately $49,000 which expire in various amounts from 2002 through 2010.

Note 13.    Commitments

401(K) Plan

During the years ended June 30, 2002, 2001 and 2000, Company contributions to its 401(k) profit sharing and savings plan approximated $193,000, $180,000 and $69,000, respectively.

Bonus Plan

The Company has a bonus plan under which its employees may earn a bonus based on various earnings measures. The actual payment of bonuses is subject to annual approval by the Board of Directors. Expenses recognized under this plan were approximately $763,000, $400,000 and $600,000, for the years ended June 30, 2002, 2001 and 2000, respectively.

Note 14.    Loss on Disposal of Subsidiary

On February 8, 2001, the Company sold the stock of its European subsidiary, Memry Europe, N.V. (“Memry Europe”), for approximately $1,000,000. As part of this transaction, the Company entered into a supply and license agreement with Memry Europe, pursuant to which Memry granted to Memry Europe a royalty-bearing license to certain technologies and agreed to supply Memry Europe with certain alloys and tubing. The loss on disposal of this subsidiary reflected in the consolidated statement of operations for the year ended June 30, 2001 aggregated $4,232,000.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
June 30, 2002, 2001 and 2000

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

2002	United States	Europe	Consolidated
Total revenues	$32,895,000	$—	$32,895,000
Operating income	4,065,000	—	4,065,000
Identifiable assets	22,188,000	—	22,188,000

2001	United States	Europe	Consolidated
Total revenues	$29,010,000	$903,000	$29,913,000
Operating loss	(3,342,000)	(1,037,000)	(4,379,000)
Identifiable assets	19,051,000	2,000	19,053,000

2000	United States	Europe	Consolidated
Total revenues	$25,144,000	$1,852,000	$26,996,000
Operating income (loss)	2,378,000	(766,000)	1,612,000
Identifiable assets	16,792,000	5,751,000	22,543,000

The operating loss of $3,342,000 attributed to U.S. operations in the year ended June 30, 2001 includes the $4,232,000 loss on disposal of the Company’s European subsidiary described above.

It is not practical to disclose revenues for each product and service or each group of products and services because such data is not readily available.

Note 16.    Severance

During the fourth quarter of the year ended June 30, 2001, the Company announced the termination of Robert J. Thatcher as president and chief operating officer. In connection with Thatcher’s termination, the Company has accrued severance and related costs of $522,000 of which $21,000 was paid, leaving a remaining obligation of $501,000 at June 30, 2001. Total payments charged to this liability through June 30, 2002 are $378,000 leaving a remaining obligation of $144,000.

During the second quarter of the year ended June 30, 2002, a severance agreement was entered into with one former employee who held a management position while employed at the Company. For the year ended June 30, 2002, $86,000 was charged to operations under this agreement, of which $79,000 was paid, leaving a remaining obligation of $7,000 at June 30, 2002.

During the fourth quarter of the year ended June 30, 2002, severance agreements were entered into with two former employees, both of whom held management positions while employed at the Company. For the year ended June 30, 2002, $374,000 was charged to operations under this agreement, of which $22,000 was paid, leaving a remaining obligation of $353,000 at June 30, 2002. The total severance liability at June 30, 2002 as presented in Note 6 is $504,000.

Note 17.    Litigation

On August 22, 2001, a director and former officer of the Company filed two lawsuits against the Company relating to his termination during the year ended June 30, 2001. A settlement was reached on January 28, 2002, whereby the Company made a cash payment to the former officer in the amount of $25,000 and issued 75,000 non-plan stock options with an exercise price of $1.20 per share and a fair value of approximately $8,000. The fair value of the

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
June 30, 2002, 2001 and 2000

options has been recorded as an operating expense and additional paid-in capital as of June 30, 2002. In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation,” the Company calculated the fair value of these options using the fair value option-pricing model. In addition, the terms of a note receivable from said officer were amended. (See Note 4).

Note 18.    Fourth Quarter Adjustments

During the fourth quarter, the Company recorded year-end adjustments aggregating a net $314,000 charge to operations as follows:

Severance	$375,000
Benefit for income taxes	(167,000)
Provision for doubtful accounts	106,000

Total	$314,000