Form 10-Q
period 2002-09-30
MEMRY CORP
filed 2002-11-14
CIK 720896

Form 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-14068

Memry Corporation
(Exact name of registrant as specified in its charter)

Delaware	06-1084424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Berkshire Blvd., Bethel, Connecticut
(Address of principal executive offices)

06801
(Zip Code)

(203) 739-1100
(Registrant’s telephone number, including area code)

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

As of November 6, 2002, 25,474,369 shares of the registrant’s common stock, par value $.01 per share, were issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.      Financial Statements

Memry Corporation & Subsidiaries
Consolidated Balance Sheets

	September 30, 2002	June 30, 2002

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,659,000	$2,951,000
Accounts receivable, less allowance for doubtful accounts	5,124,000	5,883,000
Inventories (Note B)	3,897,000	4,296,000
Prepaid expenses and other current assets	237,000	25,000
Income tax refund receivable	10,000	—

Total current assets	12,927,000	13,155,000

Property, Plant, and Equipment	12,742,000	12,406,000
Less accumulated depreciation	(6,493,000)	(6,068,000)

	6,249,000	6,338,000

Other Assets
Patents and patent rights, less accumulated amortization	1,166,000	1,200,000
Goodwill	1,038,000	1,038,000
Deferred financing costs, less accumulated amortization	16,000	19,000
Note receivable – related party (Note C)	110,000	110,000
Deposits and other	314,000	328,000

	2,644,000	2,695,000

	$21,820,000	$22,188,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$676,000	$440,000
Accrued expenses (Note D)	1,806,000	3,106,000
Notes payable	716,000	716,000
Current maturities of capital lease obligations	4,000	5,000
Income tax payable	—	9,000

Total current liabilities	3,202,000	4,276,000

Notes Payable, less current maturities	1,167,000	1,292,000

Stockholders’ Equity
Common stock	255,000	253,000
Additional paid-in capital	48,739,000	48,708,000
Accumulated deficit	(31,543,000)	(32,341,000)

Total stockholders’ equity	17,451,000	16,620,000

	$21,820,000	$22,188,000

See Notes to Consolidated Financial Statements

Memry Corporation & Subsidiaries
Consolidated Statements of Income
For the Three Months Ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

Revenues
Product Sales	$8,694,000	$7,565,000
Research and development	202,000	283,000

	8,896,000	7,848,000

Cost of Revenues
Manufacturing	5,641,000	3,581,000
Research and development	115,000	112,000

	5,756,000	3,693,000

Gross profit	3,140,000	4,155,000

Operating Expenses
General, selling and administration	2,199,000	2,406,000
Depreciation and amortization	75,000	69,000
(Gain) loss on disposal of assets	(12,000)	13,000

	2,262,000	2,488,000

Operating Income	878,000	1,667,000

Other income (expense)
Interest expense	(34,000)	(50,000)
Interest income	14,000	8,000

	(20,000)	(42,000)

Income before income taxes	858,000	1,625,000
Provision for income taxes (Note F)	60,000	140,000

Net Income	$798,000	$1,485,000

Basic Earnings Per Share:	$0.03	$0.06
Diluted Earnings Per Share:	$0.03	$0.06

See Notes to Consolidated Financial Statements

Memry Corporation & Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

Cash Flows From Operating Activities:
Net Income	$798,000	$1,485,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	468,000	476,000
(Gain) loss on disposal of assets	(12,000)	13,000
Compensation paid by issuance of common stock & other equity instruments	26,000	81,000
Change in operating assets and liabilities:
Decrease in accounts receivable	799,000	574,000
Decrease (increase) in inventories	399,000	(622,000)
(Increase) decrease in prepaid expenses	(212,000)	39,000
Increase in income tax refund receivable	(10,000)	—
Decrease (increase) in other assets	14,000	(109,000)
(Decrease) increase in income tax payable	(9,000)	76,000
Decrease in advances payable	—	(300,000)
Decrease in accounts payable and accrued expenses	(1,064,000)	(1,222,000)

Net cash provided by operating activities	1,197,000	491,000

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(370,000)	(247,000)

Net cash used in investing activities	(370,000)	(247,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	7,000	—
Repayment of note payable	(125,000)	(249,000)
Proceeds from revolver loan payable	—	1,006,000
Principal payments on capital lease obligations	(1,000)	(1,000)

Net cash (used in) provided by financing activities	(119,000)	756,000

Increase in cash and cash equivalents	708,000	1,000,000
Cash and cash equivalents, beginning of period	2,951,000	1,075,000

Cash and cash equivalents, end of period	$3,659,000	$2,075,000

Supplemental Schedule of Noncash Investing and Financing Activities
Proceeds due from sale of assets	$40,000	$—

See Notes to Consolidated Financial Statements

MEMRY CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation, have been included. Operating results for the three month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2003 (“fiscal 2003”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2002 (“fiscal 2002”) of Memry Corporation (the “Company”).

Note B.   INVENTORIES

Inventories at September 30, 2002, and June 30, 2002, are summarized as follows:

	September 30	June 30

Raw Materials	$995,000	$932,000
Work-in-process	2,229,000	2,353,000
Finished goods	994,000	1,257,000
Allowance for slow-moving and obsolete inventory	(321,000)	(246,000)

	$3,897,000	$4,296,000

Note C.   NOTE RECEIVABLE - RELATED PARTY

On August 29, 2000, the Company made a loan to an executive officer which has been collateralized by his personal residence. The loan was part of the executive officer’s overall compensation package and was to be forgiven, providing certain conditions were met, over a four year period. During 2001, the executive officer was terminated and the note became current at that time. The terms of the note have subsequently been amended such that the note, in the amount of $110,000, is now due on Jan 28, 2005, or at such time that the residence is sold, whichever occurs first.

Note D.   ACCRUED EXPENSES

Accrued Expenses at September 30, 2002 and June 30, 2002 are summarized as follows:

	September 30	June 30

Accrued Expenses-Other	$832,000	$1,027,000
Accrued Incentive Compensation	161,000	864,000
Accrued Vacation Pay	429,000	426,000
Accrued Severance	213,000	504,000
Accrued Payroll	171,000	285,000

	$1,806,000	$3,106,000

Note E.   EARNINGS PER SHARE

Basic earnings per share amounts are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share.

For the periods presented, there were no items which changed net income as presented in the consolidated statements of income and the amounts used to compute basic and diluted earnings per share. The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings per share.

	Three Months Ended 09/30/2002	Three Months Ended 09/30/2001

Number of Basic Shares Outstanding	25,345,851	23,662,235
Effect of Dilutive Securities:
Warrants	121,477	37,297
Options	160,640	4,458

Weighted Average Number of Shares Outstanding	25,627,968	23,703,990

Note F.   PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended September 30, 2002 and three months ended September 30, 2001 is lower than what would be expected by applying the statutory tax rates to pretax income due to the utilization of federal net operating loss carryforwards, for which full valuation allowances have been recorded in the balance sheets of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and operating results. Certain statements under this caption may constitute “forward-looking statements”. See Part II -- “Other Information”.

(a)   RESULTS OF OPERATIONS

Three Months Ended September 30, 2002, compared to Three Months Ended September 30, 2001.

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

Revenues increased 13% to $8,896,000 in the first quarter of fiscal 2003 from $7,848,000 during the same period in fiscal 2002, an increase of $1,048,000. Shipments of wire-based medical stent components increased approximately $1,600,000 from the first quarter of fiscal 2002 compared to the first quarter of fiscal 2003 partially offset by a decline of approximately $600,000 of tube-based medical stent components during the same period. Looking forward to the balance of fiscal year 2003, the company anticipates that overall AAA stent component activity will show a significant increase over the fiscal 2002 level.

Other medical device component shipments, including products utilized in minimally invasive surgery and guidewire applications, increased approximately $700,000 between the first quarter of fiscal 2002 and the first quarter of fiscal 2003.

Revenues from sales of arch wire and high pressure sealing plugs increased approximately $500,000 during the first quarter of fiscal 2003.

These revenue increases were partially offset by a decrease of approximately $900,000 in shipments of superelastic tube, utilized in coronary applications and for other peripheral stenting, and a decrease of $300,000 in superelastic wire, utilized in various industrial applications.

Costs and Expenses.   Manufacturing costs (including costs associated with research and development revenues) increased to $5,756,000 for the three months ended September 30, 2002 from $3,693,000 during the same three-month period in fiscal 2002.  This increase of $2,063,000, or 56%, is primarily the result of two factors.  The Company experienced poor manufacturing yields in the first quarter of fiscal 2003 on both its wire-based and tube-based AAA stent components.   The wire-based yield issues relate primarily to ramp-up issues on this relatively new product area.  The tube-based problems result from process yield variabilities.  The other factor leading to the increase in manufacturing costs was the reduction in shipments of higher margin superelastic tube in the first quarter of fiscal 2003 versus the first quarter in fiscal 2002 that was noted above.

Because of the foregoing, the Company’s gross margin from sales decreased to 35% for the three month period ended September 30, 2002, from 53% in the comparable period in fiscal 2002. Looking forward to the balance of fiscal year 2003, the Company anticipates that improvements in manufacturing yields will result in an increase in the gross margin from sales.

General, selling and administrative expenses (including depreciation, amortization and a (gain) loss on disposal of assets) decreased $226,000, or 9%, to $2,262,000 for the three months ended September 30, 2002, as compared to $2,488,000 during the same period of fiscal 2002. This decrease is primarily due to a reduction in severance and legal costs. The Company incurred research and development expenses relating to its own internal products as well as the development of future products of $617,000 for the three months ended September 30, 2002, the same as the $617,000 incurred during the same period of fiscal 2002. Other expense decreased from $42,000 in the first quarter of fiscal year 2002 to $20,000 in the comparable period in fiscal year 2003, due primarily to a reduction in interest expense associated with a reduced level of borrowing. The Company recorded a provision for income taxes of $60,000 for the first quarter of fiscal 2003, a decrease of $80,000 as compared to the same period in fiscal 2002. This decrease is due primarily to a reduction in income before taxes for the three month period ended September 30, 2002.

Net Income.   Primarily due to the reduction in gross margin, the Company’s net income decreased by $687,000, to $798,000 in the first quarter of fiscal 2003 compared to a net income of $1,485,000 for the same period in fiscal 2002.

(b)   LIQUITY AND CAPITAL RESOURCES

At September 30, 2002, the Company’s cash and cash equivalents balance was $3,659,000, an increase of $708,000 from $2,951,000 at the start of fiscal 2003. Cash provided by operations was $1,197,000 for the three months ended September 30, 2002. Cash used in investing activities was $370,000 for the three month period ended September 30, 2002, representing funds invested in property, plant and equipment. During the three months ended September 30, 2002, cash used in financing activities totaled $119,000, due principally to the pay-down of the Company’s note payable. Working capital at September 30, 2002, was $9,725,000, an increase of $846,000 from $8,879,000 at June 30, 2002.

In fiscal 2002 and the first quarter of fiscal 2003, ended on September 30, 2002, the primary capital requirement was to fund additions to property, plant and equipment.

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

On December 31, 2001, the Company and Webster Bank reached an agreement on a third amendment to the Webster Facility. Under the terms of the third amendment which expires on December 31, 2003, the revolving loan now provides for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) 30% of eligible inventory provided, however, that at no time shall 85% of eligible accounts receivable be less than 50% of the outstanding revolver balance. Several existing term loans totaling $1,728,490 were refinanced into a single term loan, which is due December 31, 2005. The Webster Facility, as amended, includes an equipment loan line of credit that provides for equipment financing up to the lesser of $1,000,000 or 75% of the purchase price for eligible equipment through December 31, 2002. The Company, on January 1, 2003, has the option of converting amounts borrowed under the line of credit to a term loan. The equipment loan line of credit may be extended through December 31, 2003, at Webster Bank’s option. At September 30, 2002, advances of $216,000 had been taken on the equipment line of credit. The other major provisions of the Webster Facility remain unchanged. At September 30, 2002, an aggregate amount of approximately $1,883,000 was outstanding under the Webster Facility. The Webster Facility is secured by substantially all the Company’s assets.

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

The Company has in the past grown through acquisitions (including the acquisition of Wire Solutions and Raychem Corporation’s nickel titanium product line). As part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company’s existing businesses. The Company intends to use available cash from operations and authorized but unissued common stock to finance any such acquisitions. The Company does not currently, however, contemplate any material acquisitions for the remainder of fiscal 2003.

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

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated (“CII”), at the time the holder of both common stock and warrants of the Company, a “put” right if at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company’s components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut (provided, however, that assets, revenues, employees, operations and bank accounts attributable to any entity acquired by the Company shall not be considered when determining if the Company has satisfied such requirements so long as such entity (1) was acquired in an arm’s length transaction, (2) was not an affiliate of the Company and was not controlled by an affiliate of the Company prior to such acquisition, and (3) had been in existence and operating as a business for at least one year at the time of the acquisition). Upon CII’s exercise of its put, the Company shall be obligated to purchase from CII all the Company’s Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company’s common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company by CII. Using $2.00 as the put price per share, which exceeds the market price for the Company’s common stock on September 30, 2002, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $2.25 million. To the extent that the current market value of the Company’s common stock exceeds $2.00 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company’s liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to ensure that its operations do not move from Connecticut in a manner that would trigger CII’s put.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

At the beginning of the first quarter of the Company’s current fiscal year, in response to recent legislation and additional requirements, we reviewed our internal control structure and our disclosure controls and procedures. As a result of such review we implemented minor changes, primarily to formalize and document the procedures already in place. We have designed our disclosure controls and procedures to ensure that material information related to the Company is made known to our disclosure committee on a regular basis, in particular during the period in which the quarterly reports are being prepared. Our disclosure committee consists of our Controller, our Chief Financial Officer, and our executive officer principally in charge of day-to-day manufacturing operations. As required, we will evaluate the effectiveness of our disclosure controls and procedures on a quarterly basis, and did so on October 29, 2002, a date within 90 days prior to the filing of this quarterly report. We believe as of that date, such controls and procedures are operating effectively as designed.

We presented the results of our most recent evaluation to our independent auditors, McGladrey & Pullen, LLP, and the Audit Committee of the Board of Directors. Based on such evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures are adequate to insure the clarity and material completeness of the Company’s disclosure in its periodic reports required to be filed with the SEC and there are no significant deficiencies in the design or operation of internal controls which could significantly affect our ability to record, process, summarize and report financial data.

PART II — OTHER INFORMATION

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

•	the possibility that adequate insurance coverage and reimbursement levels for our products will not be available

•	our dependence on outside suppliers and manufacturers

•	our exposure to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical products

•	the ability to retain management

•	business abilities and judgment of personnel

•	availability of qualified personnel

•	labor and employee benefit costs

•	unanticipated economic impacts of the September 11, 2001 terrorist attack on the United States, any subsequent terrorists acts or of any related military action

•	natural disaster or other disruption affecting I.T. and telecommunication infrastructures

ITEM 1.    LEGAL PROCEEDINGS

                 Not applicable.

ITEM 2.    CHANGES IN SECURITIES

On August 20, 2002 the Company received notice of the cashless exercise of an outstanding warrant to purchase 305,485 shares of Common Stock based on an exercise price of $1.19 per share, resulting in the net issuance of 69,428 shares of Common Stock. On August 23, 2002 the Company received notice of the cashless exercise of an outstanding warrant to purchase 282,450 shares of Common Stock based on an exercise price of $0.853 per share, resulting in the net issuance of 128,008 shares of Common Stock. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

None

(b)   REPORTS ON FORM 8-K

Current Report on Form 8-K furnished August 19, 2002 (Item 9) (Relating to the furnishing of certifications to the SEC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

Current Report on Form 8-K furnished September 30, 2002 (Item 9) (Relating to the furnishing of certifications to the SEC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMRY CORPORATION

Date: November 14, 2002	/s/ JAMES G. BINCH

James G. Binch CEO and Chairman

Date: November 14, 2002	/s/ ROBERT P. BELCHER

Robert P. Belcher Sr. Vice President - Finance & Administration Chief Financial Officer, Treasurer, and Secretary

CERTIFICATIONS

I, James G. Binch, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Memry Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                    c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                    a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JAMES G. BINCH

James G. Binch CEO and Chairman of the Board (principal executive officer)

I, Robert P. Belcher, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Memry Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                    c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                    a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ ROBERT P. BELCHER

Robert P. Belcher Senior Vice President – Finance and Administration, Chief Financial Officer, Treasurer and Secretary (principal financial officer)