Form 10-Q
period 2002-12-31
MEMRY CORP
filed 2003-02-14
CIK 720896

Form 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of February 3, 2003, 25,513,516 shares of the registrant’s common stock, par value $.01 per share, were issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Memry Corporation & Subsidiaries

Consolidated Balance Sheets

	December 31, 2002	June 30, 2002
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$5,141,000	$2,951,000
Accounts receivable, less allowance for doubtful accounts	5,399,000	5,883,000
Inventories (Note B)	3,670,000	4,296,000
Prepaid expenses and other current assets	154,000	25,000
Deferred tax asset	2,537,000	—

Total current assets	16,901,000	13,155,000

Property, Plant, and Equipment	12,900,000	12,406,000
Less accumulated depreciation	(6,939,000)	(6,068,000)

	5,961,000	6,338,000

Other Assets
Patents and patent rights, less accumulated amortization	1,133,000	1,200,000
Goodwill	1,038,000	1,038,000
Deferred financing costs, less accumulated amortization	13,000	19,000
Note receivable – related party (Note C)	110,000	110,000
Deferred tax asset	4,485,000	—
Deposits and other	278,000	328,000

	7,057,000	2,695,000

	$29,919,000	$22,188,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$491,000	$440,000
Accrued expenses (Note D)	2,327,000	3,106,000
Notes payable	776,000	716,000
Current maturities of capital lease obligations	3,000	5,000
Income tax payable	44,000	9,000

Total current liabilities	3,641,000	4,276,000

Notes Payable, less current maturities	1,042,000	1,292,000

Stockholders’ Equity
Common stock	255,000	253,000
Additional paid-in capital	48,807,000	48,708,000
Accumulated deficit	(23,826,000)	(32,341,000)

Total stockholders’ equity	25,236,000	16,620,000

	$29,919,000	$22,188,000

See Notes to Consolidated Financial Statements

Memry Corporation & Subsidiaries

Consolidated Statements of Income

For the Three Months Ended December 31, 2002 and 2001

(Unaudited)

	2002	2001
Revenues
Product Sales	$9,212,000	$8,097,000
Research and development	183,000	252,000

	9,395,000	8,349,000

Cost of Revenues
Manufacturing	6,034,000	4,293,000
Research and development	88,000	158,000

	6,122,000	4,451,000

Gross profit	3,273,000	3,898,000

Operating Expenses
General, selling and administration	2,426,000	2,605,000
Depreciation and amortization	80,000	95,000

	2,506,000	2,700,000

Operating Income	767,000	1,198,000

Other income (expense)
Interest expense	(33,000)	(40,000)
Interest income	15,000	7,000

	(18,000)	(33,000)

Income before income taxes	749,000	1,165,000

Provision (benefit) for income taxes (Note F)	(6,968,000)	152,000

Net Income	$7,717,000	$1,013,000

Basic Earnings Per Share:	$0.30	$0.04
Diluted Earnings Per Share:	$0.30	$0.04

See Notes to Consolidated Financial Statements

Memry Corporation & Subsidiaries

Consolidated Statements of Income

For the Six Months Ended December 31, 2002 and 2001

(Unaudited)

	2002	2001

Revenues
Product Sales	$17,906,000	$15,662,000
Research and development	385,000	535,000

	18,291,000	16,197,000

Cost of Revenues
Manufacturing	11,675,000	7,874,000
Research and development	204,000	270,000

	11,879,000	8,144,000

Gross profit	6,412,000	8,053,000

Operating Expenses
General, selling and administration	4,624,000	5,011,000
Depreciation and amortization	155,000	164,000
(Gain) loss on disposal of assets	(12,000)	13,000

	4,767,000	5,188,000

Operating Income	1,645,000	2,865,000

Other income (expense)
Interest expense	(67,000)	(90,000)
Interest income	29,000	15,000

	(38,000)	(75,000)

Income before income taxes	1,607,000	2,790,000

Provision (benefit) for income taxes (Note F)	(6,908,000)	292,000

Net Income	$8,515,000	$2,498,000

Basic Earnings Per Share:	$0.34	$0.10
Diluted Earnings Per Share:	$0.33	$0.10

See Notes to Consolidated Financial Statements

Memry Corporation & Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2002 and 2001

(Unaudited)

	2002	2001

Cash Flows From Operating Activities:
Net Income	$8,515,000	$2,498,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loss on note receivable	—	30,000
Depreciation and amortization	949,000	995,000
(Gain) loss on disposal of assets	(12,000)	13,000
Deferred taxes	(7,022,000)	—
Compensation paid by issuance of common stock & other equity instruments	53,000	128,000
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	484,000	(438,000)
Decrease (increase) in inventories	626,000	(578,000)
(Increase) decrease in prepaid expenses	(129,000)	95,000
Decrease (increase) in other assets	50,000	(141,000)
Increase in income tax payable	35,000	70,000
Decrease in advances payable	—	(600,000)
Decrease in accounts payable and accrued expenses	(728,000)	(1,022,000)

Net cash provided by operating activities	2,821,000	1,050,000

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(528,000)	(529,000)

Net cash used in investing activities	(528,000)	(529,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	48,000	750,000
Proceeds from note payable	61,000	272,000
Repayment of note payable	(250,000)	(505,000)
Repayment of revolver loan payable	—	(886,000)
Proceeds from sale of fixed assets	40,000	—
Principal payments on capital lease obligations	(2,000)	(1,000)

Net cash used in financing activities	(103,000)	(370,000)

Increase in cash and cash equivalents	2,190,000	151,000

Cash and cash equivalents, beginning of period	2,951,000	1,075,000

Cash and cash equivalents, end of period	$5,141,000	$1,226,000

See Notes to Consolidated Financial Statements

MEMRY CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation, have been included. Operating results for the six month period ended December 31, 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2003 (“fiscal 2003”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2002 (“fiscal 2002”) of Memry Corporation (the “Company”).

Note B.    INVENTORIES

Inventories at December 31, 2002, and June 30, 2002, are summarized as follows:

	December 31	June 30

Raw Materials	$1,131,000	$932,000
Work-in-process	1,980,000	2,353,000
Finished goods	955,000	1,257,000
Allowance for slow-moving and obsolete inventory	(396,000)	(246,000)

	$3,670,000	$4,296,000

Note C.    NOTE RECEIVABLE—RELATED PARTY

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

Note D.    ACCRUED EXPENSES

Accrued Expenses at December 31, 2002 and June 30, 2002 are summarized as follows:

	December 31	June 30

Accrued Expenses—Other	$1,046,000	$1,027,000
Accrued Incentive Compensation	305,000	864,000
Accrued Vacation Pay	468,000	426,000
Accrued Severance	142,000	504,000
Accrued Payroll	366,000	285,000

	$2,327,000	$3,106,000

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

	Three Months Ended 12/31/2002	Three Months Ended 12/31/2001	Six Months Ended 12/31/2002	Six Months Ended 12/31/2001

Number of Basic Shares Outstanding	25,480,877	24,143,695	25,413,364	23,902,965
Effect of Dilutive Securities:
Warrants	154,807	107,051	138,142	72,174
Options	205,350	59,034	180,331	31,747

Weighted Average Number of Shares Outstanding	25,841,034	24,309,780	25,731,837	24,006,886

Note F.    INCOME TAXES

A reconciliation of the anticipated income tax provision (computed by applying the statutory Federal income tax rate (34%) to income before income taxes) to the income tax provision (benefit) as reported in the statements of income are as follows:

	Three Months Ended 12/31/2002	Three Months Ended 12/31/2001	Six Months Ended 12/31/2002	Six Months Ended 12/31/2001

Provision for income taxes at statutory Federal rate	$255,000	$396,000	$546,000	$949,000
State taxes, net of Federal benefit	39,000	58,000	81,000	140,000
Decrease in deferred tax valuation allowance	(7,277,000)	(396,000)	(7,569,000)	(949,000)
Other	15,000	94,000	34,000	152,000

Total provision (benefit) for income taxes	$(6,968,000)	$152,000	$(6,908,000)	$292,000

As of December 31, 2002, the Company had net operating loss carryforwards of approximately $16,900,000 available to reduce future Federal taxable income, which expire in 2005 through 2011.

The decrease in the valuation allowance of $7,277,000 for the quarter ended December 31, 2002 was to recognize deferred tax assets at amounts considered by management more likely than not to be realized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and operating results. Certain statements under this caption may constitute “forward-looking statements”. See Part II — “Other Information”.

(a)    RESULTS OF OPERATIONS

Three Months Ended December 31, 2002, compared to Three Months Ended December 31, 2001.

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

Revenues increased 13% to $9,395,000 in the second quarter of fiscal 2003 from $8,349,000 during the same period in fiscal 2002, an increase of $1,046,000. Shipments of wire-based medical stent components increased approximately $900,000 in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2003 and tube-based medical stent components also increased $400,000 during the same period. Looking forward to the balance of fiscal 2003, the Company anticipates that overall AAA stent component activity will show a significant increase over the fiscal 2002 level based on information received from customers concerning the balance of fiscal 2003.

Other medical device component shipments, including products utilized in minimally invasive surgery and guidewire applications, increased approximately $200,000 in the second quarter of fiscal 2003 from the second quarter of fiscal 2002.

Revenues from sales of arch wire and high pressure sealing plugs increased approximately $250,000 during the second quarter of fiscal 2003.

These revenue increases were partially offset by a decrease of approximately $600,000 in shipments of superelastic tube, utilized in coronary applications and for other peripheral stenting, and a decrease of $100,000 in superelastic wire, utilized in various industrial applications.

Costs and Expenses.    Manufacturing costs (including costs associated with research and development revenues) increased to $6,122,000 for the three months ended December 31, 2002 from $4,451,000 during the same three-month period in fiscal 2002. This increase of $1,671,000, or 38%, is primarily the result of two factors. The Company experienced poor manufacturing yields in the second quarter of fiscal 2003 on both its wire-based and tube-based AAA stent components. The wire-based yield issues relate primarily to ramp-up issues on this relatively new product area. The tube-based yield issues result from process yield variabilities. The other factor leading to the increase in manufacturing costs was the reduction in shipments of higher margin superelastic tube in the second quarter of fiscal 2003 versus the second quarter in fiscal 2002.

Because of the foregoing, the Company’s gross margin from sales decreased to 35% for the three month period ended December 31, 2002, from 47% in the comparable period in fiscal 2002. The Company anticipates that improvements in manufacturing yields will result in an increase in the gross margin from sales during the balance of fiscal 2003.

General, selling and administrative expenses (including depreciation and amortization) decreased $194,000, or 7%, to $2,506,000 for the three months ended December 31, 2002, as compared to $2,700,000 during the same period of fiscal 2002. This decrease is primarily due to a reduction in corporate staffing, legal and severance costs. The Company incurred research and development expenses of $599,000 relating to its own internal products as well as the development of future products for the three months ended December 31, 2002 as compared to $656,000 incurred during the same period of fiscal 2002. Other expense decreased from $33,000 in the second quarter of fiscal year 2002 to $18,000 in the comparable period in fiscal year 2003, due primarily to an increase in interest income associated with a higher cash balance along with a reduction in interest expense associated with a reduced level of borrowing.

The Company recorded a benefit for income taxes of $6,968,000 for the second quarter of fiscal 2003 versus a provision for income taxes of $152,000 for the same period in fiscal 2002. This change is due primarily to a decrease in the deferred tax valuation allowance as of December 31, 2002 to recognize deferred tax assets at amounts considered by management, more likely than not, to be realized.

Net Income.    Primarily due to the federal tax benefit, the Company’s net income increased by $6,704,000, to $7,717,000 in the second quarter of fiscal 2003 compared to a net income of $1,013,000 for the same period in fiscal 2002. Excluding the recognition of the deferred tax asset, net income for the three month period ended December 31, 2002 was $695,000, compared to $1,013,000 for the three month period ended December 31, 2001.

Six Months Ended December 31, 2002, compared to Six Months Ended December 31, 2001.

Revenues.    Revenues increased 13% to $18,291,000 in the first six months of fiscal 2003 from $16,197,000 during the same period in fiscal 2002, an increase of $2,094,000. Shipments of wire-based medical stent components increased approximately $2,500,000 between the six month period ended December 31, 2001 and the six month period ended December 31, 2002 partially offset by a decline of approximately $100,000 of tube-based medical stent components during the same period. Looking forward to the balance of fiscal 2003, the company anticipates that overall AAA stent component activity will show a significant increase over the fiscal 2002 level based on information received from customers concerning the balance of fiscal 2003.

Other medical device component shipments, including products utilized in minimally invasive surgery and guidewire applications, increased approximately $1,000,000 between the first six months of fiscal 2002 and the first six months of fiscal 2003.

Revenues from sales of arch wire and high pressure sealing plugs increased approximately $800,000 during the first six months of fiscal 2003.

These revenue increases were partially offset by a decrease of approximately $1,500,000 in shipments of superelastic tube, utilized in coronary applications and for other peripheral stenting, and a decrease of $500,000 in superelastic wire, utilized in various industrial applications.

Costs and Expenses.    Manufacturing costs (including costs associated with research and development revenues) increased to $11,879,000 for the six months ended December 31, 2002 from $8,144,000 during the same six-month period in fiscal 2002. This increase of $3,735,000, or 46%, is primarily the result of two factors. The Company experienced poor manufacturing yields in the first six months of fiscal 2003 on both its wire-based and tube-based AAA stent components. The wire-based yield issues relate primarily to ramp-up issues on this relatively new product area. The tube-based yield issues result from process yield variabilities. The other factor leading to the increase in manufacturing costs was the reduction in shipments of higher margin superelastic tube in the first six months of fiscal 2003 versus the first six months of fiscal 2002.

Because of the foregoing, the Company’s gross margin from sales decreased to 35% for the six month period ended December 31, 2002, from 50% in the comparable period in fiscal 2002. The Company anticipates that improvements in manufacturing yields will result in an increase in the gross margin from sales during the balance of fiscal 2003.

General, selling and administrative expenses (including depreciation, amortization and a (gain) loss on disposal of assets) decreased $421,000, or 8%, to $4,767,000 for the six months ended December 31, 2002, as compared to $5,188,000 during the same period of fiscal 2002. This decrease is primarily due to a reduction in corporate staffing, legal and severance costs. The Company incurred research and development expenses of $1,216,000 relating to its own internal products as well as the development of future products for the six months ended December 31, 2002 as compared to $1,273,000 during the same period of fiscal 2002. Other expense decreased from $75,000 in the first six months of fiscal year 2002 to $38,000 in the comparable period in fiscal year 2003, due primarily to an increase in interest income associated with a higher cash balance along with a reduction in interest expense associated with a reduced level of borrowing.

The Company recorded a benefit for income taxes of $6,908,000 for the first six months of fiscal 2003 versus a provision for income taxes of $292,000 for the same period in fiscal 2002. This change is due primarily to a decrease in the deferred tax valuation allowance as of December 31, 2002 to recognize deferred tax assets at amounts considered by management, more likely than not, to be realized.

Net Income.    Primarily due to the federal tax benefit and the reduction in operating expenses, the Company’s net income increased by $6,017,000, to $8,515,000 for the first six months of fiscal 2003 compared to a net income of $2,498,000 for the same period in fiscal 2002. Excluding the recognition of the deferred tax asset, net income for the six month period ended December 31, 2002 was $1,493,000, compared to $2,498,000 for the six month period ended December 31, 2001.

(b)    LIQUITY AND CAPITAL RESOURCES

At December 31, 2002, the Company’s cash and cash equivalents balance was $5,141,000, an increase of $2,190,000 from $2,951,000 at the start of fiscal 2003. Cash provided by operations was $2,821,000 for the six months ended December 31, 2002. Cash used in investing activities was $528,000 for the six month period ended December 31, 2002, representing funds invested in property, plant and equipment. During the six months ended December 31, 2002, cash used in financing activities totaled $103,000, due principally to the pay-down of the Company’s note payable. Working capital at December 31, 2002, was $13,260,000, an increase of $4,381,000 from $8,879,000 at June 30, 2002. $2,537,000 of the increase in working capital was represented by the current portion of the deferred tax asset that was recognized as of December 31, 2002.

In fiscal 2002 and the first six months of fiscal 2003, ended on December 31, 2002, the primary capital requirement was to fund additions to property, plant and equipment.

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

On November 8, 2001, the Company completed a private equity placement with New England Partners and raised $750,000. Proceeds were raised through the sale of units, each of which consisted of two shares of common stock and a warrant to purchase one share of common stock. Each unit was priced at $2.00. The warrants are exercisable at $1.25 per share, exercisable for a period of five years from the date of issuance. New England Partners was granted piggyback registration rights to participate in the registration of the securities purchased in the private equity placement, which was completed in January 2001. The registration became effective August 28, 2002. Other terms and conditions were set forth in the definitive documents.

On January 31, 2001, the Company completed a private equity placement and raised $2,395,000. Proceeds were raised through the sale of units, each of which consisted of one share of common stock and a warrant to purchase one share of common stock. Each unit was priced at $1.00. The warrants are exercisable at $2.25 per share, valid for a period of three years from the date of issuance. Notwithstanding the foregoing, if the fair market value of one share of common stock of the Company is equal to or greater than $3.50 for twenty consecutive days during the term of the warrant, the Company has the right to demand that the holder exercise the warrant within a 30-day period. Failure of the holder to exercise the warrant within thirty days would cause the warrant to become void and the holder would lose all rights that it has with respect to the warrant. In accordance with the Securities Act of 1933, as amended, the Company filed a registration statement for the registration of the sale by the investors of their Company securities on April 12, 2001. The registration became effective December 27, 2001. Other terms and conditions were set forth in the definitive documents.

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

On December 31, 2001, the Company and Webster Bank reached an agreement on a third amendment to the Webster Facility. Under the terms of the third amendment which expires on December 31, 2003, the revolving loan now provides for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) 30% of eligible inventory provided, however, that at no time shall 85% of eligible accounts receivable be less than 50% of the outstanding revolver balance. Several existing term loans totaling $1,728,490 were refinanced into a single term loan, which is due December 31, 2005. The Webster Facility, as amended, includes an equipment loan line of credit that provides for equipment financing up to the lesser of $1,000,000 or 75% of the purchase price for eligible equipment through December 31, 2002. At December 31, 2002, advances of $276,000 had been taken on the equipment line of credit. The Company, on January 1, 2003, converted amounts borrowed under the line of credit to a term loan. The equipment loan line of credit may be extended through

December 31, 2003, at Webster Bank’s option. The other major provisions of the Webster Facility remain unchanged. At December 31, 2002, an aggregate amount of approximately $1,818,000 was outstanding under the Webster Facility. The Webster Facility is secured by substantially all the Company’s assets.

Interest on the revolving loan and equipment line of credit is variable based on LIBOR plus 2.5%. Interest on the outstanding term loan from December 31, 2001 is at a fixed rate of 7.55% per annum. Interest on the equipment advance converted January 1, 2003, to a term loan is at a variable rate based on LIBOR plus 2.5%.

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

The Company has substantial requirements to fund plant and equipment projects to support the expected increased sales volume of SMAs (“Shape Memory Alloys”) and superelastic materials during the fiscal year ending June 30, 2003, and beyond. The Company expects that it will be able to pay for these expenditures through a combination of existing working capital surplus, cash flow generated through operations and increased borrowings. The largest risk to the liquidity of the Company would be an event that caused an interruption of cash flow generated through operations, because such an event could also have a negative impact on the Company’s ability to access credit. The Company’s current dependence on a limited number of products and customers represents the greatest risk to regular operations.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated (“CII”), at the time the holder of both common stock and warrants of the Company, a “put” right if at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company’s components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut (provided, however, that assets, revenues, employees, operations and bank accounts attributable to any entity acquired by the Company shall not be considered when determining if the Company has satisfied such requirements so long as such entity (1) was acquired in an arm’s length transaction, (2) was not an affiliate of the Company and was not controlled by an affiliate of the Company prior to such acquisition, and (3) had been in existence and operating as a business for at least one year at the time of the acquisition). Upon CII’s exercise of its put, the Company shall be obligated to purchase from CII all the Company’s Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company’s common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company by CII. Using $2.00 as the put price per share, which exceeds the market price for the Company’s common stock on December 31, 2002, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $2.19 million. To the extent that the current market value of the Company’s common stock exceeds $2.00 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company’s liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to ensure that its operations do not move from Connecticut in a manner that would trigger CII’s put.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.

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

Other Factors That May Affect Future Results

•	trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives, in the U.S. and other countries in which we do business, that are placing increased emphasis on the delivery of more cost-effective medical therapies

•	the trend of consolidation in the medical device industry as well as among customers of medical device manufacturers, resulting in more significant, complex and long-term contracts than in the past and potentially greater pricing pressures

•	efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales

•	changes in governmental laws, regulations and accounting standards and the enforcement thereof that may be adverse to us

•	other legal factors including environmental concerns

•	agency or government actions or investigations affecting the industry in general or us in particular

•	changes in business strategy or development plans

•	business acquisitions, dispositions, discontinuations or restructurings

•	the integration of businesses acquired by us

•	availability, terms and deployment of capital

•	economic factors over which we have no control, including changes in inflation and interest rates

•	the developing nature of the market for our products and technological change

•	intensifying competition in the SMA field

•	success of operating initiatives

•	operating costs

•	advertising and promotional efforts

•	the existence or absence of adverse publicity

•	our potential inability to obtain and maintain patent protection for our alloys, processes and applications thereof, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties

•	the possibility that adequate insurance coverage and reimbursement levels for our products will not be available

•	our dependence on outside suppliers and manufacturers

•	our exposure to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical products

•	the ability to retain management

•	business abilities and judgment of personnel

•	availability of qualified personnel

•	labor and employee benefit costs

•	unanticipated economic impacts of the September 11, 2001 terrorist attack on the United States, any subsequent terrorists acts or of any related military action

•	natural disaster or other disruption affecting Information Technology and telecommunication infrastructures

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 5, 2002, the Company held its annual meeting of stockholders. At such meeting the Company’s six nominees for director, James G. Binch, W. Andrew Krusen, Jr., Jack H. Halperin, Esq., Kempton J. Coady III, Dr. Andrew L. Lux and Dr. Edwin Snape were elected to the Company’s Board of Directors by the vote specified below:

	No. of Votes
Nominee	For	Against/Withheld	Abstentions	Broker Non-Votes

James G. Binch	17,196,627	280,450	0	0
W. Andrew Krusen, Jr.	17,354,188	122,889	0	0
Jack H. Halperin, Esq.	17,354,188	122,889	0	0
Kempton J. Coady III	17,354,188	122,889	0	0
Dr. Andrew L. Lux	17,354,188	122,889	0	0
Dr. Edwin Snape	17,354,188	122,889	0	0

Also at such annual meeting, the Company’s stockholders approved amendments to the Company’s Amended and Restated 1997 Long-Term Incentive Plan to increase the number of shares subject to awards granted under the Plan from 2,000,000 shares to 4,000,000 shares and to change the fair market value determination date for directors’ awards to facilitate compliance with changes in the law. The vote on such amendments was 9,134,342 shares in favor, 1,837,610 shares against, 357,293 shares abstaining and 6,147,832 broker non-votes.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

None

(b)    REPORTS ON FORM 8-K

Current Report on Form 8-K furnished November 14, 2002 (Item 9) (Relating to the furnishing of certifications to the SEC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

Current Report on Form 8-K furnished January 24, 2003 (Item 9) (Relating to the furnishing of certifications to the SEC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMRY CORPORATION

Date: February 14, 2003	/S/ JAMES G. BINCH
James G. Binch CEO and Chairman
Date: February 14, 2003	/S/ ROBERT P. BELCHER
Robert P. Belcher Sr. Vice President—Finance & Administration Chief Financial Officer, Treasurer, and Secretary

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

Date:    February 14, 2003

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

Date:    February 14, 2003

/S/ ROBERT P. BELCHER
Robert P. Belcher Senior Vice President—Finance and Administration, Chief Financial Officer, Treasurer and Secretary (principal financial officer)