Form 10-Q
period 2003-03-31
MEMRY CORP
filed 2003-05-15
CIK 720896

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 0-14068

Memry Corporation

(Exact name of registrant as specified in its charter)

Delaware	06-1084424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Berkshire Blvd., Bethel, Connecticut	06801
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

As of May 9, 2003, 25,525,295 shares of the registrant’s common stock, par value $.01 per share, were issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Memry Corporation & Subsidiaries

Consolidated Balance Sheets

	March 31, 2003	June 30, 2002
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,361,000	$2,951,000
Accounts receivable, less allowance for doubtful accounts	5,340,000	5,883,000
Inventories (Note B)	3,420,000	4,296,000
Prepaid expenses and other current assets	84,000	25,000
Income tax receivable	66,000	—
Deferred tax asset	1,279,000	—

Total current assets	15,550,000	13,155,000

Property, Plant, and Equipment	13,524,000	12,406,000
Less accumulated depreciation	(7,399,000)	(6,068,000)

	6,125,000	6,338,000

Other Assets
Patents and patent rights, less accumulated amortization	1,100,000	1,200,000
Goodwill	1,038,000	1,038,000
Deferred financing costs, less accumulated amortization	9,000	19,000
Note receivable – related party (Note C)	110,000	110,000
Deferred tax asset	5,598,000	—
Deposits and other	243,000	328,000

	8,098,000	2,695,000

	$29,773,000	$22,188,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$713,000	$440,000
Accrued expenses (Note D)	1,815,000	3,106,000
Notes payable	569,000	716,000
Current maturities of capital lease obligations	2,000	5,000
Income tax payable	—	9,000

Total current liabilities	3,099,000	4,276,000

Notes Payable, less current maturities	1,112,000	1,292,000

Stockholders’ Equity
Common stock	255,000	253,000
Additional paid-in capital	48,856,000	48,708,000
Accumulated deficit	(23,549,000)	(32,341,000)

Total stockholders’ equity	25,562,000	16,620,000

	$29,773,000	$22,188,000

See Notes to Consolidated Financial Statements

Memry Corporation & Subsidiaries

Consolidated Statements of Income

For the Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
Revenues
Product Sales	$8,251,000	$7,283,000
Research and development	209,000	236,000

	8,460,000	7,519,000

Cost of Revenues
Manufacturing	5,567,000	4,562,000
Research and development	167,000	226,000

	5,734,000	4,788,000

Gross profit	2,726,000	2,731,000

Operating Expenses
General, selling and administration	2,182,000	2,389,000
Depreciation and amortization	87,000	78,000

	2,269,000	2,467,000

Operating Income	457,000	264,000

Other income (expense)
Interest expense	(30,000)	(35,000)
Interest income	16,000	6,000

	(14,000)	(29,000)

Income before income taxes	443,000	235,000

Provision (benefit) for income taxes (Note F)	166,000	(8,000)

Net Income	$277,000	$243,000

Basic Earnings Per Share:	$0.01	$0.01
Diluted Earnings Per Share:	$0.01	$0.01

See Notes to Consolidated Financial Statements

Memry Corporation & Subsidiaries

Consolidated Statements of Income

For the Nine Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
Revenues
Product Sales	$26,158,000	$22,945,000
Research and development	594,000	772,000

	26,752,000	23,717,000

Cost of Revenues
Manufacturing	17,241,000	12,436,000
Research and development	371,000	496,000

	17,612,000	12,932,000

Gross profit	9,140,000	10,785,000

Operating Expenses
General, selling and administration	6,806,000	7,413,000
Depreciation and amortization	242,000	242,000
Gain on disposal of assets	(12,000)	—

	7,036,000	7,655,000

Operating Income	2,104,000	3,130,000

Other income (expense)
Interest expense	(98,000)	(125,000)
Interest income	44,000	20,000

	(54,000)	(105,000)

Income before income taxes	2,050,000	3,025,000

Provision (benefit) for income taxes (Note F)	(6,742,000)	284,000

Net Income	$8,792,000	$2,741,000

Basic Earnings Per Share:	$0.35	$0.11
Diluted Earnings Per Share:	$0.34	$0.11

See Notes to Consolidated Financial Statements

Memry Corporation & Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
Cash Flows From Operating Activities:
Net Income	$8,792,000	$2,741,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,446,000	1,449,000
(Gain) loss on disposal of assets	(12,000)	13,000
Deferred taxes	(6,877,000)	—
Compensation paid by issuance of common stock & other equity instruments	102,000	182,000
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	543,000	(666,000)
Decrease (increase) in inventories	876,000	(693,000)
(Increase) decrease in prepaid expenses	(59,000)	95,000
Decrease (increase) in other assets	85,000	(120,000)
Decrease in note receivable	—	30,000
Decrease (increase) in income tax payable	(75,000)	68,000
Decrease in advances payable	—	(600,000)
Decrease in accounts payable and accrued expenses	(1,018,000)	(971,000)

Net cash provided by operating activities	3,803,000	1,528,000

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(1,151,000)	(843,000)
Proceeds from sale of equipment	40,000	—

Net cash used in investing activities	(1,111,000)	(843,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	48,000	750,000
Repayment of note payable	(327,000)	(316,000)
Repayment of revolver loan payable	—	(886,000)
Principal payments on capital lease obligations	(3,000)	(3,000)

Net cash used in financing activities	(282,000)	(455,000)

Increase in cash and cash equivalents	2,410,000	230,000

Cash and cash equivalents, beginning of period	2,951,000	1,075,000

Cash and cash equivalents, end of period	$5,361,000	$1,305,000

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Exercise of stock options, cash received from agent subsequent to March 31, 2002	—	113,000

See Notes to Consolidated Financial Statements

MEMRY CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation, have been included. Operating results for the nine month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending June 30, 2003 (“fiscal 2003”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2002 (“fiscal 2002”) of Memry Corporation (the “Company”).

Note B.  INVENTORIES

Inventories at March 31, 2003, and June 30, 2002, are summarized as follows:

	March 31	June 30
Raw Materials	$1,092,000	$932,000
Work-in-process	1,772,000	2,353,000
Finished goods	896,000	1,257,000
Allowance for slow-moving and obsolete inventory	(340,000)	(246,000)

	$3,420,000	$4,296,000

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

Note D.  ACCRUED EXPENSES

Accrued Expenses at March 31, 2003 and June 30, 2002 are summarized as follows:

	March 31	June 30
Accrued Expenses-Other	$980,000	$1,027,000
Accrued Incentive Compensation	100,000	864,000
Accrued Vacation Pay	476,000	426,000
Accrued Severance	92,000	504,000
Accrued Payroll	167,000	285,000

	$1,815,000	$3,106,000

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

	Three Months Ended 03/31/2003	Three Months Ended 03/31/2002	Nine Months Ended 03/31/2003	Nine Months Ended 03/31/2002
Number of Basic Shares Outstanding	25,513,909	24,510,167	25,446,879	24,105,366
Effect of Dilutive Securities:
Warrants	84,435	297,429	120,240	147,259
Options	122,128	145,711	160,243	62,370

Weighted Average Number of Shares Outstanding	25,720,472	24,953,307	25,727,361	24,314,995

Note F.  INCOME TAXES

A reconciliation of the anticipated income tax provision (computed by applying the statutory Federal income tax rate (34%) to income before income taxes) to the income tax provision (benefit) as reported in the statements of income are as follows:

	Three Months Ended 03/31/2003	Three Months Ended 03/31/2002	Nine Months Ended 03/31/2003	Nine Months Ended 03/31/2002
Provision for income taxes at statutory Federal rate	$151,000	$80,000	$697,000	$1,029,000
State taxes, net of Federal benefit	22,000	12,000	102,000	151,000
Decrease in deferred tax valuation allowance	—	(80,000)	(7,569,000)	(1,029,000)
Other	(7,000)	(20,000)	28,000	133,000

Total provision (benefit) for income taxes	$166,000	$(8,000)	$(6,742,000)	$284,000

As of March 31, 2003, the Company had net operating loss carryforwards of approximately $16,451,000 available to reduce future Federal taxable income, which expire in 2005 through 2011.

Note G.  STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued to employees and directors under the Company’s stock option and warrant plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. On January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net income and per share amounts for 2003 and 2002 would have been decreased (increased) to the pro forma amounts shown below:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Nine Months Ended March 31, 2003	Nine Months Ended March 31, 2002
Net income, as reported	$277,000	$243,000	$8,792,000	$2,741,000
Deduct: total stock-based employee	46,077	15,817	83,910	(35,503)

compensation expense determined under fair value based method for all awards, net of related tax effects

Pro forma net income	$230,923	$227,183	$8,708,090	$2,776,503

Basic earnings per share:
As reported	$.01	$.01	$.35	$.11

Pro forma	$.01	$.01	$.34	$.12

Diluted earnings per share:
As reported	$.01	$.01	$.34	$.11

Pro forma	$.01	$.01	$.34	$.11

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                    OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and operating results. Certain statements under this caption may constitute “forward-looking statements”. See Part II — “Other Information”.

(a)     RESULTS OF OPERATIONS

Three Months Ended March 31, 2003, compared to Three Months Ended March 31, 2002.

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

Revenues increased 13% to $8,460,000 in the third quarter of fiscal 2003 from $7,519,000 during the same period in fiscal 2002, an increase of $941,000. Shipments of wire-based medical stent components decreased approximately $100,000 in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 and tube-based medical stent components increased approximately $1,200,000 in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. Looking forward, the Company anticipates that overall AAA stent component activity for the next six months will reflect a significant decrease from the shipment levels of the second and third quarters of fiscal 2003. The Company also anticipates that increased competition in superelastic tube supply will put pressure on prices in selected segments of the business.

Other medical device component shipments, including products utilized in minimally invasive surgery and guidewire applications, increased approximately $400,000 in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002.

Revenues from sales of arch wire and high pressure sealing plugs decreased approximately $150,000 during the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002.

Revenue from semi-finished material shipments also decreased in the third quarter of fiscal 2003 versus the third quarter of fiscal 2002. Shipments of superelastic tube, utilized in coronary applications and for other peripheral stenting, decreased approximately

$300,000 and superelastic wire, utilized in various industrial applications, decreased $120,000. The Company anticipates that increasing competition will put pressure on pricing for superelastic tube during the balance of fiscal 2003 and fiscal 2004.

Costs and Expenses.  Manufacturing costs (including costs associated with research and development revenues) increased to $5,734,000 for the three months ended March 31, 2003 from $4,788,000 during the same three month period in fiscal 2002, an increase of $946,000, or 20%. A portion of this increase is explained by the 13% increase in revenue. In addition, there was a shift in product mix, including a smaller percentage of high margin superelastic tube, and higher product costs in eastern operations due to unfavorable plant absorption.

Because of the foregoing, the Company’s gross margin from sales decreased to 32% for the three month period ended March 31, 2003, from 36% in the comparable period in fiscal 2002. The Company does not anticipate improvement in gross margins for the next six to nine months due to a weak forecast for AAA stent component demand and the resultant negative impact on manufacturing plant absorption and competitive pricing pressure on certain segments of the superelastic tube business.

General, selling and administrative expenses (including depreciation and amortization) decreased $198,000, or 8%, to $2,269,000 for the three months ended March 31, 2003, as compared to $2,467,000 during the same period of fiscal 2002. This decrease is primarily due to a reduction in consulting, bonus accrual and legal costs. The Company incurred research and development expenses of $631,000 relating to its own internal products as well as the development of future products for the three months ended March 31, 2003 as compared to $708,000 incurred during the same period of fiscal 2002. Other expense decreased from $29,000 in the third quarter of fiscal 2002 to $14,000 in the comparable period in fiscal 2003, due primarily to an increase in interest income associated with a higher cash balance along with a reduction in interest expense associated with a reduced level of borrowing.

The Company recorded a provision for income taxes of $166,000 for the third quarter of fiscal 2003 versus a tax benefit of ($8,000) for the same period in fiscal 2002. This change is due primarily to an increase in deferred tax expense associated with the utilization of net operating loss carryforwards during the third quarter of fiscal 2003. In addition, there was a favorable retroactive IRS tax ruling in the same period of fiscal 2002.

Net Income.  Primarily due to a decrease in general, selling and administrative expenses, substantially offset by an increase in the provision for income taxes, the Company’s net income increased by $34,000, to $277,000 in the third quarter of fiscal 2003 compared to a net income of $243,000 for the same period in fiscal 2002.

Nine Months Ended March 31, 2003, compared to Nine Months Ended March 31, 2002.

Revenues.   Revenues increased 13% to $26,752,000 in the first nine months of fiscal 2003 from $23,717,000 during the same period in fiscal 2002, an increase of $3,035,000. Shipments of wire-based medical stent components increased approximately $2,500,000 in the nine month period ended March 31, 2003 compared to the nine month period ended March 31, 2002 and tube-based medical stent components increased approximately $1,100,000 in the nine month period ended March 31, 2003 compared to the same period in fiscal 2002. Looking forward, the Company anticipates that overall AAA stent component activity for the next six months will reflect a significant decrease from the shipment levels of the second and third quarters of fiscal 2003.

Other medical device component shipments, including products utilized in minimally invasive surgery and guidewire applications, increased approximately $1,400,000 in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002.

Revenues from sales of arch wire and high pressure sealing plugs increased approximately $600,000 during the first nine months of fiscal 2003 compared to the same period in fiscal 2002.

These revenue increases were partially offset by a decrease of approximately $1,800,000 in shipments of superelastic tube, utilized in coronary applications and for other peripheral stenting, and a decrease of $700,000 in superelastic wire, utilized in various industrial applications. The Company anticipates that increasing competition will put pressure on pricing for superelastic tube during the balance of fiscal 2003 and fiscal 2004. The Company also anticipates that increased competition in superelastic tube supply will put pressure on prices in selected segments of the business.

Costs and Expenses.   Manufacturing costs (including costs associated with research and development revenues) increased to $17,612,000 for the nine months ended March 31, 2003 compared to $12,932,000 during the same nine-month period in fiscal 2002. This increase of $4,680,000, or 36%, is the result of several factors. Part of the increase is explained by the 13% increase in revenue. In addition, the Company has experienced poor manufacturing yields in both its wire and tube based AAA stent component business in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. Also, there has been a significant reduction in the percentage of high margin superelastic tube in the product mix that has had a negative impact on margins in fiscal 2003 versus fiscal 2002.

Because of the foregoing, the Company’s gross margin from sales decreased to 34% for the nine month period ended March 31, 2003, from 45% in the comparable period in fiscal 2002. The Company does not anticipate improvement in gross margins for the next six to nine months due to a weak forecast for AAA stent component demand and the resultant negative impact on manufacturing plant absorption and competitive pricing pressure on certain segments of the superelastic tube business.

General, selling and administrative expenses (including depreciation, amortization and a gain on disposal of assets) decreased $619,000, or 8%, to $7,036,000 for the nine months ended March 31, 2003, as compared to $7,655,000 during the same period of fiscal 2002. This decrease is primarily due to a reduction in consulting, bonus accrual and legal costs. The Company incurred research and development expenses of $1,847,000 relating to its own internal products as well as the development of future products for the nine months ended March 31, 2003 as compared to $1,981,000 during the same period of fiscal 2002. Other expense decreased from $105,000 in the first nine months of fiscal 2002 to $54,000 in the comparable period in fiscal 2003, due primarily to an increase in interest income associated with a higher cash balance along with a reduction in interest expense associated with a reduced level of borrowing.

The Company recorded a tax benefit of ($6,742,000) for the first nine months of fiscal 2003 versus a provision of $284,000 for the same period in fiscal 2002. This change is due primarily to a decrease in the deferred tax valuation allowance during the second quarter of fiscal 2003 to recognize deferred tax assets at amounts considered by management, more likely than not, to be realized.

Net Income.  Primarily due to the federal tax benefit and the reduction in operating expenses, the Company’s net income increased by $6,051,000, to $8,792,000 for the first nine months of fiscal 2003 compared to a net income of $2,741,000 for the same period in fiscal 2002. Excluding the recognition of the deferred tax asset of $6,877,000, net income for the nine month period ended March 31, 2003 was $1,915,000, compared to a net income of $2,741,000 for the nine month period ended March 31, 2002. Memry’s management believes that this non-GAAP measure (reversing the effect of the recognition of the deferred tax asset) is useful to investors because it allows comparisons to prior periods, and management uses the measure for such purpose.

(b)  LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company’s cash and cash equivalents balance was $5,361,000, an increase of $2,410,000 from $2,951,000 at the start of fiscal 2003. Cash provided by operations was $3,803,000 for the nine months ended March 31, 2003. Cash used in investing activities was $1,111,000 for the nine month period ended March 31, 2003, representing funds invested in property, plant and equipment. During the nine months ended March 31, 2003, cash used in financing activities totaled $282,000, reflecting principally the pay-down of the Company’s note payable. Working capital at March 31, 2003, was $12,451,000, an increase of $3,572,000 from $8,879,000 at June 30, 2002. $1,279,000 of the increase in working capital was represented by the current portion of the deferred tax asset that was recognized as of March 31, 2003.

In fiscal 2002 and the first nine months of fiscal 2003, ended on March 31, 2003, the primary capital requirement was to fund additions to property, plant and equipment.

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

On June 30, 1998, the Company and Webster Bank entered into a Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement and related financing documents and agreements, with amendments to certain of such documents entered into on each of November 30, 1999, June 30, 2001 and December 31, 2001 (the “Webster Facility”).

The Webster Facility includes a revolving loan now for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) 30% of eligible inventory provided, however, that at no time shall 85% of eligible accounts receivable be less than 50% of the outstanding revolver balance. The termination date of the revolving loan is December 31, 2003. In connection with the amendment to the Webster Facility entered into on December 31, 2001, several existing term loans totaling $1,728,490 were refinanced into a single term loan, which is due December 31, 2005. The Webster Facility includes an equipment loan line of credit that provides for equipment financing up to the lesser of $1,000,000 or 75% of the purchase price for eligible equipment through December 31, 2002. At December 31, 2002, advances of $276,000 had been taken on the equipment line of credit. The Company, on January 1, 2003, converted amounts borrowed under the equipment line of credit to a term loan. The equipment loan line of credit may be extended through December 31, 2003, at Webster Bank’s option. At March 31, 2003, an aggregate amount of approximately $1,681,000 was outstanding under the Webster Facility. The Webster Facility is secured by substantially all of the Company’s assets.

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

The Company has requirements to fund plant and equipment projects to support the expected increased sales volume of Shape Memory Alloys (SMAs) and superelastic materials during the fiscal year ending June 30, 2003, and beyond. The Company expects that it will be able to pay for these expenditures through a combination of existing working capital surplus, cash flow generated through operations and increased borrowings. The largest risk to the liquidity of the Company would be an event that caused an interruption of cash flow generated through operations, because such an event could also have a negative impact on the Company’s ability to access credit. The Company’s current dependence on a limited number of products and customers represents the greatest risk to regular operations.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated (“CII”), at the time the holder of both common stock and warrants of the Company, a “put” right if at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company’s components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut (provided, however, that assets, revenues, employees, operations and bank accounts attributable to any entity acquired by the Company shall not be considered when determining if the Company has satisfied such requirements so long as such entity (1) was acquired in an arm’s length transaction, (2) was not an affiliate of the Company and was not controlled by an affiliate of the Company prior to such acquisition, and (3) had been in existence and operating as a business for at least one year at the time of the acquisition). Upon CII’s exercise of its put, the Company shall be obligated to purchase from CII all the Company’s Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company’s common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company by CII. Using $2.00 as the put price per share, which exceeds the market price for the Company’s common stock on March 31, 2003, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $2.19 million. To the extent that the current market value of the Company’s common stock exceeds $2.00 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company’s liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to ensure that its operations do not move from Connecticut in a manner that would trigger CII’s put.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

In addition, we reviewed our internal controls, and there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 10, 2003, the Company issued 62,500 warrants to purchase common stock, exercisable at $1.70 per share, valid for five years from the date of issue, to Trautman Wasserman & Co., Inc. as partial payment for investment banking services. Such issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit Number	Description of Exhibits
4.1	Warrant No. 03-01 to Purchase Common Stock of the Company, dated April 10, 2003, issued to Trautman Wasserman & Co., Inc.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  REPORTS ON FORM 8-K

Current Report on Form 8-K filed January 24, 2003 (Items 5 and 7) (Relating to a press release announcing management’s estimate of earnings for the second quarter of fiscal year 2003).

Current Report on Form 8-K furnished February 14, 2003 (Item 9) (Relating to the furnishing of certifications to the SEC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMRY CORPORATION

Date: May 15, 2003	/s/ JAMES G. BINCH
James G. Binch CEO and Chairman

Date: May 15, 2003	/s/ ROBERT P. BELCHER
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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ ROBERT P. BELCHER
Robert P. Belcher Senior Vice President – Finance and Administration, Chief Financial Officer, Treasurer and Secretary (principal financial officer)