Form 10-K
period 2003-06-30
MEMRY CORP
filed 2003-09-29
CIK 720896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-14068

Memry Corporation

(Exact name of registrant as specified in its charter)

Delaware	06-1084424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Berkshire Blvd., Bethel, CT	06801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (203) 739-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $45,144,090 on December 31, 2002 based upon the closing trade price of $1.77 on that date.

The number of shares outstanding of the registrant’s Common Stock as of September 19, 2003 was 25,537,522.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held in December, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Memry Corporation

For The Year Ended June 30, 2003

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

The major defining properties of the SMAs with which the Company works are “superelasticity” and “thermal shape memory.” Currently the predominant SMA utilized by the Company is a nickel-titanium alloy commonly referred to as nitinol. The mechanical properties that can be engineered into nitinol-based devices permit innovative product designs that presently would be difficult or impossible to replicate with other materials. Unlike ordinary metal, certain SMAs are capable of fully recovering their shape after being deformed as much as six to eight percent, and of performing this recovery on a repeated basis. This is more than ten times the recovery ability of ordinary metals. This “superelasticity” feature has applications for surgical instruments and devices, orthodontic apparatus, cellular telephone antennae, and other devices. Thermal recovery applications typically involve instances where a device is controlled or actuated in response to a pre-determined thermal change. Examples of such uses include heat activated coupling or sealing devices, valve actuation systems, and thermally actuated mechanical systems. The majority of today’s commercial applications involve the use of the materials’ “superelastic” properties.

MARKETS

Medical Device Industry. Although the Company has expertise in a variety of SMAs, the Company utilizes primarily the superelastic characteristic of nitinol for medical device applications. The value of nitinol’s superelastic characteristics in the medical device sector is its ability to provide ease of access and delivery of sophisticated medical devices. In addition, nitinol is kink resistant, exerts a constancy of force, is biocompatible (non-toxic) and is non-ferromagnetic, thereby allowing the use of magnetic resonance imaging (MRI) on patients with nitinol-based implants. Because of these unique characteristics, nitinol is becoming integral to the design of a variety of new medical products, notably for peripheral vascular and non-vascular stents, guidewires and catheters, urological products and orthopedic devices.

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

Stents have emerged as one of the fastest growing segments of the medical device market. Stents are used increasingly as adjuncts or alternatives to a variety of medical procedures because it is believed they are beneficial to overall patient outcome and may, over time, reduce total treatment costs. From its infancy in 1990, the stent market has grown to estimated worldwide sales of approximately $3.5 billion in 2002. The vast majority of these stents are utilized in the treatment of coronary artery disease and are made primarily of stainless steel. Coronary stents are normally deployed through the expansion of a balloon on a catheter-based delivery system with a second balloon frequently used to further expand the stent.

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

The use of nitinol in the orthopedic marketplace utilizes both the super-elastic and shape memory characteristics of the material, depending upon the application. This market can be segregated into two product classifications, implantables and tools/instrumentation. Implantable devices which benefit from the properties of nitinol range from bone staples, which utilize the shape memory properties of the material in total joints or trauma surgeries to reduce and ultimately enable repair of fractures, to fixation devices which utilize the super-elastic characteristics of nitinol. The superelastic characteristics of nitinol enhance the capabilities of arthroscopic surgery by providing additional flexibility in the tools and instrumentation. This additional flexibility is also valuable in spinal fusion devices and replacement products.

A wide range of retrieval devices, stents, and catheters for use in the urological market place are further enhanced by the superelastic characteristics of nitinol. Flexibility and placement options, heretofore extremely difficult or impossible to obtain utilizing current materials are now much more readily accessible through the design inclusion of nitinol. Multifaceted assemblies, made from either nitinol wire or laser cut nitinol tubing in the form of baskets, graspers, or coils are less invasive and less traumatic to the system due to the increased flexibility and pre-set response temperatures made possible by the properties of this alloy.

Memry currently produces the wire, strip and tubing that are used to fabricate guidewires, catheters, stents, urological and orthopaedic components and increasingly provides completed sub assemblies to medical device companies, as well as other surgical and diagnostic instrument components. In fiscal 2003, sales to medical device companies accounted for approximately 90% of revenue.

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

Examples of such products the Company currently provides to these markets include sealing devices, actuators and fasteners. Memry currently sells heat actuated sealing devices used in diesel engine fuel injection systems to maintain air pressure. Fasteners are products that also employ the characteristics of shape memory to hold or couple two pieces of wire and/or metal together. A superelastic nitinol wire is sold as the element wire in retractable antennae for portable cellular telephones. It has superior durability and quickly recovers its straight shape when bending stresses are removed. The superelasticity effect helps to avoid kinking and deformation. Non-medical sector sales accounted for approximately 10% of fiscal 2003 revenues.

OPERATIONS

The Company conducts its business through two manufacturing locations: Menlo Park, California and Bethel, Connecticut. During fiscal 2001, the Company sold its Belgium facility, comprised of the Belgian corporation formerly known as Advanced Materials and Technologies, N.V., which was acquired by Memry in October 1998.

Located in Menlo Park, California, the western facility produces semi-finished SMAs in two basic forms: wire and tube. This facility also provides added value to its tubular product through laser processing, shape setting and polishing procedures resulting in the delivery of finished stent components, as well as certain other value-added activities.

Memry’s eastern manufacturing operations, located in the same facility as the Company’s corporate headquarters in Bethel, Connecticut, processes wire into semi-finished strip, and produces formed components and value-added sub-assemblies, predominantly based on wire and strip-based SMAs. The microcoil and guidewire components utilized in various medical procedures are fabricated and supplied from the Company’s eastern operations in Bethel, Connecticut.

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

PRODUCTS AND SERVICES

Beta-Titanium Alloy. Memry announced during fiscal year 2002 that it had received a patent for a new nickel-free titanium alloy. The new alloy contains small amounts of molybdenum, aluminum, vanadium and niobium. The Company believes it is the first nickel-free titanium alloy that is also super-elastic and exhibits shape recovery properties. The Company is currently engaged in research, including co-operative university programs, to further map the properties of the new alloy. Memry believes the new alloy may offer advantages over existing materials in a variety of applications, including eyewear, orthodontia, and orthopedic devices. If the Company is successful in developing commercial applications for this material, it is likely that a combination of licensing and in-house processing of the material in semi-finished form will be employed to realize value from the alloy.

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

Formed Components. Formed components are typically non-standard products. Formed components are made by taking the semi-finished materials and further processing them by bending, kinking, stamping, crimping, laser cutting, electropolishing, etc., into specific forms as specified by customers. Examples of applications for formed components include the bending or arching of wire for use as orthodontic braces, helical and strip actuators, micro coils, patented locking rings for electronic connectors, enabling components of medical instruments (particularly stent structures), and sealing components.

Sub-Assemblies. Memry manufactures and sells value-added sub-assemblies to OEMs, principally in the medical device field. This comprises taking the semi-finished materials and/or formed components produced by Memry and combining or assembling them with other products that have been outsourced by Memry to form a larger component or “sub-assembly” of the OEMs’ finished product. Memry combines its SMA expertise with additional manufacturing and process knowledge and third-party supply chain management to cost-effectively produce a sub-assembled product for OEMs. The single largest portion of Memry’s eastern business is selling assemblies and components to United States Surgical (“USS”), a division of Tyco Medical, and other medical industry OEMs. The primary item sold by Memry to USS is a SMA sub-assembly used by USS for endoscopic instruments. The use of superelastic SMAs allows the instruments to be constrained outside the body, inserted into the body in its constrained form through small passages, to then take a different shape while inside the body, and then to return to their constrained shape for removal. The primary value-added product produced by the Company’s Menlo Park operations are finished stent rings utilized by Medtronic AVE in their AneuRx AAA stent graft product.

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

STRATEGY

The Company’s strategy has several components which support each other. Most fundamental is to maintain the Company’s leadership position in the provision and processing of SMAs. This requires Memry to continue developing the relevant technology and also to become a very efficient and cost effective manufacturer. A second element of the strategy is to diversify and expand the Company’s revenue base by providing additional products and services. This will enable Memry to attract new customers and to expand our business with our existing customer base. A third element of the strategy is to obtain value from the Company’s body of intellectual property through licensing, joint venture, or sale of technology. Finally, Memry is beginning to explore the possibility of expanding the Company’s product and service offerings through acquisition or joint venture. Each of these strategic elements will be further described below.

Strengthen position in Shape Memory Alloys. Memry’s core business remains focused on its expertise in shape memory alloys, particularly nitinol, with the objective of sustaining growth in both the medical and non-medical markets. Because of the innovative nature of the medical device industry, however, the Company has found the return on invested development resources to be most attractive in the medical device sector. The Company therefore focuses the majority of its engineering and manufacturing expertise on the development of products for the medical device markets, where the properties provided by SMAs provide significant performance advantages or, in many cases, represent the enabling component of the medical device.

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

In order to continue to advance the Company’s leadership position in SMAs, the Company continues to implement the following initiatives:

Continued Advancements in Processing Expertise and Quality Assurance. Nitinol is a non-linear material, which makes it a very difficult material to process. Memry believes that one of its competitive advantages is its ability to effectively process this material. One of these processes is the production of tubes used primarily in the production of stents. The Company believes that this process, proprietary to the Company, will provide Memry with an advantage over competitors with regard to product quality and cost for selected products when it is fully implemented. Memry has underway a number of process enhancement initiatives designed to enhance both the current manufacturing processes and Memry’s competitive position, some of which are intended to result in new patent applications. Because many of the materials produced by Memry are used in medical devices, the product quality requirements placed on Memry by its customers are high. Both of Memry’s U.S. manufacturing facilities are ISO 9001:1994 certified.

Modernizing Manufacturing Capabilities. To meet growing demand, particularly in the medical device market for the production of nitinol stents and other components, the Company has committed to optimizing the manufacturing efficiency of its current facilities and expects to invest between $1.5 million and $2.5 million in capital equipment and facility improvements in fiscal 2004.

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

Provide new products and services.

Background. The medical device industry has been undergoing significant change over the last few years. As part of that change, many of the larger participants have recognized that their competitive differentiation comes from two key elements: device design and product marketing. These are the core competencies in which successful medical device companies excel and on which many medical device companies are focusing their resources. As a result, industry participants are looking to outsource to other companies with specialized expertise some of the other essential parts of the business; especially engineering incorporating advanced material technologies and manufacturing processes. These factors have resulted in a growing trend towards outsourcing in the medical device industry, impacting the full breadth of the manufacturing cycle from material engineering to final product assembly.

The market drivers for the outsourcing trend include increased competitive pressures, a need to shorten the device development cycle, and efficient use of resources.

Memry believes that it can address the market opportunity created by these changes in the medical device industry. By combining a strong advanced materials technological capability to assist medical device companies with engineering skills that address issues involving the characteristics of SMAs, as well as developing cost effective, high quality manufacturing processes and supply chain relationships, Memry believes that it can alleviate these issues for its OEM customers.

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

Processing of Additional Formed Components. Over the past several years, the Company has taken advantage of additional opportunities in the market to increase its business of processing semi-finished material into formed components. While the Company will continue to seek out new opportunities for such formed components, in fiscal year 2004 the Company anticipates that it will focus its resources to a somewhat greater extent on seeking additional customers for existing component concepts and new opportunities for its semi-finished material.

Obtain value from intellectual property. Over the years, Memry has developed a considerable amount of intellectual property (IP). Some of it is in the form of patents, other in the form of trade secrets and know-how. Recently the Company has been working on a program to obtain value from this IP in other than its traditional route of manufacturing and selling product. The Company is currently in discussions with companies in several industries to attempt to license its new beta-titanium product (flexium) described above. If successful, Memry would likely receive a royalty payment of some sort for the right to utilize the new alloy in a particular application. No royalty payments have been received to date, and there is no guarantee that Memry will be successful in these negotiations. Memry also hopes to derive value from a technology that has applications in the oil-field service industry.

Expand Memry’s product and service offering through acquisition or joint venture. While there remain attractive growth opportunities in the core product/service areas described above, Memry plans to investigate broadening the Company’s capabilities through acquisition or joint venture. Memry anticipates that any acquisition or joint venture would be in a business segment that is strategically related to its current business.

MARKETING AND SALES

Sales to Raychem. In 1996, in connection with the acquisition by Memry of its West coast facility from Raychem Corporation (the “Raychem Acquisition”), Memry and Raychem entered into a Private Label/Distribution Agreement pursuant to which Raychem was made Memry’s exclusive distributor for the product line acquired by Memry in certain specified fields of use for an initial term of five years. Sales by the Company to certain customers, including USS, were excluded from the scope of this Agreement, as were any future sales for all medical implant and certain consumer recreational applications. In February 2000, Memry and the Raychem division of Tyco International entered into a Sales Agency Agreement in order to replace the original agreement between the two parties. Under the revised agreement, all medical applications were marketed and sold directly by Memry’s internal sales and marketing organization. At the same time, Memry retained Raychem to be its exclusive sales agent for all industrial and commercial applications served by the Company, including sales to the orthodentia and endodentia markets. Industrial and commercial sales handled by Raychem under the agreement are reported as gross sales, with commission due Raychem treated as ordinary sales expense. The Company terminated this agreement effective September 30, 2002. Subsequent to this date, products previously sold by Raychem have been marketed and sold by Company personnel.

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

Personnel. The Company currently has 9 sales and marketing personnel, of which 8 operate primarily from headquarters, and 1 is the manager for the overall activity.

Material Customers. The Company’s largest customers are Medtronic and Tyco, accounting for approximately 46% and 22% of the Corporation’s total revenue in fiscal year 2003. No other customer accounted for more than 10% of total revenue.

Customer Agreements. The Company executed supply agreements in fiscal year 2003 with two of the important customers.

Medtronic supply agreement. The Company executed this agreement during fiscal 2003 for a term of three years, however, Medtronic has the right to terminate this agreement after the second anniversary date for any reason or no reason. In addition, the agreement provides for renewal terms of two years each at Medtronic’s option, subject to the Company’s right to reject any renewal term, all on the terms set forth in the agreement. The agreement covers all current products sold to Medtronic, and includes a right of first refusal during the term on next generation developments. The agreement also provides for research and development initiative support and collaboration. This agreement provides for a forecast of product to be supplied by the customer to the Company, with a commitment of purchase at varying levels on a quarterly basis.

Tyco supply agreement. The Company and Tyco HealthCare Group LP executed this exclusive agreement for a term of three years wherein the Company is the exclusive supplier for all nitinol base organ retrieval bags. The Company is also named as a preferred supplier for all successor products.

SOURCES OF SUPPLY

The principal raw material used by the Company is SMAs. The Company obtains its SMAs from two principal sources: Teledyne Wah Chang, of Albany, Oregon and Special Metals Corporation, of New Hartford, New York. The Company expects to be able to continue to acquire SMAs in sufficient quantities for its needs from these suppliers. In addition, if the Company were, for whatever reason, not able to secure an adequate supply of SMAs from these suppliers, the Company believes that other sources exist that would be able to supply the Company with sufficient quantities of SMAs, although the Company could suffer some transitional difficulties if it had to switch to such alternative sources.

While the Company also relies on outside suppliers for its non-SMA components of sub-assembled products, the Company does not anticipate any difficulty in continuing to obtain non-SMA raw materials and components necessary for the continuation of the Company’s business.

COMPETITION

The Company faces competition from other SMA processors, who compete with the Company in the sale of semi-finished materials (primarily with the Company’s California operation) and formed components (with Memry’s Connecticut and California operations). There are several major U.S., European and Japanese companies engaged in the supply or use of SMAs, some of which have substantially greater resources than the Company. Within the U.S., the two major SMA suppliers to both the Company and the industry as a whole are Teledyne Wah Chang and Special Metals Corporation. Each of these companies has substantially greater resources than the Company and could determine that it wishes to compete with the Company in the Company’s markets. Special Metals has in fact become a competitor of the Company for semi-finished wire and strip materials. Japanese competitors include Furakawa Electric Co. and Daido, both of which produce SMAs and sell to users in Japan and internationally. The principal European competitors are Memometal, a private French company, Minitubes SA, a private French nitinol tube supplier, and G. Rau/EuroFlex, a German company that has a business relationship with NDC (see below). In addition, AMT (formerly Memry Europe) is a European competitor. However, pursuant to the License and Supply Agreement between Memry and AMT, the parties agreed that AMT has the rights to use certain of our technology only in Europe and Asia, while we have retained such rights elsewhere. The Company believes that Cordis/Johnson and Johnson, through its subsidiary Nitinol Devices and Components Company (NDC), is the largest competitor, followed by Shape Memory Alloy Applications, Inc., recently acquired by Johnson Matthey Inc.

The Company intends to compete, and advance its position based primarily on its manufacturing capabilities, its proprietary intellectual property positions, its knowledge of the processing parameter of the alloys, and its unique design and assembly capabilities, particularly in the medical device field. However, Memry has experienced increased competitive pressure over the past fiscal year, and anticipates that this pressure will continue in the future. It is likely that this competitive activity will result in downward pressure on prices and have a negative impact on gross margins.

PATENTS AND TRADEMARKS

In the last decade, the Company has received nine issuances of U.S. patents in the fields of medical devices, automotive, valving mechanisms, sporting goods, and consumer products using SMAs and related effects. These include recently issued U.S. patents on SMA sealing components for automotive and hydraulic applications as well as on pseudoelastic beta Ti alloys for eyewear, orthopedic, orthodontic and medical uses, trade-named “Flexium”. There are a number of patent applications with either pending or provisional status covering potential protection in eyewear, medical and oilfield related applications. The Company has foreign patents in force in various foreign countries covering some of its U.S. patents where the Company does business or where the Company otherwise determined to seek foreign patent coverage. The company has also applied for patent protection in several foreign countries.

The Company owns an additional four U.S. patents that are still in force, as well as a variety of foreign patents, relating primarily to alloy compositions, the production of semi-finished materials such as tubing, and the utilization of nickel-titanium alloys having superelasticity and shape memory effect. Also in connection with the Raychem Acquisition, the Company was assigned a non-exclusive license to use NiTiNb alloys and related processing technologies for coupling, connectors, and sealing devices in fields other than fluid fitting products for uses in marine, aerospace or nuclear markets.

While these acquired patents in no way dominate the entire field of shape memory metals, they do provide the Company with some competitive advantages in the covered uses. In addition, notwithstanding the Company’s acquisition of these patents and patent applications as part of the Raychem Acquisition, under certain circumstances the Company is required to license the acquired intellectual property back to Raychem for specified uses. For example, (i) upon the termination of the Company’s Sales Agency Agreement with Raychem, Raychem received a non-exclusive perpetual license to utilize these patents to sell products within specified fields of uses for a specified royalty, and (ii) Raychem has a non-exclusive, transferable perpetual license to utilize these patents in connection with certain intellectual property relating to the medical products market that was not acquired by the Company as part of the Raychem Acquisition. The Company believes that this latter license has been transferred to Medtronic, Inc., a medical products manufacturer (and a customer of the Company), when Medtronic purchased this “excluded” (from the Raychem Acquisition) intellectual property from Raychem during fiscal 1997. The Company also has various other patents and trademarks which, while useful, are not individually material to the Company’s operations.

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

RESEARCH AND DEVELOPMENT

During fiscal 2003, the Company spent approximately $2,465,000 on “pure” research and development (i.e., research and development done by the Company at its own cost for purposes of developing future products). In comparison, the Company spent approximately $2,417,000 and $1,699,000 during fiscal years 2002 and 2001 respectfully on “pure” research and development. The Company anticipates modest increases in the amount of “pure” research and development that it undertakes as the Company’s growth continues.

In addition, the Company spent approximately $483,000 during fiscal 2003 on “funded” research contributing to the development of SMA components pursuant to customer arrangements. These “funded” research and development costs are borne directly by the customers of the Company, as applicable, and, for purposes of the Company’s financial statements, are part of “cost of revenues,” rather than research and development. Prior to fiscal year 2003, “funded” research and development also included costs borne directly by the European Union and the Flemish regional government (Belgium), which were associated with the Company’s European subsidiary, which was sold in fiscal year 2001. By comparison, the Company spent approximately $636,000 and $676,000 on “funded” research and development in fiscal 2002 and 2001 respectively, which amounts were accounted for as “cost of revenues”. The amount of “funded” research and development that the Company will undertake in the future will depend upon its customer’s needs.

EMPLOYEES

As of June 30, 2003, the Company had 220 full-time employees and one part-time employee. Of the full-time employees, 23 were executive or management personnel and 24 were science and research personnel.

None of the employees are represented by collective bargaining units. The Company believes that its relationship with its employees is generally good.

In addition, as of June 30, 2003, the Company had approximately 20 “temporary” employees (i.e., employees of temporary manpower companies) working for the Company.

ITEM 2. PROPERTIES

Effective May 31, 2001, the Company relocated its headquarters and eastern manufacturing operations from Brookfield, CT to a new facility located approximately 5 miles away in Bethel, CT. The Company signed a lease effective May 25, 2001, to expire on June 17, 2011, for office and manufacturing space located at 3 Berkshire Blvd., Bethel, CT 06801. The building is a single story, brick and block construction facility located in Berkshire Corporate Park, a suburban office center. The premises has a floor area of approximately 37,500 square feet, of which approximately 8,200 square feet is used by the Company for general administrative, executive, and sales purposes, and approximately 29,300 square feet is used for engineering, manufacturing, research and development operations and an environmentally controlled area (“clean room”). The lease provides for an average monthly base rental of approximately $28,000. Effective June 1, 2003, the monthly base rent was adjusted to $30,000 to reflect changes in the Consumer Price Index.

A leased facility located at 4065 Campbell Avenue, Menlo Park, California 94025 is the principal site of the Company’s west coast operations. These premises have a floor area of approximately 28,032 square feet, which is used by the Company for manufacturing, warehousing, general administrative and research and development operations. On August 27, 2001, the Company signed a lease, effective October 1, 2001, with 4065 Associates, L.P., the landlord of the facilities located at 4065 Campbell Avenue, Menlo Park, for a lease which was scheduled to end on March 31, 2003. The lease provided for a monthly base rental of approximately $49,000. On November 6, 2001, the Company amended the lease to extend the term until September 30, 2004. Under the terms of the amended lease, the Company was to continue to pay a monthly base rent of approximately $49,000 through March, 2003, and subsequent to that date, the monthly base rental would be modified to reflect changes in the Consumer Price Index. A second amendment to the lease became effective July 1, 2003, extending the lease to June 30, 2008 and adjusting the monthly rent amount to $24,000. Subsequent rent adjustments of 3% per year are also set forth in the second amendment. The other major provisions of the lease remain unchanged.

To accommodate growth in the Company’s medical device components business, on March 15, 2000, the Company subleased approximately 10,000 square feet of additional light manufacturing and office space at 4020 Campbell Avenue, Menlo Park, California. The sublease expires on September 30, 2004, and provides for an average monthly base rental of approximately $11,000. The Company has an option to extend the sublease through April 14, 2006.

Management believes that the existing facilities of the Company are suitable and adequate for the Company’s present needs and that the properties are adequately covered by insurance. If the Company is successful in achieving substantial growth, it is possible that the Company will require additional manufacturing and office space over the next several years.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock trades on the American Stock Exchange under the symbol MRY. On June 30, 2003, there were approximately 3,468 holders of record of the Company’s Common Stock.

The following table sets forth the quarterly high and low closing prices for the common stock over the past two years.

	Fiscal year ended June 30
	2003		2002
	High	Low	High	Low
1st Quarter	$1.90	$1.22	$1.15	$0.76
2nd Quarter	2.00	1.32	1.35	.85
3rd Quarter	1.73	0.92	1.68	1.10
4th Quarter	1.27	0.78	2.61	1.65

The Company has never paid a cash dividend on its Common Stock and the Company does not contemplate paying any cash dividends on its Common Stock in the near future.

Pursuant to the Company’s December 27, 2001 amended and restated loan agreement with its principal lender the Company is prohibited from declaring or paying any dividends, or making a distribution to its stockholders, until the termination of such agreement and the repayment of all amounts due to such lender.

ITEM 6. SELECTED FINANCIAL DATA

(a) The following table sets forth selected consolidated financial data with respect to the Company for the five years ended on June 30, 2003, which were derived from the audited consolidated financial statements and notes of the Company and should be read in conjunction with them.

	Years Ended
	2003	2002	2001	2000	1999
	In thousands, except per share data
Revenues	$34,007	$32,895	$29,913	$26,996	$18,886
Net income (loss)	8,828	3,783	(4,689)	1,109	(1,349)
Earnings (loss) per share:
Basic	0.35	0.16	(0.21)	0.05	(0.07)
Diluted	0.34	0.15	(0.21)	0.05	(0.07)
Total Assets	30,127	22,188	19,053	22,543	18,182
Long-term debt	980	1,292	1,215	2,049	898
Stockholders’ equity	25,648	16,620	11,130	12,100	10,966

(b) The following table sets forth selected quarterly unaudited financial data for the years ended June 30, 2003 and June 30, 2002.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share data

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FISCAL YEAR
NET SALES
FY2003	8,896	9,395	8,460	7,256	34,007
FY2002	7,848	8,349	7,519	9,179	32,895
GROSS PROFIT
FY2003	3,140	3,273	2,726	2,260	11,399
FY2002	4,155	3,898	2,731	3,769	14,553
NET INCOME
FY2003	798	7,717	277	37	8,828

FY2002	1,485	1,013	243	1,042	3,783
BASIC EARNINGS PER SHARE
FY2003	0.03	0.30	0.01	0.00	0.35
FY2002	0.06	0.04	0.01	0.04	0.16
DILUTED EARNINGS PER SHARE
FY2003	0.03	0.30	0.01	0.00	0.34
FY2002	0.06	0.04	0.01	0.04	0.15

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S.). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements.

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the U.S., requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, property, plant and equipment, sales returns and discounts, and income taxes, are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) other materially different estimates could have been reasonably made or material changes in the estimates are reasonably likely to occur from period to period. Our critical accounting estimates include the following:

Valuation of Deferred Tax Assets. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $6,806,000 and $0 at June 30, 2003 and 2002, respectively.

Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired business. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value. Goodwill was $1,038,000 at June 30, 2003 and 2002.

Other intangible assets consist primarily of patents and patent rights and are amortized using the straight-line method over their estimated useful lives, ranging from 13 to 16 years. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value is not recoverable. Other intangible assets, net of accumulated amortization, were $1,067,000 and $1,200,000 as of June 30, 2003 and 2002, respectively.

RESULTS OF OPERATIONS

Years ended June 30, 2003 and June 30, 2002

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

Revenues increased 3% for the fiscal year ended June 30, 2003, to $34,007,000 from $32,895,000 for the year ended June 30, 2002, a net increase of $1,112,000. Shipments of wire-based medical stent components increased approximately $1,250,000 between fiscal 2002 and fiscal 2003 and tube-based medical stent components increased approximately $300,000 during the same period. Looking forward, Memry anticipates that AAA stent component shipments will be significantly reduced in fiscal 2004 versus fiscal 2003. This anticipated lower level of shipments reflect both inventory adjustments by a major customer and new approved suppliers of AAA devices that compete with Memry’s existing AAA customers and do not buy product from Memry.

Other medical device component shipments, including products utilized in minimally invasive surgery and guidewire applications, increased approximately $750,000 between fiscal 2002 and fiscal 2003.

Revenues from sales of arch wire, high pressure sealing plugs, and locking devices increased approximately $700,000 during fiscal 2003 compared to fiscal 2002, and revenues from prototype development and R&D activities increased $300,000 during the same period as compared to fiscal 2002.

These revenue increases were partially offset by a decrease of approximately $1,600,000 in shipments of superelastic tube, utilized in coronary applications and for other peripheral stenting, and a decrease of $550,000 in other superelastic semi-finished materials utilized in various industrial applications. The Company anticipates that increasing competition will put pressure on pricing for superelastic tube as well as other selected segments of the business during fiscal 2004.

Costs and Expenses. Manufacturing costs increased from $17,706,000 in fiscal 2002 to $22,125,000 in fiscal 2003, an increase of $4,419,000, or 25.0%. The Company’s gross margin from sales decreased to 33.5% in fiscal year 2003 from 44.2% in fiscal year 2002. This cost increase and margin deterioration of fiscal 2003 compared to fiscal 2002 is the result of poor manufacturing yields in both the Company’s wire and tube based AAA stent component businesses and a significant reduction in the percentage of high margin superelastic tube in the product mix and a significant reduction in the percentage of high margin superelastic tube in the product mix. Superelastic tube shipments declined because a major customer of the Company that was a significant user of superelastic tube ceased production of a product. The Company does not expect superelastic tube shipments to recover to the fiscal year 2002 levels in the near future.

The Company does not anticipate significant improvement in gross margins for the next six to nine months due to a weak forecast for AAA stent component demand and the resultant negative impact on manufacturing plant absorption. Competitive pricing pressure on certain segments of the superelastic tube business will also result in pressure on gross margins.

General, selling and administrative (“GSA”) expenses decreased to $8,929,000 in fiscal 2003 from $10,151,000 in fiscal 2002, a decrease of $1,222,000 or 12.0%. This decrease is primarily due to a reduction in consulting, bonuses and legal costs. The Company incurred research and development expenses of $2,465,000 relating to its own internal products as well as the development of future products in fiscal 2003 compared to $2,417,000 during fiscal 2002. Other expense decreased from $130,000 in fiscal 2002 to $65,000 in fiscal 2003, due primarily to an increase in interest income associated with a higher cash balance along with a reduction in interest expense associated with a reduced level of borrowing.

Income Taxes. The Company recorded a tax benefit of $6,756,000 for fiscal 2003 versus a provision of $152,000 for the same period in fiscal 2002. This change is due primarily to a decrease in the deferred tax valuation allowance during the second quarter of fiscal 2003 to recognize deferred tax assets at amounts considered by management, more likely than not, to be realized. Based on the Company’s recent history of profitability and its forecasts for future periods, management has estimated that operating loss carryforwards in the amount of $17,190,000 and other temporary differences will be realized.

Net Income. The Company’s net income increased by $5,045,000, to $8,828,000 for fiscal 2003 due primarily to the recognition of the deferred tax asset, as required by Statement of Financial Accounting Standards No. 109, in the amount of $6,806,000. This compares with the net income of $3,783,000 during fiscal 2002.

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

General, selling and administrative (“GSA”) expenses decreased to $10,151,000 in fiscal 2002 from $11,138,000 in fiscal 2001, a decrease of $987,000 or 8.9%. Approximately $600,000 of the reduction is a result of lower GSA expenses following the sale of the Company’s European subsidiary, Memry Europe, in fiscal 2001 and the balance is primarily due to reduced spending on investment banking fees and other corporate costs. Depreciation and amortization decreased to $337,000 in fiscal 2002 from $512,000 in fiscal 2001, a decrease of $175,000, primarily attributable to the Company’s adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on July 1, 2001. Total operating expenses in fiscal 2001 also included a loss of $4,232,000 resulting from the sale of Memry Europe (See Note 14 to Consolidated Financial Statements). Other expenses decreased to $130,000 in fiscal 2002 from $358,000, a decrease of $228,000. This decrease is primarily due to a decrease in interest expense of approximately $233,000 which is attributable to the lower level of borrowing during the fiscal year ended June 30, 2002 as compared to the fiscal year ended June 30, 2001.

Income Taxes. The provision for income taxes for the fiscal year ended June 30, 2002, consists solely of state taxes. The benefit for the fiscal year ended June 30, 2001, was minimal due to the net loss incurred. The Company has significant operating loss carryforwards for federal income tax purposes.

Net Income/Loss. As a result of the Company’s 10% increase in revenues, along with a 1% reduction in manufacturing costs and a 8.9% decrease in GSA expenses, the Company had a net income of $3,783,000 during fiscal 2002. This compares with a net loss of $4,689,000 during fiscal 2001, which includes a loss of $4,232,000 incurred on the sale of Memry Europe (See Note 14 to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company’s cash and cash equivalents balance was $7,509,000, an increase of $4,558,000 from $2,951,000 at the end of fiscal year 2002. Cash provided by operations was $6,131,000 for the twelve months ended June 30, 2003. A significant component of the cash provided by operations and the increase in cash was a reduction in accounts receivable of $2,131,000. The reduction was primarily due to a more focused effort by the Company to collect receivables due from major customers. Cash used in investing activities was $1,486,000, representing funds invested in property, plant and equipment. During the twelve months ended June 30, 2003, cash used in financing activities totaled $87,000, consisting primarily of the payment of notes payable and capital lease obligations totaling $534,000 offset by proceeds from issuance of common stock and proceeds from notes payable totaling $447,000. Working capital at June 30, 2003, was $11,355,000, an increase of $2,476,000 from $8,879,000 at June 30, 2002.

In fiscal 2002 and fiscal 2003, the primary capital requirements were to fund additions to property, plant, and equipment.

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

The Webster Facility includes a revolving loan for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) 30% of eligible inventory provided, however, that at no time shall 85% of eligible accounts receivable be less than 50% of the outstanding revolver balance. The termination date of the revolving loan is December 31, 2003. In connection with the amendment to the Webster Facility entered into on December 31, 2001, several existing term loans totaling $1,728,490 were refinanced into a single term loan, which is due December 31, 2005. The Webster Facility includes an equipment loan line of credit that provides for equipment financing up to the lesser of $1,000,000 or 75% of the purchase price for eligible equipment through December 31, 2002. At December 31, 2002, advances of $276,000 had been taken on the equipment line of credit. The Company, on January 1, 2003, converted amounts borrowed under the equipment line of credit to a term loan. The equipment loan line of credit has been extended through December 31, 2003. As of June 30, 2003, advances of $339,000 have been taken on the equipment line. At June 30, 2003, an aggregate amount of approximately $1,878,000 was outstanding under the Webster Facility. The Webster Facility is secured by substantially all of the Company’s assets.

Interest on the revolving loan and equipment line of credit is variable based on LIBOR plus 2.5%. Interest on the outstanding term loan from December 31, 2001 is at a fixed interest rate of 7.55% per annum. Interest on the equipment loan converted January 1, 2003, and the equipment line advance are at a variable rate based on LIBOR plus 2.5%

In addition, the Webster Facility contains various restrictive covenants, including, among others, limitations on encumbrances and additional debt, prohibition on the payment of dividends or redemption of stock (except in connection with certain existing put rights), restrictions on management/ownership changes and required compliance with specified financial ratios.

On June 15, 2003, a promissory note with Chase Manhattan auto finance was completed to purchase a 1999 Saab 9000. Interest on the note is fixed at 5.9% with scheduled monthly payments ending June 2006.

The Company has in the past grown through acquisitions (including the acquisition of Wire Solutions and Raychem Corporation’s nickel titanium product line). As part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company’s existing businesses. The Company intends to use available cash from operations, debt, and authorized but unissued common stock to finance any such acquisitions.

The Company has requirements to fund plant and equipment projects to support the expected increased sales volume of SMAs and superelastic materials during the fiscal year ending June 30, 2004 and beyond. The Company expects that it will be able to pay for these expenditures through a combination of existing working capital surplus, cash flow generated through operations and increased borrowings. The largest risk to the liquidity of the Company would be an event that caused an interruption of cash flow generated through operations, because such an event could also have a negative impact on the Company’s ability to access credit. The Company’s current dependence on a limited number of products and customers represents the greatest risk to regular operations.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated (“CII”), at the time the holder of both common stock and warrants of the Company, a “put” right if at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company’s components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut (provided, however, that assets, revenues, employees, operations and bank accounts attributable to any entity acquired by the Company shall not be considered when determining if the Company has satisfied such requirements so long as such entity (1) was acquired in an arm’s length transaction, (2) was not an affiliate of the Company and was not controlled by an affiliate of the Company prior to such acquisition, and (3) had been in existence and operating as a business for at least one year at the time of the acquisition). Upon CII’s exercise of its put, the Company shall be obligated to purchase from CII all the Company’s Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company’s common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company by CII. Using $2.00 as the put price per share, which exceeds the market price for the Company’s common stock on June 30, 2003, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $2.19 million. To the extent that the current market value of the Company’s common stock exceeds $2.00 per share at any time, the put price would be greater. If CII were to have the right to put its securities and were to choose to exercise that right, it would have a serious adverse effect on the Company’s liquidity and the Company might have to seek equity financing to be able to meet its obligations to CII. However, the Company believes that it has the ability to ensure that its operations do not move from Connecticut in a manner that would trigger CII’s put.

During the fourth fiscal quarter of 2001, the Company relocated to a facility located at 3 Berkshire Blvd., Bethel, CT 06801, to house the Company’s corporate headquarters and east coast manufacturing and assembly operation. The leased facility consists of approximately 37,500 square feet of manufacturing and office space located in a suburban industrial park. The total cost of leasehold improvements, furnishings, and moving expenses associated with the new facility was approximately $2,600,000. The amended annual rent for the facility is approximately $355,000 versus the rent at the prior Brookfield location of approximately $170,000 for 24,000 square feet.

On July 1, 2003, the Company signed a second amendment for its manufacturing and office facility located at 4065 Campbell Avenue, Menlo Park, CA scheduled to end in June 2008. Under the terms of the amended lease, the Company will continue to pay a monthly base rent of approximately $24,000 through June 2004, and subsequent to that date, the monthly base rental shall be modified to reflect a 3% annual increase. The other major provisions of the lease remain unchanged.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, other than operating leases in the normal course of business.

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

Other Factors That May Affect Future Results

•	trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives, in the U.S. and other countries in which we do business, that are placing increased emphasis on the delivery of more cost-effective medical therapies

•	the trend of consolidation in the medical device industry as well as among customers of medical device manufacturers, resulting in more significant, complex and long-term contracts than in the past and potentially greater pricing pressures

•	efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales

•	changes in governmental laws, regulations and accounting standards and the enforcement thereof that may be adverse to us

•	other legal factors including environmental concerns

•	agency or government actions or investigations affecting the industry in general or us in particular

•	risks associated with maintaining and expanding international operations

•	changes in business strategy or development plans

•	business acquisitions, dispositions, discontinuations or restructurings

•	the integration of businesses acquired by us

•	availability, terms and deployment of capital

•	economic factors over which we have no control, including changes in inflation and interest rates

•	the developing nature of the market for our products and technological change

•	intensifying competition in the SMA field

•	success of operating initiatives

•	operating costs

•	advertising and promotional efforts

•	the existence or absence of adverse publicity

•	our potential inability to obtain and maintain patent protection for our alloys, processes and applications thereof, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties

•	the possibility that adequate insurance coverage and reimbursement levels for our products will not be available

•	our dependence on outside suppliers and manufacturers

•	our exposure to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical products

•	the ability to retain management

•	business abilities and judgment of personnel

•	availability of qualified personnel

•	labor and employee benefit costs

•	natural disaster or other disruption affecting Information Technology and telecommunication infrastructures

•	acts of war and terrorist activities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. It should be noted that the design of any system controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

(b) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the sections entitled “Proposal No. 1—Election of Directors,” “—Executive Officers of the Company” and “—Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections entitled “Proposal No. 1—Election of Directors—Compensation of Directors” and “—Executive Compensation” of the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the section entitled “Proposal No. 1—Election of Directors—Certain Relationships and Transactions” of the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable because this report is filed for a period ending prior to December 15, 2003. However, the description of fees paid to our independent auditors contained in the section entitled “Independent Auditors” of the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2003 is incorporated herein by reference in partial response to this item.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1)	Financial Statements: Independent Auditor’s Report; Consolidated Balance Sheets as of June 30, 2003 and 2002; Consolidated Statements of Operations for the Years Ended June 30, 2003, 2002, and 2001; Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2003, 2002, and 2001; and Consolidated Statements of Cash Flows for the Years Ended June 30, 2003, 2002 and 2001; Notes to the Consolidated Financial Statements.

(2)	Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Reports on Form 8-K

The Company furnished on Form 8-K on May 7, 2003 under Item 9 “Regulation FD Disclosure,” a press release announcing our earnings for the quarter ended March 31, 2003 and a transcript of the related conference call.

(c) Exhibit Listing

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, as amended	(13)

3.2	By-Laws of the Company, as amended	(5)

3.3	Amendment Number 1 to By-Laws of the Company, as amended	(9)

4.1	Form of Warrant to Purchase Common Stock for private equity placement completed on January 31, 2001	(14)

4.2	Warrant to Purchase Common Stock issued to Brooks, Houghton & Company, Inc., dated June 30, 2001	(16)

4.3	Warrant to Purchase Common Stock issued to Brooks, Houghton & Company, Inc., dated August 30, 2001	(16)

4.4	Warrant to Purchase Common Stock issued to New England Partners, dated November 6, 2001	(16)

4.5	Warrant to Purchase Common Stock issued by the Company to ipCapital Group, Inc., dated December 18, 2001	(17)

4.6	Nontransferable Nonqualified Stock Option Agreement, dated January 31, 2002, between the Company and Robert J. Thatcher	(18)

4.7	Warrant No. 02-05 to Purchase Common Stock of the Company, dated April 3, 2002, issued to ipCapital Group Inc.	(18)

4.8	Warrant No. 02-06 to Purchase Common Stock of the Company, dated April 3, 2002, issued to ipCapital Group Inc.	(18)

4.9	Warrant No. 03-01 to Purchase Common Stock of the Company, dated April 10, 2003, issued to Trautman Wasserman & Co., Inc.	(19)

10.2	Employee Non-Disclosure agreement, dated as of October 18, 1994, between the Company and James G. Binch	*(2)

10.3	Convertible Subordinated Debenture Purchase Agreement, dated as of December 22, 1994, between the Company and CII	(5)

10.4	First Amendment to Convertible Subordinated Debenture Purchase Agreement, dated October 11, 1995, between the Company and CII	(3)

10.5	First Addendum to Stock Subscription Warrant (re: Warrant No. 94-4), dated October 11, 1995, made by the Company and agreed to by CII	(3)

10.6	First Addendum to Stock Subscription Warrant (re: Warrant No. 94-5), dated October 11, 1995, made by the Company and agreed to by CII	(3)

10.7	Second Amendment to Convertible Subordinated Debenture Purchase Agreement, dated as of June 28, 1996, between the Company and CII	(5)

10.8	Amended and Restated Class I Warrant Certificate (Warrant Certificate No. 94-4A) issued by the Company to CII	(5)

10.9	Amended and Restated Class II Warrant Certificate (Warrant Certificate No. 94-5A) issued by the Company to CII	(5)

10.12	Employee Agreement on Inventions and Patents, between the Company and James G. Binch	*(5)

10.13	Memry Corporation Stock Option Plan, as amended	*(6)

10.14	Form of Nontransferable Incentive Stock Option Agreement under the 1994 Plan	*(6)

10.15	Form of Nontransferable Non-Qualified Stock Option Agreement under the 1994 Plan	*(6)

10.16	Amended and Restated Time-Lock Supply Agreement, dated as of February 19, 1997, and effective as of December 20, 1996, between the Company and Raychem Corporation	(7)

10.17	Memry Corporation’s 1997 Long Term Incentive Plan, as Amended	*(8)

10.18	Form of Nontransferable Incentive Stock Option Agreement under the 1997 Plan	*(8)

10.19	Amended and Restated Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement, as of December 27, 2001, between the Company and Webster Bank	(17)

10.20	Consolidated and Amended and Restated Term Loan Note, dated December 27, 2001, by the Company in favor of Webster Bank	(17)

10.22	Stock Purchase Agreement, dated October 30, 1998, by and among Memry Holdings, S.A. and the Shareholders of Advanced Metals and Technologies, N.V.	(10)

10.23	Separation Agreement dated as of August 17, 1999, between the Company and William H. Morton	(11)

10.28	Second Amended and Restated Revolving Loan Note, dated December 27, 2001, by the Company in favor of Webster Bank	(17)

10.29	Equipment Loan Note, dated December 27, 2001, by the Company in favor of Webster Bank	(17)

10.30	Agreement, dated as of December 17, 1999, among Memry Holdings, S.A., the Company and G.I.M.V.	(12)

10.34	Employment Agreement, dated as of January 1, 2000, between the Company and James G. Binch	*(13)

10.35	Sublease, dated February 3, 2000, by and between the Company and Pacific Financial Printing	(13)

10.36	Form of Securities Purchase Agreement for third party European investors used in private equity placement completed on January 31, 2001	(14)

10.37	Form of Securities Purchase Agreement for officers and directors of the Company used in private equity placement completed on January 31, 2001	(14)

10.38	Lease, dated February 8, 2001, between Berkshire Industrial Corporation and the Company	(15)

10.39	Business Park Lease, dated August 27, 2001, between 4065 Associates, L.P. and the Company, together with Agreement to Defer Certain Work, dated August 27, 2001, by and between 4065 Associates, L.P. and the Company	(15)

10.40	Form of Securities Purchase Agreement, dated as of November 6, 2001, by and among the Company and the investors listed therein	(16)

10.41	Amended and Restated Employment Agreement, dated as of September 1, 2001, between Robert P. Belcher and the Company	*(16)

10.42	Amended and Restated Employment Agreement, dated as of September 21, 2001, between Ronald Burke and the Company	*(16)

10.43	Amendment to Lease, dated November 6, 2001, between 4065 Associates L.P. and Memry Corporation, with Amendment to Agreement, dated November 6, 2001, by and between 4065 Associates L.P. and the Company	(16)

10.44	Advanced Payment Agreement, dated as of January 15, 2001, by and between Medtronic AVE, Inc. and the Company.	(18)

10.45	Settlement Agreement and Mutual Release, dated as of January 28, 2002, by Robert J. Thatcher.	(18)

10.46	Amended and Restated Secured Promissory Note, dated January 28, 2002, by Robert J. Thatcher in favor of the Company.	(18)

10.47	Amended and Restated Statutory Form Mortgage Deed, dated January 28, 2002, granted by Robert J. Thatcher and Jayne M. Thatcher to the Company	(18)

10.48	Sublease extension, dated September 2, 2003, by and between the Company and Pacific Financial Printing	(20)

10.49	Amendment to Lease, dated July 24, 2003, between 4065 Associates L.P. and the Company, with Second Amendment to Agreement, dated July 24, 2003, by and between 4065 Associates L.P. and the Company	(20)

10.50	Master Supply Agreement, date June 13, 2003, by and between Medtronic, Inc. and the Company	(20)

10.51	Agreement, dated as of January 30, 2003, by and between the Company and United States Surgical, Division of Tyco Healthcare Group, LP	+(20)

10.52	Employment Agreement, dated as of May 20, 2003, between Dean Tulumaris and the Company	*(20)

21.1	Information regarding Subsidiaries	(20)

23.1	Consent of McGladrey & Pullen, LLP	(20)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	(20)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	(20)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(20)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(20)

*	Management contract or compensatory plan of arrangement.
+	Confidential information is omitted from this exhibit and filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 15, 1996.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, as amended.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1996.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, as amended.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1997.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 12, 1998.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1999.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 1O-Q for the fiscal quarter ended December 31, 2000.
(15)	Incorporated by reference to the Company’s Annual Report on Form 1O-K for the fiscal year ended June 30, 2001, as amended by Amendment No. 1 thereto.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.
(20)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29, 2003

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

Signature	Title	Date

/S/ JAMES G. BINCH James G. Binch	Director	September 29, 2003

/S/ KEMPTON J. COADY, III Kempton J. Coady, III	Director	September 29, 2003

/S/ JACK HALPERIN Jack Halperin	Director	September 29, 2003

/S/ W. ANDREW KRUSEN, JR W. Andrew Krusen, Jr	Director	September 29, 2003

/S/ D. ANDREW L. LUX D. Andrew L. Lux	Director	September 29, 2003

/S/ EDWIN SNAPE Edwin Snape	Director	September 29, 2003

INDEPENDENT AUDITOR’S REPORT

To the Stockholders and Board of Directors

Memry Corporation and Subsidiaries

Bethel, Connecticut

We have audited the accompanying consolidated balance sheets of Memry Corporation and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Memry Corporation and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

/S/     MCGLADREY & PULLEN, LLP

New Haven, Connecticut

August 11, 2003

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and 2002

	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$7,509,000	$2,951,000
Accounts receivable, less allowance for doubtful accounts of $148,000 in 2003 and $207,000 in 2002 (Note 9)	3,809,000	5,883,000
Inventories (Note 2)	3,353,000	4,296,000
Prepaid expenses and other current assets	74,000	25,000
Income tax refund receivable	109,000	—

Total current assets	14,854,000	13,155,000

Property, Plant and Equipment, net (Note 4)	6,040,000	6,338,000

Other Assets
Patents and patent rights, less accumulated amortization of $998,000 in 2003 and $864,000 in 2002	1,067,000	1,200,000
Goodwill	1,038,000	1,038,000
Deferred financing costs	6,000	19,000
Note receivable - related party (Note 3)	110,000	110,000
Deferred tax asset (Note 12)	6,806,000	—
Deposits and other	206,000	328,000

	9,233,000	2,695,000

	$30,127,000	$22,188,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses (Notes 6 and 16)	$2,587,000	$3,546,000
Notes payable (Note 7)	912,000	716,000
Current maturities of capital lease obligations	—	5,000
Income taxes payable	—	9,000

Total current liabilities	3,499,000	4,276,000

Notes Payable, less current maturities (Note 7)	980,000	1,292,000

Commitments and Contingencies (Notes 8, 11 and 13)
Stockholders’ Equity (Notes 7 and 8)
Common stock, $.01 par value, 40,000,000 shares authorized;
25,537,522 shares issued and outstanding in 2003 and 25,252,546 shares issued and outstanding in 2002	255,000	253,000
Additional paid-in capital	48,906,000	48,708,000
Accumulated deficit	(23,513,000)	(32,341,000)

	25,648,000	16,620,000

	$30,127,000	$22,188,000

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2003, 2002 and 2001

	2003	2002	2001
Revenues
Product sales (Note 9)	$33,105,000	$32,055,000	$28,937,000
Research and development	902,000	840,000	976,000

	34,007,000	32,895,000	29,913,000

Cost of Revenues
Manufacturing (Note 10)	22,125,000	17,706,000	17,734,000
Research and development	483,000	636,000	676,000

	22,608,000	18,342,000	18,410,000

Gross profit	11,399,000	14,553,000	11,503,000

Operating Expenses
General, selling and administrative (Notes 11, 13 and 16)	8,929,000	10,151,000	11,138,000
Depreciation and amortization	333,000	337,000	512,000
Loss on disposal of subsidiary (Note 14)	—	—	4,232,000

	9,262,000	10,488,000	15,882,000

Operating income (loss)	2,137,000	4,065,000	(4,379,000)

Other Income (Expense)
Interest expense (Note 7)	(126,000)	(160,000)	(393,000)
Interest income	61,000	30,000	35,000

	(65,000)	(130,000)	(358,000)

Income (loss) before income taxes	2,072,000	3,935,000	(4,737,000)

Benefit (provision) for income taxes (Note 12)	6,756,000	(152,000)	48,000

Net income (loss)	$8,828,000	$3,783,000	$(4,689,000)

Basic earnings (loss) per share	$0.35	$0.16	$(0.21)

Diluted earnings (loss) per share	$0.34	$0.15	$(0.21)

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2003, 2002 and 2001

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comp- rehensive Loss	Total
	Shares Issued	Par Value
Balance, June 30, 2000	21,130,476	$211,000	$44,386,000	$(31,435,000)	$(1,062,000)	$12,100,000

Issuance of common stock and warrants	2,504,107	25,000	2,632,000	—	—	2,657,000

Comprehensive income (loss):
Net loss	—	—	—	(4,689,000)	—	(4,689,000)
Foreign currency translation adjustments	—	—	—	—	1,062,000	1,062,000

Total comprehensive loss	—	—	—	—	—	(3,627,000)

Balance, June 30, 2001	23,634,583	236,000	47,018,000	(36,124,000)	—	11,130,000

Issuance of common stock and other equity instruments	1,617,963	17,000	1,690,000	—	—	1,707,000

Net income	—	—	—	3,783,000	—	3,783,000

Balance, June 30, 2002	25,252,546	253,000	48,708,000	(32,341,000)	—	16,620,000

Issuance of common stock and other equity instruments	284,976	2,000	198,000	—	—	200,000

Net income	—	—	—	8,828,000	—	8,828,000

Balance, June 30, 2003	25,537,522	$255,000	$48,906,000	$(23,513,000)	$—	$25,648,000

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2003, 2002 and 2001

	2003	2002	2001
Cash Flows From Operating Activities
Net income (loss)	$8,828,000	$3,783,000	$(4,689,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	(59,000)	136,000	—
Writedown of note receivable	—	30,000	—
Depreciation and amortization	1,958,000	1,938,000	2,141,000
Impairment of idle equipment	—	120,000	—
(Gain) loss on disposal of assets	(12,000)	13,000	—
Deferred taxes	(6,806,000)	—	—
Compensation paid by issuance of common stock and other equity instruments	152,000	196,000	235,000
Loss on sale of European subsidiary	—	—	4,232,000
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,131,000	(1,860,000)	(83,000)
Decrease (increase) in inventories	943,000	(616,000)	(599,000)
(Increase) decrease in prepaid expenses and other current assets	(49,000)	71,000	(45,000)
Decrease (increase) in other assets	122,000	—	(24,000)
Increase in note receivable	—	—	(140,000)
Decrease in accounts payable and accrued expenses	(959,000)	(578,000)	(316,000)
(Decrease) increase in advances payable	—	(600,000)	600,000
Decrease increase in income taxes payable/receivable	(118,000)	(62,000)	(34,000)

Net cash provided by operating activities	6,131,000	2,571,000	1,278,000

Cash Flows From Investing Activities
Net proceeds from sale of European subsidiary	—	—	933,000
Purchases of equipment	(1,526,000)	(1,091,000)	(2,793,000)
Proceeds from the sale of equipment	40,000	—	—

Net cash used in investing activities	(1,486,000)	(1,091,000)	(1,860,000)

Cash Flows From Financing Activities
Proceeds from sale of common stock, net	48,000	1,511,000	2,422,000
Proceeds from notes payable	399,000	2,000,000	—
Principal payments on notes payable	(529,000)	(2,441,000)	(985,000)
Net proceeds from equipment line of credit	—	216,000	—
Net increase (decrease) in revolving loans payable	—	(886,000)	(1,228,000)
Principal payments on capital lease obligations	(5,000)	(4,000)	(33,000)

Net cash (used in) provided by financing activities	(87,000)	396,000	176,000

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	—	(53,000)

Increase (decrease) in cash and cash equivalents	4,558,000	1,876,000	(459,000)

Cash and cash equivalents, beginning of year	2,951,000	1,075,000	1,534,000

Cash and cash equivalents, end of year	$7,509,000	$2,951,000	$1,075,000

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

Years Ended June 30, 2003, 2002 and 2001

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$129,000	$168,000	$373,000

Cash payments (refunds) for income taxes	$168,000	$214,000	$(9,000)

Supplemental Schedule of Noncash Investing and Financing Activities
Conversion of revolving loans payable to equipment term loan	$276,000	$—	$250,000

Reclassification of idle equipment to other assets	$—	$75,000	$—

Note payable incurred for purchase of fixed asset	$14,000	$—	$—

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003, 2002 and 2001

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

Principles of consolidation

The financial statements include the accounts of Memry Corporation (“Memry”) and its wholly-owned subsidiary, Memry Holdings, S.A. and, for periods ending on or prior to February 8, 2001, its former wholly-owned subsidiary, Memry Europe, N.V. (collectively, the “Company”). Memry Holdings, S.A. is a holding company whose principal asset consisted of an investment in its wholly-owned subsidiary, Memry Europe, N.V., which was sold on February 8, 2001 (see Note 14). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The carrying amount of these financial instruments approximates fair value because of the short maturity of these instruments. During the year ended June 30, 2003, the Company had cash deposits in excess of FDIC insured limits at various banks. The Company has not experienced any losses from such excess deposits.

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are credited to the allowance for doubtful accounts when received.

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

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

June 30, 2003, 2002 and 2001

Goodwill

Goodwill represents the cost of acquired assets in excess of values ascribed to net tangible assets and was being amortized using the straight-line method over 15 years through June 30, 2001. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) was adopted July 1, 2001, and accordingly amortization of goodwill, including previously existing goodwill and intangible assets with indefinite useful lives, was discontinued and such intangible assets are now tested for impairment annually.

Foreign Currency Exchange and Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. Gains and losses resulting from changes in exchange rates from year to year have been reported in comprehensive income (loss). The effect on the consolidated statements of operations of foreign currency transaction gains and losses is insignificant.

Revenue recognition

Revenues from product sales are recognized when the related products are shipped. Certain revenues are earned in connection with research and development grants and contracts which are principally with various governmental agencies. Such revenues are recognized when services are rendered. Some of the Company’s research and development projects are customer-sponsored and typically provide the Company with the production rights or pay a royalty to the Company if a commercially viable product results. Such revenues are recognized when products are shipped or services rendered.

Depreciation and amortization

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of the assets are as follows:

Building	20 years
Furniture and fixtures	5-10 years
Tooling and equipment	3-10 years
Office equipment	3-5 years

Leasehold improvements are amortized over the life of the lease, or the improvement’s estimated useful life, if shorter.

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

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

June 30, 2003, 2002 and 2001

Research and development expense

The Company incurred research and development expense relating to its own internal products as well as the development of future products for the years ended June 30, 2003, 2002 and 2001 aggregating approximately $2,465,000, $2,417,000, and $1,699,000, respectively.

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

	2003	2002	2001
Weighted average number of basic shares outstanding	25,466,769	24,386,015	22,616,343
Effect of dilutive securities:
Warrants	90,180	250,306	—
Options	120,720	157,361	—

Weighted average number of fully diluted shares outstanding	25,677,669	24,793,682	22,616,343

Stock compensation plans

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued to employees and directors under the Company’s stock option and warrant plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. On January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

June 30, 2003, 2002 and 2001

net income (loss) and earnings (loss) per share and other disclosures, as if the fair value based method of accounting had been applied.

Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net income (loss) and per share amounts for 2003, 2002 and 2001 would have been decreased or increased to the pro forma amounts shown below:

	2003	2002	2001
Net income (loss), as reported	$8,828,000	$3,783,000	$(4,689,000)
(Deduct) Add: total stock-based employee compensation (expense) income determined under fair value based method for all awards, net of related tax effects	(103,000)	119,000	(193,000)

Pro forma net income (loss)	$8,725,000	$3,902,000	$(4,882,000)

Basic earnings (loss) per share:
As reported	$0.35	$0.16	$(0.21)

Pro forma	$0.34	$0.16	$(0.22)

Diluted earnings (loss) per share:
As reported	$0.34	$0.15	$(0.21)

Pro forma	$0.34	$0.16	$(0.22)

For 2002, the pro forma net income is higher than the reported net income due to the effect on pro forma compensation of stock options that were expired/canceled in 2002.

The fair value of each grant, used to determine the proforma information above, is estimated at the grant date using the fair value option-pricing model with the following weighted average assumptions for grants awarded during the years ended June 30, 2003, 2002 and 2001:

	2003	2002	2001
Dividend rate	—	—	—
Risk free interest rate	1.47% - 1.79%	5.47%	4.73%
Weighted average expected lives, in years	3	3.7	4
Price volatility	79%	66.7%	59.8%

Note 2. Inventories

Inventories at June 30, 2003 and 2002, are summarized as follows:

	2003	2002
Raw materials and supplies	$1,094,000	$932,000
Work-in-process	1,656,000	2,353,000
Finished goods	751,000	1,257,000
Allowance for slow-moving and obsolete inventory	(148,000)	(246,000)

	$3,353,000	$4,296,000

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

June 30, 2003, 2002 and 2001

Note 3. Note Receivable – Related Party

On August 29, 2000, the Company made a loan to an executive officer which has been collateralized by his personal residence. The loan was part of the executive officer’s overall compensation package and was to be forgiven, providing certain conditions were met, over a four-year period. During 2001, the executive officer was terminated and the note became current at that time. The terms of the note have subsequently been amended such that the note, in the amount of $110,000, is now due on January 28, 2005, or at such time that the residence is sold, whichever occurs first. (See Note 17)

Note 4. Property, Plant and Equipment

Property, plant and equipment at June 30, 2003 and 2002, is summarized as follows:

	2003	2002
Furniture and fixtures	$958,000	$794,000
Tooling and equipment	10,484,000	9,174,000
Leasehold improvements	2,471,000	2,438,000

	13,913,000	12,406,000
Less accumulated depreciation and amortization	7,873,000	6,068,000

	$6,040,000	$6,338,000

Note 5. Goodwill

The Company elected to early adopt the provisions of SFAS 142. Therefore, effective July 1, 2001, all goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination are no longer amortized, and are evaluated for impairment under SFAS 142. Based on the Company’s initial goodwill impairment test, goodwill was not impaired at the date of adoption of SFAS 142. Based on the Company’s annual impairment testing, no goodwill impairment has occurred since the adoption of SFAS 142. In addition, the following represents the effect of adopting SFAS 142 on the Company’s net income (loss) and earnings (loss) per share for all periods presented.

	2003	2002	2001
Reported net income (loss)	$8,828,000	$3,783,000	$(4,689,000)
Add back: Goodwill amortization	—	—	196,000

Adjusted net income (loss)	$8,828,000	$3,783,000	$(4,493,000)

Basic earnings (loss) per share:
Reported net income (loss)	$0.35	$0.16	$(0.21)
Goodwill amortization	—	—	0.01

Adjusted net income (loss)	$0.35	$0.16	$(0.20)

Diluted earnings per share:
Reported net income (loss)	$0.34	$0.15	$(0.21)
Goodwill amortization	—	—	0.01

Adjusted net income (loss)	$0.34	$0.15	$(0.20)

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

June 30, 2003, 2002 and 2001

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2003 and 2002 are summarized as follows:

	2003	2002
Accounts payable	$611,000	$440,000
Accrued bonuses	—	864,000
Accrued vacation pay	497,000	426,000
Accrued severance	50,000	504,000
Accrued expenses - other	1,429,000	1,312,000

	$2,587,000	$3,546,000

Note 7. Notes Payable

Notes payable consist of the following at June 30, 2003 and 2002:

	2003	2002
Term note payable to a bank pursuant to amended June 30, 1998 credit facility, due in monthly installments of $41,667, plus interest at 7.55% per annum, due December 31, 2005.	$1,292,000	$1,792,000

Equipment loan payable pursuant to amended June 30, 1998 credit facility, due in monthly installments of $5,754, plus interest at LIBOR plus 2.5% (3.6% at June 30, 2003), due December 31, 2006.	247,000	—

Equipment loan advance pursuant to amended June 30, 1998 credit facility, interest payable monthly at LIBOR plus 2.5% (3.6% at June 30, 2003), due December 31, 2003.	339,000	216,000

Promissory note to Chase Manhattan Auto Finance, due in monthly installments of $437 at a fixed interest rate of 5.9%, due June 16, 2006.	14,000	—

	1,892,000	2,008,000
Less current maturities	912,000	716,000

	$980,000	$1,292,000

Future maturities of notes payable at June 30, 2003 are as follows:

2004	$912,000
2005	574,000
2006	366,000
2007	40,000

$1,892,000

On December 31, 2001, the Company and Webster Bank reached an agreement on a third amendment to the Company’s credit facility (the “Webster Facility”). Under the terms of the third amendment which expires on December 31, 2003, the revolving loan provides for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) 30% of eligible inventory provided, however, that at no time shall 85% of eligible accounts

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

June 30, 2003, 2002 and 2001

receivable be less than 50% of the outstanding revolver balance. Several existing term loans totaling $1,728,490 were refinanced into a single term loan which is due December 31, 2005. The Webster Facility, as amended, includes an equipment loan line of credit that provides for equipment financing up to the lesser of $1,000,000 or 75% of the purchase price for eligible equipment through December 31, 2002. The equipment loan line of credit may be extended through December 31, 2003, at Webster Bank’s option. The Company, on January 1, 2003, had the option of converting amounts borrowed under the line of credit to a term loan. Approximately $276,000 was converted to a term loan at that time. The other major provisions of the Webster Facility remain unchanged. At June 30, 2003, an aggregate amount of approximately $1,878,000 was outstanding under the Webster Facility. The Webster Facility is secured by substantially all of the Company’s assets.

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

Note 8. Capital Stock

Common stock

During the years ended June 30, 2003, 2002 and 2001, 50,000, 102,000 and 91,000 shares of common stock at an aggregate price of $73,000, $107,000 and $126,000, respectively, were issued to Company directors as compensation. During the year ended June 30, 2002, the Company issued 40,000 shares of common stock at an aggregate price of $33,000 to a former officer of the Company as compensation. In addition, during the years ended June 30, 2003, 2002 and 2001, 235,000, 726,000 and 18,000 shares of common stock were issued at an aggregate price of $48,000, $761,000 and $27,000, respectively, through the exercise of options and warrants.

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

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

June 30, 2003, 2002 and 2001

Common stock reserved for issuance at June 30, 2003, is as follows:

Number of Shares
For exercise of outstanding warrants	3,360,167
For exercise of stock options	4,502,294

7,862,461

Various agreements with a certain investor provide that upon the occurrence of specified events, primarily the Company ceasing to maintain its principal offices within the State of Connecticut, the investor would have the right to put all securities of the Company held by the investor at that time for a price equal to the greater of the then current market price per share of such securities or $2 per share, less the aggregate amount of the unpaid exercise prices of all such warrants, if warrants are being held by such investor at such time. Using $2.00 as the put price per share, which exceeded the market price for the Company’s stock at June 30, 2003, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $2,190,000. This put option expires on the date the investor ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to the investor. If the investor were to have the right to put its securities and were to choose to exercise that right, such an event would have a serious adverse effect on the Company’s liquidity and the Company would most likely have to seek equity financing to be able to meet its obligations to the investor. However, the Company has the ability to insure that its operations do not move from Connecticut.

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

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

June 30, 2003, 2002 and 2001

performance goals, and may be paid in shares or cash determined based on the shares earned and the market value of the Company’s common stock at the end of certain defined periods.

Also, under the 1997 Plan, each quarter, all non-employee directors are granted shares of the Company’s common stock with a value equal to $7,500, determined based on the market value of the Company’s stock at the end of each quarter. During the year ended June 30, 2002, this policy was amended such that all non-employee directors, each quarter, are now granted shares of the Company’s common stock with a value equal to $3,000 and stock options with a value equal to $4,500, determined based on the market value of the Company’s stock over a three day period prior to the end of each quarter.

During the years ended June 30, 2003 and 2002, the Company directors were issued 75,000 and 11,000 options at an aggregate fair value price of $56,000 and $3,000, respectively.

A summary of the status of the Company’s stock option plans at June 30, 2003, 2002 and 2001, and changes during the years then ended, is as follows:

	Shares Reserved	Options Outstanding	Weighted Average Exercise Price
Balance, June 30, 2000	2,969,834	2,288,253	$2.34
Canceled		(318,867)	$2.46
Granted		710,374	$1.81
Exercised		—	$—

Balance, June 30, 2001	2,969,834	2,679,760	$2.25
Canceled		(645,856)	$2.15
Granted		499,723	$1.69
Exercised		(125,650)	$0.90

Balance, June 30, 2002	2,844,184	2,407,977	$2.23
Canceled		(346,225)	$1.60
Granted		939,098	$1.62
Exercised		(37,498)	$1.28

Balance, June 30, 2003	4,502,294	2,963,352	$2.13

At June 30, 2003, 2002 and 2001, 1,695,274, 1,438,327 and 1,299,182 (weighted average exercise price of $2.48, $2.53 and $2.34) of the outstanding options were exercisable, respectively. The weighted-average grant date fair value per option of options granted during the years ended June 30, 2003, 2002 and 2001 was $0.68, $0.89 and $0.91, respectively. For the years ended June 30, 2003, 2002 and 2001, all options granted carried an exercise price equal to the fair market value of the Company’s stock at the date of grant.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

June 30, 2003, 2002 and 2001

A further summary of options outstanding at June 30, 2003, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$.90 to $4.00	2,963,352	6.68	$2.13	1,695,274	$2.48

Warrants

The Company has also issued stock warrants to employees and others. The cost charged to operations for warrants granted for professional fees incurred during the years ended June 30, 2003, 2002 and 2001 was $23,000, $46,000 and $109,000, respectively.

The following table summarizes warrants outstanding at June 30, 2003, 2002 and 2001, and the changes in warrants during the years then ended:

	Shares Reserved	Warrants Outstanding	Weighted- Average Exercise Price
Balance, June 30, 2000	1,345,105	1,345,105	$1.10
Canceled		(100,000)	$1.25
Granted		2,735,167	$2.22
Exercised		(18,000)	$1.50

Balance, June 30, 2001	3,962,272	3,962,272	$1.87
Canceled		(1,187,935)	$1.05
Granted		1,750,435	$1.12
Exercised		(600,000)	$1.08

Balance, June 30, 2002	3,924,772	3,924,772	$1.90
Canceled		(39,170)	$2.00
Granted		62,500	$1.70
Exercised		(587,935)	$1.03

Balance, June 30, 2003	3,360,167	3,360,167	$2.05

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

June 30, 2003, 2002 and 2001

A further summary of warrants outstanding at June 30, 2003 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.05 to $2.25	3,360,167	1.10	$2.05	3,360,167	$2.05

Note 9. Major Customers

Product sales revenue for the years ended June 30, 2003, 2002 and 2001, includes sales to major customers, each of which accounted for greater than 10% of the total sales of the Company. A summary of sales to these customers during the years ended June 30, 2003, 2002 and 2001, and accounts receivable from these customers at June 30, 2003, 2002 and 2001, is as follows:

	2003		2002		2001
	Sales	Accounts Receivable	Sales	Accounts Receivable	Sales	Accounts Receivable
Company A	$7,385,000	$972,000	$7,096,000	$1,462,000	$6,734,000	$1,145,000
Company B	15,492,000	1,691,000	12,428,000	2,553,000	13,378,000	1,860,000
Company C	—	—	3,930,000	523,000	3,296,000	154,000

	$22,877,000	$2,663,000	$23,454,000	$4,538,000	$23,408,000	$3,159,000

Note 10. Major Suppliers

The Company currently purchases a significant portion of raw materials from two suppliers. However, management believes that several other suppliers could provide similar materials on comparable terms without significantly impacting shipping or sales.

Note 11. Leases

The Company leases its Connecticut and California manufacturing and office facilities under operating leases. The lease on the Connecticut facility expires in June 2011 and the lease on the principal California facility expires in June 2008.

Future minimum lease payments under significant noncancelable operating leases, with remaining terms of one year or more, are as follows at June 30, 2003:

Operating Leases
2003	$1,089,000
2004	982,000
2005	674,000
2006	659,000
2007	668,000
Thereafter	1,066,000

$5,138,000

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

June 30, 2003, 2002 and 2001

Rent expense under operating leases for the years ended June 30, 2003, 2002 and 2001, approximated $1,607,000, $1,582,000 and $1,413,000, respectively.

Note 12. Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, deferred tax assets were reduced by a valuation allowance of $7.6 million at June 30, 2002 based on management’s opinion at that time regarding the estimated realizability of operating loss carryforwards and temporary differences due to the absence of sustained profitability of the Company. During the year ended June 30, 2003, the valuation allowance was eliminated based on management’s assessment of the Company’s operating performance and realizability of operating loss carryforwards and other temporary differences. Based on the Company’s recent history of profitability and its forecasts for future periods, management has estimated that operating loss carryforwards and other temporary differences will be realized. The approximate effect of the carryforwards and temporary differences that give rise to deferred tax assets and liabilities at June 30, 2003 and 2002, is as follows:

	2003	2002
Deferred tax assets:
Allowance for doubtful accounts and notes receivable	$191,000	$214,000
Inventory reserves	60,000	99,000
Capitalization of inventory costs	462,000	745,000
Vacation accruals	200,000	172,000
Tax credit carryforwards	42,000	49,000
Net operating loss carryforwards	5,851,000	6,290,000

Total deferred tax assets	6,806,000	7,569,000
Valuation allowance	—	(7,569,000)

Net deferred tax assets	$6,806,000	$—

The provision (benefit) for income taxes consists of the following:

	2003	2002	2001
Current:
Federal	$14,000	$—	$—
State	36,000	152,000	(48,000)

	50,000	152,000	(48,000)

Deferred:
Federal	(6,657,000)	—	—
State	(149,000)	—	—

	(6,806,000)	—	—

	$(6,756,000)	$152,000	$(48,000)

Income (loss) before income taxes consists of:

	2003	2002	2001
Domestic	$2,072,000	$3,935,000	$(3,659,000)
Foreign	—	—	(1,078,000)

	$2,072,000	$3,935,000	$(4,737,000)

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

June 30, 2003, 2002 and 2001

A reconciliation of the anticipated income tax expense (benefit) (computed by applying the Federal statutory income tax rate of 34% to the income (loss) before taxes) to the provision (benefit) for income taxes as reported in the consolidated statements of operations is as follows:

	2003		2002		2001
Provision (benefit) for income taxes at statutory Federal rate	$705,000	34%	$1,338,000	34%	$(1,611,000)	(34)%
Increase (decrease) resulting from:
State corporation income tax, net of federal tax benefit	86,000	4%	104,000	3%	20,000	—
Decrease in valuation allowance for deferred taxes	(7,569,000)	(365)%	(1,373,000)	(35)%	(271,000)	(6)%
Foreign operations statutory tax rate differentials	—	—	—	—	367,000	8%
Nondeductible loss on sale of European subsidiary	—	—	—	—	1,440,000	31%
Permanent items and other	22,000	1%	83,000	2%	7,000	—

Provision (benefit) for income taxes	$(6,756,000)	326%	$152,000	4%	$(48,000)	(1)%

The decrease in the valuation allowance for deferred taxes of $271,000 for 2001 is net of $1,763,000 of federal and state net operating loss carryforwards that have expired during the year ended June 30, 2001.

At June 30, 2003, the Company has federal net operating loss carryforwards for income tax purposes, which expire as follows:

Year	Amount
2006	$3,737,000
2007	3,248,000
2008	1,959,000
2009	3,126,000
2010	2,498,000
2011	2,622,000

$17,190,000

In addition, the Company has tax credit carryforwards available to offset future taxable income aggregating approximately $49,000 which expire in various amounts from 2004 through 2010. The Company also has charitable contributions which were converted to net operating losses aggregating approximately $18,000 which expire in various amounts from 2012 through 2023.

Note 13. Commitments

401(K) Plan

During the years ended June 30, 2003, 2002 and 2001, Company contributions to its 401(k) profit sharing and savings plan approximated $214,000, $193,000 and $180,000, respectively.

Bonus Plan

The Company has a bonus plan under which its employees may earn a bonus based on various earnings measures. The actual payment of bonuses is subject to annual approval by the Board of Directors. Expenses recognized under this plan were approximately $-0-, $763,000 and $400,000, for the years ended June 30, 2003, 2002 and 2001, respectively.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

June 30, 2003, 2002 and 2001

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

2003	United States	Europe	Consolidated
Total revenues	$34,007,000	$—	$34,007,000
Operating income	2,137,000	—	2,137,000
Identifiable assets	30,127,000	—	30,127,000

2002	United States	Europe	Consolidated
Total revenues	$32,895,000	$—	$32,895,000
Operating income	4,065,000	—	4,065,000
Identifiable assets	22,188,000	—	22,188,000

2001	United States	Europe	Consolidated
Total revenues	$29,010,000	$903,000	$29,913,000
Operating loss	(3,342,000)	(1,037,000)	(4,379,000)
Identifiable assets	19,051,000	2,000	19,053,000

The operating loss of $3,342,000 attributed to U.S. operations in the year ended June 30, 2001 includes the $4,232,000 loss on disposal of the Company’s European subsidiary described above.

It is not practical to disclose revenues for each product and service or each group of products and services because such data is not readily available.

Note 16. Severance

During the fourth quarter of the year ended June 30, 2001, the Company announced the termination of Robert J. Thatcher as president and chief operating officer. In connection with Thatcher’s termination, the Company accrued severance and related costs of $522,000 of which $21,000 was paid in fiscal 2001, leaving a remaining obligation of $501,000 at June 30, 2001. Total payments charged to this liability through June 30, 2002 were $378,000 leaving a remaining obligation at such date of $144,000. As of June 30, 2003, this liability has been paid in full.

During the second quarter of the year ended June 30, 2002, a severance agreement was entered into with one former employee who held a management position while employed at the Company. For the year ended June 30, 2002, $86,000 was charged to operations under this agreement, of which $79,000 was paid, leaving a remaining obligation of $7,000 at June 30, 2002. As of June 30, 2003, this liability has been paid in full.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

June 30, 2003, 2002 and 2001

During the fourth quarter of the year ended June 30, 2002, severance agreements were entered into with two former employees, both of whom held management positions while employed at the Company. For the year ended June 30, 2002, $375,000 was charged to operations under this agreement, of which $22,000 was paid, leaving a remaining obligation of $353,000 at June 30, 2002. Total payments charged to this liability through June 30, 2003 are $325,000, leaving a remaining obligation at June 30, 2003 of $50,000, which has been included in Note 6.

Note 17. Litigation

On August 22, 2001, a director and former officer of the Company filed two lawsuits against the Company relating to his termination during the year ended June 30, 2001. A settlement was reached on January 28, 2002, whereby the Company made a cash payment to the former officer in the amount of $25,000 and issued 75,000 non-plan stock options with an exercise price of $1.20 per share and a fair value of approximately $8,000. The fair value of the options has been recorded as an operating expense and additional paid-in capital as of June 30, 2002. In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation,” the Company calculated the fair value of these options using the fair value option-pricing model. In addition, the terms of a note receivable from said officer were amended. (See Note 3).

Note 18. Pending Accounting Pronouncement

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a significant impact on the Company’s financial statements.