Form 10-Q
period 2003-09-30
MEMRY CORP
filed 2003-11-14
CIK 720896

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-14068

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

Yes ☐            No ☒

As of November 10, 2003, 25,548,797 shares of the registrant’s common stock, par value $.01 per share, were issued and outstanding.

MEMRY CORPORATION

FORM 10-Q

For the quarter ended September 30, 2003

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Memry Corporation & Subsidiaries

Consolidated Balance Sheets

	September 30, 2003	June 30, 2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,456,000	$7,509,000
Accounts receivable, less allowance for doubtful accounts	3,508,000	3,809,000
Inventories, net	3,388,000	3,353,000
Prepaid expenses and other current assets	211,000	74,000
Income tax refund receivable	80,000	109,000

Total current assets	15,643,000	14,854,000

Property, Plant, and Equipment	14,040,000	13,913,000
Less accumulated depreciation	(8,275,000)	(7,873,000)

	5,765,000	6,040,000

Other Assets
Patents and patent rights, less accumulated amortization	1,033,000	1,067,000
Goodwill	1,038,000	1,038,000
Note receivable	110,000	110,000
Deferred tax asset	6,529,000	6,806,000
Other assets	199,000	212,000

	8,909,000	9,233,000

	$30,317,000	$30,127,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$671,000	$611,000
Accrued expenses	1,708,000	1,976,000
Notes payable	912,000	912,000

Total current liabilities	3,291,000	3,499,000

Notes Payable, less current maturities	837,000	980,000

Stockholders’ Equity
Common stock	255,000	255,000
Additional paid-in capital	48,950,000	48,906,000
Accumulated deficit	(23,016,000)	(23,513,000)

Total stockholders’ equity	26,189,000	25,648,000

	$30,317,000	$30,127,000

See Notes to Consolidated Financial Statements.

Memry Corporation & Subsidiaries

Consolidated Statements of Income

For the Three Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Revenues:
Product sales	$7,953,000	$8,694,000
Research and development	206,000	202,000

	8,159,000	8,896,000

Cost of Revenues:
Manufacturing	4,640,000	5,641,000
Research and development	60,000	115,000

	4,700,000	5,756,000

Gross profit	3,459,000	3,140,000

Operating Expenses (Income):
General, selling and administrative	2,547,000	2,199,000
Depreciation and amortization	88,000	75,000
Gain on disposal of assets	—	(12,000)

	2,635,000	2,262,000

Operating income	824,000	878,000

Other income (expense):
Interest expense	(29,000)	(34,000)
Interest income	20,000	14,000

	(9,000)	(20,000)

Income before income taxes	815,000	858,000
Provision for income taxes	318,000	60,000

Net income	$497,000	$798,000

Basic Earnings Per Share	$0.02	$0.03
Diluted Earnings Per Share	$0.02	$0.03

See Notes to Consolidated Financial Statements.

Memry Corporation & Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash Flows From Operating Activities:
Net income	$497,000	$798,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	436,000	468,000
Gain on sale of assets	—	(12,000)
Deferred income taxes	277,000	—
Equity based compensation	44,000	26,000
Change in operating assets and liabilities:
Accounts receivable	301,000	799,000
Inventories	(35,000)	399,000
Prepaid expenses and other current assets	(137,000)	(212,000)
Other assets	13,000	14,000
Income tax refund receivable	29,000	(10,000)
Accounts payable and accrued expenses	(208,000)	(1,073,000)

Net cash provided by operating activities	1,217,000	1,197,000

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(127,000)	(370,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	7,000
Repayment of notes payable	(143,000)	(125,000)
Principal payments on capital lease obligations	—	(1,000)

Net cash used in financing activities	(143,000)	(119,000)

Net increase in cash and cash equivalents	947,000	708,000
Cash and cash equivalents, beginning of period	7,509,000	2,951,000

Cash and cash equivalents, end of period	$8,456,000	$3,659,000

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$29,000	$35,000

Cash payments for income taxes	$12,000	$79,000

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Proceeds due from sale of assets	$—	$40,000

See Notes to Consolidated Financial Statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending June 30, 2004 (“fiscal 2004”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2003 (“fiscal 2003”) of Memry Corporation (the “Company”).

Note B. STOCK-BASED EMPLOYEE COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued to employees and directors under the Company’s stock option and warrant plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized. On January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share, and other disclosures, as if the fair value based method of accounting had been applied.

Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net income and per share amounts for 2003 and 2002 would have been as follows:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Net income, as reported	$497,000	$798,000
Deduct: compensation expense determined under fair value based method for all awards, net of related tax effects	70,000	4,000

Pro forma net income	$427,000	$794,000

Basic earnings per share:
As reported	$.02	$.03

Pro forma	$.02	$.03

Diluted earnings per share:
As reported	$.02	$.03

Pro forma	$.02	$.03

Note C. INVENTORIES

Inventories at September 30, 2003, and June 30, 2003 are summarized as follows:

	September 30	June 30
Raw materials	$1,109,000	$1,094,000
Work-in-process	1,724,000	1,656,000
Finished goods	858,000	751,000
Allowance for slow-moving and obsolete inventory	(303,000)	(148,000)

	$3,388,000	$3,353,000

Note D. ACCRUED EXPENSES

Accrued expenses at September 30, 2003 and June 30, 2003 are summarized as follows:

	September 30	June 30
Expenses-other	$935,000	$1,105,000
Bonus	62,000	—
Vacation pay	460,000	497,000
Severance	—	50,000
Payroll	251,000	324,000

	$1,708,000	$1,976,000

Note E. EARNINGS PER SHARE

Basic earnings per share amounts are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is antidilutive.

The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings per share.

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Number of basic shares outstanding	25,537,522	25,345,851
Effect of dilutive securities:
Warrants	9,435	121,477
Options	103,721	160,640

Weighted average number of shares outstanding	25,650,677	25,627,968

Note F. INCOME TAXES

A reconciliation of the anticipated income tax provision (computed by applying the statutory Federal income tax rate (34%) to income before income taxes) to the income tax provision as reported in the consolidated statements of income are as follows:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Provision for income taxes at statutory Federal rate	$277,000	$292,000
State taxes, net of Federal benefit	41,000	43,000
Decrease in deferred tax valuation allowance	—	(292,000)
Other	—	17,000

Total provision for income taxes	$318,000	$60,000

As of June 30, 2003, the Company had net operating loss carryforwards of approximately $17,000,000 available to reduce future Federal taxable income, which expire in 2006 through 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

For our accounting policies that, among others, are critical to the understanding of our results of operations due to the assumptions we make in their application, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended June 30, 2003. Senior management has discussed the development and selection of these accounting policies, and estimates, and the related disclosures with the Audit Committee of the Board of Directors. See Note 1 in the Notes to the Consolidated Financial Statements in our fiscal 2003 Form 10-K for our significant accounting policies. In the first three months of fiscal 2004, there have been no material changes to our significant accounting policies.

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, property, plant and equipment, sales returns and discounts, and income taxes, are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Valuation of Deferred Tax Assets. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $6,529,000 and $6,806,000 at September 30, 2003 and June 30, 2003, respectively.

Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired business. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value. Goodwill was $1,038,000 at September 30, 2003 and June 30, 2003.

Other intangible assets consist primarily of patents and patent rights and are amortized using the straight-line method over their estimated useful lives, ranging from 13 to 16 years. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value is not recoverable. Other intangible assets, net of accumulated amortization, were $1,033,000 and $1,067,000 as of September 30, 2003 and June 30, 2003, respectively.

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and operating results. Certain statements under this caption may constitute “forward-looking statements”. See Part II — “Other Information”.

(a)	RESULTS OF OPERATIONS

Three Months Ended September 30, 2003, compared to Three Months Ended September 30, 2002.

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

Revenues decreased 8% to $8,159,000 in the first quarter of fiscal 2004 from $8,896,000 during the same period in fiscal 2003, a decrease of $737,000. Shipments of both wire-based and tube-based medical stent components, utilized in AAA procedures, decreased during the first quarter of fiscal 2004 compared to shipment levels in the first quarter of fiscal 2003. Wire-based components decreased approximately $900,000 and tube-based components decreased approximately $200,000. These decreases are a result of inventory adjustments and delays in product launch by a large medical device customer of the Company. Looking forward, the Company anticipates that overall AAA stent component activity for the next six months will reflect a decrease from the shipment levels of the second and third quarters of fiscal 2003.

Other medical device component shipments, including products utilized in minimally invasive surgery and guidewire applications, decreased approximately $550,000 in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003.

Revenues from sales of arch wire and high pressure sealing plugs increased approximately $50,000 during the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003.

Revenue from semi-finished material shipments increased $850,000 or 47% in the first quarter of fiscal 2004 versus the first quarter of fiscal 2003. Shipments of superelastic tube increased approximately $900,000, due primarily to increasing useage in neurological applications and for embolic protection procedures. Shipments of superelastic strip, utilized in various industrial applications, decreased approximately $50,000. The Company anticipates that during the balance of fiscal 2004 competition will continue to exert pressure on pricing for superelastic tube.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) decreased to $4,700,000 for the three months ended September 30, 2003 from $5,756,000 during the same three month period in fiscal 2003, a decrease of $1,056,000, or 18%. A portion of this decrease is consistent with the 8% decrease in revenue. In addition, a shift in product mix towards higher margin superelastic tube and productivity improvements in the form of higher yields and the resultant reduction in scrap, primarily in tube manufacturing and processing, were the main contributors to the cost reduction.

Due to the reduction in manufacturing costs, the Company’s gross profit from sales increased to 42% for the three month period ended September 30, 2003, from 35% in the comparable period in fiscal 2003. The Company’s ability to maintain improved levels of gross profit will depend primarily on its success in securing sufficient business to absorb plant overhead and maintaining manufacturing yields at acceptable levels.

General, selling and administrative expenses (including depreciation, amortization and a gain on disposal of assets) increased $373,000, or 16%, to $2,635,000 for the three months ended September 30, 2003, as compared to $2,262,000 during the same period of fiscal 2003. This increase is primarily due to an increase in engineering expense resulting from a shift in focus of staff engineers from manufacturing support to new process development and prototype support. Recruiting and investment banking fees also increased over the levels reported in the first quarter of fiscal 2003. The Company incurred research and development expenses of $813,000 relating to its own internal products as well as the development of future products for the three months ended September 30, 2003 as compared to $617,000 incurred during the same period of fiscal 2003. Other expense decreased from $20,000 in the first quarter of fiscal 2003 to $9,000 in the comparable period in fiscal 2004, due primarily to an increase in interest income associated with a higher cash balance along with a reduction in interest expense associated with a reduced level of borrowing.

The Company recorded a provision for income taxes of $318,000 for the first quarter of fiscal 2004, an increase of $258,000 as compared to the same period in fiscal 2003 due primarily to a decrease in the deferred tax valuation allowance during the second quarter of fiscal 2003 to recognize deferred tax assets at amounts considered by management, more likely than not, to be realized. This recognition has resulted in an increase of 32% in the effective tax rate from 7% in the first quarter of fiscal 2003 to 39% for the first quarter of fiscal 2004.

Net Income. Primarily due to an increase in the provision for income taxes, the Company’s net income decreased by $301,000, to $497,000 in the first quarter of fiscal 2004 compared to a net income of $798,000 for the same period in fiscal 2003.

(b) LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company’s cash and cash equivalents balance was $8,456,000, an increase of $947,000 from $7,509,000 at the start of fiscal 2003. Net cash provided by operations was $1,217,000 for the three months ended September 30, 2003, an increase of $20,000 from $1,197,000 during the same three month period ended September 30, 2002. Net cash used in investing activities was $127,000 for the three month period ended September 30, 2003, a decrease of $243,000 from $370,000 during the same three month period ended September 30, 2002. This decrease was primarily due to less cash invested in additions to property, plant and equipment. During the three months ended September 30, 2003, net cash used in financing activities was $143,000, reflecting the pay-down of the Company’s note payable. Working capital at September 30, 2003, was $12,352,000, an increase of $997,000 from $11,355,000 at June 30, 2003.

In fiscal 2003 and the first quarter of fiscal 2004, the primary capital requirement was to fund additions to property, plant and equipment.

On June 30, 1998, the Company and Webster Bank entered into a Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement and related financing documents and agreements, with amendments to certain of such documents entered into on each of November 30, 1999, June 30, 2001 and December 31, 2001 (the “Webster Facility”).

The Webster Facility includes a revolving loan now for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) 30% of eligible inventory, provided, however, that at no time shall 85% of eligible accounts receivable be less than 50% of the outstanding revolver balance. The current Webster facility ends on December 31, 2003 and the Company is working to renew or replace this facility. In connection with the amendment to the Webster Facility entered into on December 31, 2001, several existing term loans totaling $1,728,490 were refinanced into a single term loan, which is due December 31, 2005. The Webster Facility includes an equipment loan line of credit that provides for equipment financing up to the lesser of $1,000,000 or 75% of the purchase price for eligible equipment through December 31, 2002. At December 31, 2002, advances of $276,000 had been taken on the equipment line of credit. The Company, on January 1, 2003, converted amounts borrowed under the equipment line of credit to a term loan. The equipment loan line of credit has been extended through December 31, 2003. At September 30, 2003, an aggregate amount of approximately $1,735,000 was outstanding under the Webster Facility. The Webster Facility is collateralized by substantially all of the Company’s assets.

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

The Company has in the past grown through acquisitions (including the acquisition of Wire Solutions and Raychem Corporation’s nickel titanium product line). As part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company’s existing businesses. The Company intends to use available cash from operations, increased borrowings and authorized but unissued common stock to finance any such acquisitions.

The Company has requirements to fund plant and equipment projects to support the expected increased sales volume of Shape Memory Alloys (“SMAs”) and superelastic materials during the fiscal year ending June 30, 2004, and beyond. The Company expects that it will be able to finance these expenditures through a combination of existing working capital surplus, cash flow generated through operations and increased borrowings. The largest risk to the liquidity of the Company would be an event that caused an interruption of cash flow generated through operations, because such an event could also have a negative impact on the Company’s ability to access credit. The Company’s current dependence on a limited number of products and customers represents the greatest risk to regular operations.

In connection with a December 1994 subordinated debt financing, the Company granted Connecticut Innovations, Incorporated (“CII”), at the time the holder of both common stock and warrants of the Company, a “put” right if at any time before the earlier of June 28, 2006 and the date on which CII ceases to hold at least 35% of the common stock underlying the convertible securities originally issued to it, the Company ceases to (a) maintain its corporate headquarters and all of its product business operations in the State of Connecticut (including the assembly of all products to be sold to U.S. Surgical Corporation), excluding the Company’s components and sub-assembly business acquired from Raychem, (b) base its president and chief executive officer, a majority of its senior executives, and all of its administrative, financial, research and development, marketing and customer service staff relating to its product business (subject to the same inclusions and exclusions as clause (a)) in the State of Connecticut, (c) conduct all of its operations relating to its product business directly or through subcontractors and through licensed operations in the State of Connecticut (subject to the same inclusions and exclusions as clause (a)), and (d) maintain its principal bank accounts with banks located in the State of Connecticut (provided, however, that assets, revenues, employees, operations and bank accounts attributable to any entity acquired by the Company shall not be considered when determining if the Company has satisfied such requirements so long as such entity (1) was acquired in an arm’s length transaction, (2) was not an affiliate of the Company and was not controlled by an affiliate of the Company prior to such acquisition, and (3) had been in existence and operating as a business for at least one year at the time of the acquisition). Upon CII’s exercise of its put, the Company shall be obligated to purchase from CII all the Company’s Common Stock then owned by CII and underlying warrants then owned by CII at a price equal to the greater of the then current market price of the Company’s common stock or $2.00 per share, less, in either event, the aggregate amount of unpaid exercise prices of all warrants put to the Company by CII. Using $2.00 as the put price per share, which exceeds the market price for the Company’s common stock on September 30, 2003, the aggregate put price that would have to be paid by the Company if the put were exercised would be approximately $2.14 million. To the extent that the current market value of the Company’s common stock exceeds $2.00 per share at any time, the put price would be greater. The Company believes that it could pay the price for any such put out of its cash reserves without such payment having a material adverse effect on the Company’s liquidity. In any event, the Company believes that it has the ability to ensure that its operations do not move from Connecticut in a manner that would trigger CII’s put.

During the fourth fiscal quarter of 2001, the Company relocated to a facility located at 3 Berkshire Blvd., Bethel, CT 06801, to house the Company’s corporate headquarters and east coast manufacturing and assembly operation. The leased facility consists of approximately 37,500 square feet of manufacturing and office space located in a suburban industrial park. The total cost of leasehold improvements, furnishings, and moving expenses associated with the new facility was approximately $2,600,000. The amended annual rent for the facility is approximately $355,000.

Effective July 1, 2003, the Company entered into a second amendment for its manufacturing and office facility located at 4065 Campbell Avenue, Menlo Park, CA scheduled to end in June 2008. Under the terms of the amended lease, the Company will continue to pay a monthly base rent of approximately $24,000 through June 2004, and subsequent to that date, the monthly base rental shall be modified to reflect a 3% annual increase. The other major provisions of the lease remain unchanged.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon the Company’s financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

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

There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other Factors That May Affect Future Results

•	trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives, in the U.S. and other countries in which we do business, that are placing increased emphasis on the delivery of more cost-effective medical therapies

•	the trend of consolidation in the medical device industry as well as among customers of medical device manufacturers, resulting in more significant, complex and long-term contracts than in the past and potentially greater pricing pressures

•	efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales

•	changes in governmental laws, regulations and accounting standards and the enforcement thereof that may be adverse to us

•	other legal factors including environmental concerns

•	agency or government actions or investigations affecting the industry in general or us in particular

•	changes in business strategy or development plans

•	business acquisitions, dispositions, discontinuations or restructurings

•	the integration of businesses acquired by us

•	availability, terms and deployment of capital

•	economic factors over which we have no control, including changes in inflation and interest rates

•	the developing nature of the market for our products and technological change

•	intensifying competition in the SMA field

•	success of operating initiatives

•	operating costs

•	advertising and promotional efforts

•	the existence or absence of adverse publicity

•	our potential inability to obtain and maintain patent protection for our alloys, processes and applications thereof, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties

•	the possibility that adequate insurance coverage and reimbursement levels for our products will not be available

•	our dependence on outside suppliers and manufacturers

•	our exposure to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical products

•	the ability to retain management

•	business abilities and judgment of personnel

•	availability of qualified personnel

•	labor and employee benefit costs

•	natural disaster or other disruption affecting Information Technology and telecommunication infrastructures

•	acts of war and terrorist activities

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 1, 2003, the Company issued 62,500 warrants to purchase common stock, exercisable at $1.70 per share, exercisable for five years from the date of issue, to Trautman Wasserman & Co., Inc. as partial payment for investment banking services. Such issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number	Description of Exhibits

4.1	Warrant No. 03-02 to Purchase Common Stock of the Company, dated July 1, 2003, issued to Trautman Wasserman & Co., Inc.

10.1	Employment Agreement, dated as of March 1, 2003, between Ming Wu and the Company.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

The Company furnished on Form 8-K on September 15, 2003 under Item 12 “Results of Operations and Financial Condition,” a press release announcing our earnings for the quarter and fiscal year ended June 30, 2003 and a transcript of the related conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMRY CORPORATION
Date: November 14, 2003

	By:	/S/ JAMES G. BINCH

James G. Binch CEO and Chairman of the Board (Principal Executive Officer)

Date: November 14, 2003

	By:	/S/ ROBERT P. BELCHER

Robert P. Belcher Senior Vice President—Finance and Administration Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)