Form 10-Q
period 2003-12-31
MEMRY CORP
filed 2004-02-13
CIK 720896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes ☐ No ☒

As of February 9, 2004, 25,559,047 shares of the registrant’s common stock, par value $.01 per share, were issued and outstanding.

MEMRY CORPORATION

FORM 10-Q

For the quarter ended December 31, 2003

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Memry Corporation & Subsidiaries

Consolidated Balance Sheets

	December 31, 2003	June 30, 2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,012,000	$7,509,000
Accounts receivable, less allowance for doubtful accounts	3,813,000	3,809,000
Inventories, net	2,940,000	3,353,000
Prepaid expenses and other current assets	209,000	74,000
Income tax refund receivable	84,000	109,000

Total current assets	16,058,000	14,854,000

Property, Plant, and Equipment	14,236,000	13,913,000
Less accumulated depreciation	(8,700,000)	(7,873,000)

	5,536,000	6,040,000

Other Assets
Patents and patent rights, less accumulated amortization	1,000,000	1,067,000
Goodwill	1,038,000	1,038,000
Note receivable	110,000	110,000
Deferred tax asset	6,402,000	6,806,000
Other assets	185,000	212,000

	8,735,000	9,233,000

	$30,329,000	$30,127,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$602,000	$611,000
Accrued expenses	1,650,000	1,976,000
Notes payable	341,000	912,000

Total current liabilities	2,593,000	3,499,000

Notes Payable, less current maturities	1,265,000	980,000

Stockholders’ Equity
Common stock	256,000	255,000
Additional paid-in capital	49,003,000	48,906,000
Accumulated deficit	(22,788,000)	(23,513,000)

Total stockholders’ equity	26,471,000	25,648,000

	$30,329,000	$30,127,000

See Notes to Consolidated Financial Statements.

Memry Corporation & Subsidiaries

Consolidated Statements of Income

For the Three Months Ended December 31, 2003 and 2002

(Unaudited)

	2003	2002
Revenues:
Product sales	$7,901,000	$9,212,000
Research and development	203,000	183,000

	8,104,000	9,395,000

Cost of Revenues:
Manufacturing	5,055,000	6,034,000
Research and development	117,000	88,000

	5,172,000	6,122,000

Gross profit	2,932,000	3,273,000

Operating Expenses:
Research and development	675,000	599,000
General, selling and administrative	1,880,000	1,907,000

	2,555,000	2,506,000

Operating income	377,000	767,000

Other income (expense):
Interest expense	(26,000)	(33,000)
Interest income	22,000	15,000

	(4,000)	(18,000)

Income before income taxes	373,000	749,000
Provision (benefit) for income taxes	145,000	(6,968,000)

Net income	$228,000	$7,717,000

Basic Earnings Per Share	$0.01	$0.30
Diluted Earnings Per Share	$0.01	$0.30

See Notes to Consolidated Financial Statements.

Memry Corporation & Subsidiaries

Consolidated Statements of Income

For the Six Months Ended December 31, 2003 and 2002

(Unaudited)

	2003	2002
Revenues:
Product sales	$15,854,000	$17,906,000
Research and development	409,000	385,000

	16,263,000	18,291,000

Cost of Revenues:
Manufacturing	9,695,000	11,675,000
Research and development	177,000	204,000

	9,872,000	11,879,000

Gross profit	6,391,000	6,412,000

Operating Expenses (Income):
Research and development	1,488,000	1,216,000
General, selling and administrative	3,702,000	3,563,000
Gain on disposal of assets	—	(12,000)

	5,190,000	4,767,000

Operating income	1,201,000	1,645,000

Other income (expense):
Interest expense	(55,000)	(67,000)
Interest income	42,000	29,000

	(13,000)	(38,000)

Income before income taxes	1,188,000	1,607,000
Provision (benefit) for income taxes	463,000	(6,908,000)

Net income	$725,000	$8,515,000

Basic Earnings Per Share	$0.03	$0.34
Diluted Earnings Per Share	$0.03	$0.33

See Notes to Consolidated Financial Statements.

Memry Corporation & Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2003 and 2002

(Unaudited)

	2003	2002
Cash Flows From Operating Activities:
Net income	$725,000	$8,515,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	894,000	949,000
Gain on sale of assets	—	(12,000)
Deferred income taxes	404,000	(7,022,000)
Equity based compensation	98,000	53,000
Change in operating assets and liabilities:
Accounts receivable	(4,000)	484,000
Inventories	413,000	626,000
Prepaid expenses and other current assets	(135,000)	(129,000)
Other assets	27,000	50,000
Income tax refund receivable	25,000	35,000
Accounts payable and accrued expenses	(334,000)	(728,000)

Net cash provided by operating activities	2,113,000	2,821,000

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(323,000)	(528,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	48,000
Proceeds from note payable	—	61,000
Repayment of notes payable	(287,000)	(250,000)
Proceeds from sale of fixed assets	—	40,000
Principal payments on capital lease obligations	—	(2,000)

Net cash used in financing activities	(287,000)	(103,000)

Net increase in cash and cash equivalents	1,503,000	2,190,000
Cash and cash equivalents, beginning of period	7,509,000	2,951,000

Cash and cash equivalents, end of period	$9,012,000	$5,141,000

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$56,000	$68,000

Cash payments for income taxes	$34,000	$79,000

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Proceeds due from sale of assets	$—	$40,000

Issuance of warrants in connection with investment banking services	$67,000	$—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2003, are not necessarily indicative of the results that may be expected for the year ending June 30, 2004 (“fiscal 2004”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2003 (“fiscal 2003”) of Memry Corporation (the “Company”).

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

Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net income and per share amounts for 2003 and 2002 would have been as follows:

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002	Six Months Ended December 31, 2003	Six Months Ended December 31, 2002
Net income, as reported	$228,000	$7,717,000	$725,000	$8,515,000
Deduct: compensation expense determined under fair value based method for all awards, net of related tax effects	55,000	57,000	125,000	61,000

Pro forma net income	$173,000	$7,660,000	$600,000	$8,454,000

Basic earnings per share:
As reported	$.01	$.30	$.03	$.34

Pro forma	$.01	$.30	$.02	$.33

Diluted earnings per share:
As reported	$.01	$.30	$.03	$.33

Pro forma	$.01	$.30	$.02	$.33

Note C. INVENTORIES

Inventories at December 31, 2003, and June 30, 2003 are summarized as follows:

	December 31	June 30
Raw materials	$998,000	$1,094,000
Work-in-process	1,497,000	1,656,000
Finished goods	588,000	751,000
Allowance for slow-moving and obsolete inventory	(143,000)	(148,000)

	$2,940,000	$3,353,000

Note D. ACCRUED EXPENSES

Accrued expenses at December 31, 2003 and June 30, 2003 are summarized as follows:

	December 31	June 30
Expenses-other	$894,000	$1,105,000
Bonus	125,000	—
Vacation pay	507,000	497,000
Severance	—	50,000
Payroll	124,000	324,000

	$1,650,000	$1,976,000

Note E. EARNINGS PER SHARE

Basic earnings per share amounts are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is antidilutive.

The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings per share.

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002	Six Months Ended December 31, 2003	Six Months Ended December 31, 2002
Number of basic shares outstanding	25,548,674	25,480,877	25,543,098	25,413,364
Effect of dilutive securities:
Warrants	120,505	154,807	62,111	138,142
Options	291,902	205,350	192,191	180,331

Weighted average number of shares outstanding	25,961,081	25,841,034	25,797,400	25,731,837

Note F. INCOME TAXES

A reconciliation of the anticipated income tax provision (computed by applying the statutory Federal income tax rate (34%) to income before income taxes) to the income tax provision (benefit) as reported in the consolidated statements of income are as follows:

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002	Six Months Ended December 31, 2003	Six Months Ended December 31, 2002
Provision for income taxes at statutory Federal rate	$126,000	$255,000	$404,000	$546,000
State taxes, net of Federal benefit	19,000	39,000	59,000	81,000
Decrease in deferred tax valuation allowance	—	(7,277,000)	—	(7,569,000)
Other	—	15,000	—	34,000

Total provision (benefit) for income taxes	$145,000	$(6,968,000)	$463,000	$(6,908,000)

As of June 30, 2003, the Company had net operating loss carryforwards of approximately $17,000,000 available to reduce future Federal taxable income, which expire in 2006 through 2011. The decrease in the valuation allowance was to recognize deferred tax assets at amounts considered by management more likely than not to be realized.

Note G. SUBSEQUENT EVENT

On January 30, 2004, the Company and Webster Bank entered into a Second Amended and Restated Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement, which amends and restates the existing Webster Bank credit facility, and expires on January 31, 2009 (the “Amended Webster Facility”). The Amended Webster Facility includes a revolving line of credit for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 30% of eligible inventory. In connection with the Amended Webster Facility, several existing term loans and equipment line advances totaling $1,545,775 were refinanced into a single term loan, payable in equal monthly installments over a five year period ending January 30, 2009. As a result of the refinancing, the Company has reclassified $571,000 of notes payable to long-term on the December 31, 2003 consolidated balance sheet. The Amended Webster Facility includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through January 31, 2009. The Amended Webster Facility also provides for an acquisition line of credit of up to $2,000,000 providing certain terms and conditions are met. Interest on the revolving line of credit, equipment line of credit, and acquisition line is variable based on LIBOR plus a spread relating to the Company’s operating performance. The new facility is collateralized by substantially all of the Company’s assets.

In addition, the Amended Webster Facility contains various restrictive covenants, including, among others, limitations on encumbrances and additional debt, prohibition on the payment of dividends or redemption of stock (above a certain maximum amount), restrictions on changes in the board of directors, and required compliance with specified financial ratios.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

For our accounting policies that, among others, are critical to the understanding of our results of operations due to the assumptions we make in their application, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended June 30, 2003. Senior management has discussed the development and selection of these accounting policies, and estimates, and the related disclosures with the Audit Committee of the Board of Directors. See Note 1 in the Notes to the Consolidated Financial Statements in our fiscal 2003 Form 10-K for our significant accounting policies. In the first six months of fiscal 2004, there have been no material changes to our significant accounting policies.

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

Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made: and (2) other materially different estimates could have been reasonably made or material changes in the estimates are reasonably likely to occur from period to period. Our critical accounting estimates include the following:

Valuation of Deferred Tax Assets. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $6,402,000 and $6,806,000 at December 31, 2003 and June 30, 2003, respectively.

Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired business. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value. Goodwill was $1,038,000 at December 31, 2003 and June 30, 2003.

Other intangible assets consist primarily of patents and patent rights and are amortized using the straight-line method over their estimated useful lives, ranging from 13 to 16 years. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the book value is not recoverable. Other intangible assets, net of accumulated amortization, were $1,000,000 and $1,067,000 as of December 31, 2003 and June 30, 2003, respectively.

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and results of operations. Certain statements under this caption may constitute “forward-looking statements”. See Part II — “Other Information”.

(a) RESULTS OF OPERATIONS

Three Months Ended December 31, 2003, compared to Three Months Ended December 31, 2002.

Revenues. In the past several years, the Company has focused on increasing the amount of value-added products it provides to the marketplace, i.e., products where additional processing is performed on basic nitinol wire, strip, or tube before it is shipped to the customer. Currently, medical device applications represent some of the best opportunities for increasing the amount of value-added business. The kink-resistant and self-expanding properties of nitinol have made peripheral stenting an area of special interest, and stent components manufactured for Abdominal Aortic Aneurysms (AAA) in particular have become a significant driver of the Company’s revenues. However, because the market for stent components is very dynamic and rapidly changing, the Company has found it difficult to accurately forecast demand for its stent components. Delays in product launches, uncertain timing on regulatory approvals, inventory adjustments by our customers, market share shifts between competing stent platforms and the introduction of next-generation products have all contributed to the variability in revenue generated by shipments of medical stent components.

Revenues decreased 14% to $8,104,000 in the second quarter fiscal 2004 from $9,395,000 during the same period in fiscal 2003, a decrease of $1,291,000. Shipments of wire-based medical stent components decreased approximately $550,000 during the second quarter of fiscal 2004 compared to shipment levels in the second quarter of fiscal 2003. Tube-based components decreased approximately $100,000 compared to shipment levels in the second quarter of fiscal 2003. These decreases are a result of inventory adjustments and delays in product launch by a large medical device customer of the Company. Looking forward, the Company anticipates that overall stent component activity for the next six months will reflect a modest increase from the shipment levels of the third and fourth quarters of fiscal 2003.

Other medical device component shipments, including products utilized in minimally invasive surgery and guidewire applications, decreased approximately $550,000 in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. The Company believes that increasing competition and pricing pressure in a customer’s market has caused it to reduce orders from the Company.

Revenues from sales of high pressure sealing plugs and antenna wire increased approximately $150,000 during the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003.

Revenue from superelastic tube shipments decreased $80,000 in the second quarter of fiscal 2004 versus the second quarter of fiscal 2003. Shipments of martinsitic wire and rod, utilized in various industrial applications, decreased approximately $150,000 compared to shipment levels in the second quarter of fiscal 2003. The Company anticipates that during the balance of fiscal 2004 competition will continue to exert pressure on pricing for superelastic tube.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) decreased to $5,172,000 for the three months ended December 31, 2003 from $6,122,000 during the same three month period in fiscal 2003, a decrease of $950,000, or 16%. This decrease is consistent with the 14% decrease in revenues.

The Company’s gross profit from sales increased slightly to 36% for the three month period ended December 31, 2003, from 35% in the comparable period in fiscal 2003. The Company’s ability to maintain levels of gross profit will depend primarily on its success in securing sufficient business to absorb plant overhead and maintaining manufacturing yields at acceptable levels.

Operating costs, including general, selling and administrative expenses and research and development costs increased $49,000, or 2%, to $2,555,000 for the three months ended December 31, 2003, as compared to $2,506,000 during the same period of fiscal 2003. The Company has chosen to maintain its current levels of expenditures on general, selling and administrative areas, particularly sales and marketing, in order to support future growth in revenues. The Company incurred research and development expenses of $675,000 relating to its internal products as well as the development of future products for the three months ended December 31, 2003 as compared to $599,000 incurred during the same period of fiscal 2003. This increase in research and development expense is primarily due to an increase in engineering expense resulting from a shift in focus of staff engineers from manufacturing support to new process development and prototype support. Other expense decreased from $18,000 in the second quarter of fiscal 2003 to $4,000 in the comparable period in fiscal 2004, due primarily to an increase in interest income associated with a higher average cash balance along with a reduction in interest expense associated with a reduced level of borrowing.

The Company recorded a provision for income taxes of $145,000 for the second quarter of fiscal 2004 compared to a benefit for income taxes of $6,968,000 for the same period in fiscal 2003. This change was due primarily to a decrease in the deferred tax valuation allowance of $7,277,000 during the second quarter of fiscal 2003 to recognize deferred tax assets at amounts considered by management, more likely than not, to be realized. Prior to the recognition of the deferred tax valuation allowance in fiscal 2003, the effective tax rate was 41% compared to 39% for the second quarter of fiscal 2004.

Net Income. Primarily due to the federal tax benefit recognized in fiscal 2003, the Company’s net income decreased by $7,489,000, to $228,000 in the second quarter of fiscal 2004 compared to a net income of $7,717,000 for the same period in fiscal 2003.

Six Months Ended December 31, 2003, compared to Six Months Ended December 31, 2002.

Revenues. Revenues decreased 11% to $16,263,000 in the first six months of fiscal 2004 from $18,291,000 during the same period in fiscal 2003, a decrease of $2,028,000. Shipments of wire-based medical stent components decreased approximately $1,400,000 between the six month period ended December 31, 2002 and the six month period ended December 31, 2003. Tube-based components decreased approximately $350,000 between the six month period ended December 31, 2002 and the six month period ended December 31, 2003. These decreases are a result of inventory adjustments and delays in product launch by a large medical device customer of the Company. Looking forward, the Company anticipates that overall stent component activity for the next six months will reflect a modest increase from the shipment levels of the third and fourth quarters of fiscal 2003.

Other medical device component shipments, including products utilized in minimally invasive surgery and guidewire applications, decreased approximately $1,100,000 between the first six months of fiscal 2003 and the first six months of fiscal 2004. The Company believes that increasing competition and pricing pressure in a customer market has caused them to reduce orders from the Company.

Revenues from sales of arch wire and high pressure sealing plugs increased approximately $250,000 during the first six months of fiscal 2004 as compared to the first six months of fiscal 2003.

Revenues from superelastic tube shipments increased $875,000 in the first six months of fiscal 2004 versus the first six months of fiscal 2003, due primarily to increasing useage in neurological applications and for embolic protection procedures. Shipments of martinsitic wire and rod, utilized in various industrial applications, decreased approximately $250,000. Shipments of superelastic strip, utilized in various industrial applications, decreased approximately $40,000 in the first six months of fiscal 2004 versus the first six months of fiscal 2003. The Company anticipates that during the balance of fiscal 2004 competition will continue to exert pressure on pricing for superelastic tube.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) decreased to $9,872,000 for the six months ended December 31, 2003 from $11,879,000 during the same six month period in fiscal 2003, a decrease of $2,007,000, or 17%. A portion of this decrease is consistent with the 11% decrease in revenues. In addition, a shift in product mix towards higher margin superelastic tube and productivity improvements in the form of higher yields and the resultant reduction in scrap, primarily in tube manufacturing and processing, were the main contributors to the cost reduction.

Due to the reduction in manufacturing costs, the Company’s gross profit from sales increased to 39% for the six month period ended December 31, 2003, from 35% in the comparable period in fiscal 2003. The Company’s ability to maintain improved levels of gross profit will depend primarily on its success in securing sufficient business to absorb plant overhead and maintaining manufacturing yields at acceptable levels.

Operating costs, including general, selling and administrative expenses and research and development costs increased $423,000, or 9%, to $5,190,000 for the six months ended December 31, 2003, as compared to $4,767,000 during the same period of fiscal 2003. General, selling and administrative costs increased to $3,702,000 for the six months ended December 31, 2003 from $3,563,000 during the same six month period in fiscal 2003, an increase of $139,000. This increase is due to an increase in recruiting and investment banking fees over the levels reported in the first six months of fiscal 2003. The Company incurred research and development expenses of $1,488,000 relating to its internal products as well as the development of future products for the six months ended December 31, 2003 as compared to $1,216,000 incurred during the same period of fiscal 2003. This increase is primarily due to an increase in engineering expense resulting from a shift in focus of staff engineers from manufacturing support to new process development and prototype support. Other expense decreased from $38,000 in the first six months of fiscal 2003 to $13,000 in the comparable period in fiscal 2004, due primarily to an increase in interest income associated with a average higher cash balance along with a reduction in interest expense associated with a reduced level of borrowing.

The Company recorded a provision for income taxes of $463,000 for the first six months of fiscal 2004 compared to a benefit for income taxes of $6,908,000 for the same period in fiscal 2003. This change was due primarily to a decrease in the deferred tax valuation allowance of $7,569,000 during the first six months of fiscal 2003 to recognize deferred tax assets at amounts considered by management, more likely than not, to be realized. Prior to the recognition of the deferred tax valuation allowance in fiscal 2003, the effective tax rate was 41% compared to 39% for the six months ended December 31, 2003.

Net Income. Primarily due to the federal tax benefit recognized in fiscal 2003, the Company’s net income decreased by $7,790,000, to $725,000 for the first six months of fiscal 2004 compared to a net income of $8,515,000 for the same period in fiscal 2003.

(b) LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company’s cash and cash equivalents balance was $9,012,000, an increase of $1,503,000 from $7,509,000 at the start of fiscal 2004. Net cash provided by operations was $2,113,000 for the six months ended December 31, 2003, a decrease of $708,000 from $2,821,000 provided during the same six month period ended December 31, 2002. This decrease was primarily due to a reduction in cash generated from earnings of $362,000 combined with a reduction in the rate of accounts receivable collections. Net cash used in investing activities was $323,000 for the six month period ended December 31, 2003, a decrease of $205,000 from $528,000 during the same six month period ended December 31, 2002. This decrease was primarily due to less cash invested in additions to property, plant and equipment. During the six months ended December 31, 2003, net cash used in financing activities was $287,000, reflecting the pay-down of notes payable. Working capital at December 31, 2003, was $13,465,000, an increase of $2,110,000 from $11,355,000 at June 30, 2003.

In fiscal 2003 and the first six months of fiscal 2004, the primary capital requirement was to fund additions to property, plant and equipment.

On June 30, 1998, the Company and Webster Bank entered into a Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement and related financing documents and agreements, with amendments to certain of such documents entered into on each of November 30, 1999, June 30, 2001 and December 31, 2001 (the “Webster Facility”).

The Webster Facility includes a revolving loan for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) 30% of eligible inventory, provided, however, that at no time shall 85% of eligible accounts receivable be less than 50% of the outstanding revolver balance. The Webster facility ended on December 31, 2003 and was extended to January 31, 2004 as the Company negotiated the renewal of the facility. In connection with the amendment to the Webster Facility entered into on December 31, 2001, several existing term loans totaling $1,728,490 were refinanced into a single term loan, which is due December 31, 2005. The Webster Facility includes an equipment loan line of credit that provides for equipment financing up to the lesser of $1,000,000 or 75% of the purchase price for eligible equipment through December 31, 2002. At December 31, 2002, advances of $276,000 had been taken on the equipment line of credit. The Company, on January 1, 2003, converted amounts borrowed under the equipment line of credit to a term loan. The equipment loan line of credit was extended through December 31, 2003. As of December 31, 2003, advances of $339,000 had been taken on the equipment line. At December 31, 2003, an aggregate amount of approximately $1,593,196 was outstanding under the Webster Facility. The Webster Facility is collateralized by substantially all of the Company’s assets.

Interest on the revolving loan and equipment line of credit is variable based on LIBOR plus 2.5%. Interest on the outstanding term loan from December 31, 2001 is at a fixed rate of 7.55% per annum. Interest on the equipment advance converted January 1, 2003, to a term loan is at a variable rate based on LIBOR plus 2.5%.

On January 30, 2004, the Company and Webster Bank entered into a Second Amended and Restated Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement, which amends and restates the existing Webster Bank credit facility, and expires on January 31, 2009 (the “Amended Webster Facility”). The Amended Webster Facility includes a revolving line of credit for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 30% of eligible inventory. In connection with the Amended Webster Facility, several existing term loans and equipment line advances totaling $1,545,775 were refinanced into a single term loan, payable in equal monthly installments over a five year period ending January 30, 2009. As a result of the refinancing, the Company has reclassified $571,000 of notes payable to long-term on the December 31, 2003 consolidated balance sheet. The Amended Webster Facility includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through January 31, 2009. The Amended Webster Facility also provides for an acquisition line of credit of up to $2,000,000 providing certain terms and conditions are met. Interest on the revolving line of credit, equipment line of credit, and acquisition line of credit is variable based on LIBOR plus a spread relating to the Company’s operating performance. The new facility is collateralized by substantially all of the Company’s assets.

In addition, the Amended Webster Facility contains various restrictive covenants, including, among others, limitations on encumbrances and additional debt, prohibition on the payment of dividends or redemption of stock (above a certain maximum amount), restrictions on changes in the board of directors, and required compliance with specified financial ratios.

The Company has grown through acquisitions (including the acquisition of Wire Solutions and Raychem Corporation’s nickel titanium product line). As part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company’s existing businesses. The Company intends to use available cash from operations, available borrowings and authorized but unissued common stock to finance any such acquisitions.

The Company has requirements to fund plant and equipment projects to support the expected increased sales volume of Shape Memory Alloys (“SMAs”) and superelastic materials during the fiscal year ending June 30, 2004, and beyond. The Company expects that it will be able to finance these expenditures through a combination of existing working capital surplus, cash flow generated from operations and available borrowings. The largest risk to the liquidity of the Company would be an event that caused an interruption of cash flow generated from operations, because such an event could also have a negative impact on the Company’s ability to access credit. The Company’s current dependence on a limited number of products and customers represents the greatest risk to existing operations.

In prior filings, the Company disclosed the existence of a “put” right granted to Connecticut Innovations, Incorporated in connection with a December 1994 subordinated debt offering. The “put” right, which would have allowed Connecticut Innovations to require the Company to repurchase certain of the Company’s securities then held by Connecticut Innovations under certain circumstances, is no longer in effect.

Effective July 1, 2003, the Company entered into a second amendment for its lease of manufacturing and office facility located at 4065 Campbell Avenue, Menlo Park, CA scheduled to end in June 2008. Under the terms of the amended lease, the Company will continue to pay a monthly base rent of approximately $24,000 through June 2004, and subsequent to that date, the monthly base rental shall be modified to reflect a 3% annual increase. The other major provisions of the lease remain unchanged.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 1, 2003, the Company issued 62,500 warrants to purchase common stock, exercisable at $1.70 per share, exercisable for five years from the date of issue, to Trautman Wasserman & Co., Inc. as partial payment for investment banking services. Such issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 11, 2003, the Company held its annual meeting of stockholders. At such meeting the Company’s six nominees for director, James G. Binch, W. Andrew Krusen, Jr., Jack H. Halperin, Esq., Kempton J. Coady III, Dr. Andrew L. Lux and Dr. Edwin Snape were elected to the Company’s Board of Directors by the vote specified below:

	No. of Votes
Nominee	For	Against/ Withheld	Abstentions	Broker Non-Votes
James G. Binch	19,422,555	840,848	0	0
W. Andrew Krusen, Jr.	19,652,914	610,489	0	0
Jack H. Halperin, Esq.	13,059,067	7,204,000	0	0
Kempton J. Coady III	13,349,885	6,913,518	0	0
Dr. Andrew L. Lux	14,322,944	5,940,459	0	0
Dr. Edwin Snape	19,614,335	649,068	0	0

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number	Description of Exhibits

4.1	Warrant No. 03-03 to Purchase Common Stock of the Company, dated October 1, 2003, issued to Trautman Wasserman & Co., Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

Current Report on Form 8-K filed on October 7, 2003 under Item 4 “Changes in Registrant’s Certifying Accountant”

The Company furnished on Form 8-K on October 17, 2003 under item 9 “Regulation FD Disclosure,” a press release regarding our expectations with respect to income for the quarter ending September 30, 2003.

The Company furnished on Form 8-K on November 14, 2003 under item 12 “Results of Operation and Financial Condition,” a press release announcing our earnings for the quarter ended September 30, 2003 and a transcript of the related conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMRY CORPORATION
Date: February 13, 2004

	By:	/S/ JAMES G. BINCH

James G. Binch CEO and Chairman of the Board (Principal Executive Officer)

Date: February 13, 2004

	By:	/S/ ROBERT P. BELCHER

Robert P. Belcher Senior Vice President—Finance and Administration Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)