Form 10-Q
period 2004-03-31
MEMRY CORP
filed 2004-05-14
CIK 720896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-15971

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

As of April 28, 2004, 25,570,419 shares of the registrant’s common stock, par value $.01 per share, were issued and outstanding.

MEMRY CORPORATION

FORM 10-Q

For the quarter ended March 31, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Memry Corporation & Subsidiaries

Consolidated Balance Sheets

	March 31, 2004	June 30, 2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,997,000	$7,509,000
Accounts receivable, less allowance for doubtful accounts	4,205,000	3,809,000
Inventories, net	2,845,000	3,353,000
Prepaid expenses and other current assets	241,000	74,000
Note receivable	110,000	—
Income tax refund receivable	70,000	109,000

Total current assets	17,468,000	14,854,000

Property, Plant, and Equipment	14,480,000	13,913,000
Less accumulated depreciation	(9,148,000)	(7,873,000)

	5,332,000	6,040,000

Other Assets
Patents and patent rights, less accumulated amortization	967,000	1,067,000
Goodwill	1,038,000	1,038,000
Note receivable	—	110,000
Deferred tax asset	6,199,000	6,806,000
Other assets	227,000	212,000

	8,431,000	9,233,000

	$31,231,000	$30,127,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$717,000	$611,000
Accrued expenses	2,041,000	1,976,000
Notes payable	320,000	912,000

Total current liabilities	3,078,000	3,499,000

Notes Payable, less current maturities	1,239,000	980,000

Stockholders’ Equity
Common stock	256,000	255,000
Additional paid-in capital	49,082,000	48,906,000
Accumulated deficit	(22,424,000)	(23,513,000)

Total stockholders’ equity	26,914,000	25,648,000

	$31,231,000	$30,127,000

See Notes to Consolidated Financial Statements.

Memry Corporation & Subsidiaries

Consolidated Statements of Income

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Revenues:
Product sales	$8,265,000	$8,251,000
Research and development	306,000	209,000

	8,571,000	8,460,000

Cost of Revenues:
Manufacturing	4,947,000	5,567,000
Research and development	213,000	167,000

	5,160,000	5,734,000

Gross profit	3,411,000	2,726,000

Operating Expenses:
Research and development	758,000	631,000
General, selling and administrative	2,057,000	1,638,000

	2,815,000	2,269,000

Operating income	596,000	457,000

Interest:
Interest expense	(18,000)	(30,000)
Interest income	21,000	16,000

	3,000	(14,000)

Income before income taxes	599,000	443,000

Provision for income taxes	234,000	166,000

Net income	$365,000	$277,000

Basic Earnings Per Share	$0.01	$0.01
Diluted Earnings Per Share	$0.01	$0.01

See Notes to Consolidated Financial Statements.

Memry Corporation & Subsidiaries

Consolidated Statements of Income

For the Nine Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Revenues:
Product sales	$24,119,000	$26,158,000
Research and development	715,000	594,000

	24,834,000	26,752,000

Cost of Revenues:
Manufacturing	14,642,000	17,241,000
Research and development	390,000	371,000

	15,032,000	17,612,000

Gross profit	9,802,000	9,140,000

Operating Expenses (Income):
Research and development	2,246,000	1,847,000
General, selling and administrative	5,753,000	5,201,000
Gain on disposal of assets	—	(12,000)

	7,999,000	7,036,000

Operating income	1,803,000	2,104,000

Interest:
Interest expense	(80,000)	(98,000)
Interest income	62,000	44,000

	(18,000)	(54,000)

Income before income taxes	1,785,000	2,050,000
Provision (benefit) for income taxes	696,000	(6,742,000)

Net income	$1,089,000	$8,792,000

Basic Earnings Per Share	$0.04	$0.35
Diluted Earnings Per Share	$0.04	$0.34

See Notes to Consolidated Financial Statements.

Memry Corporation & Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash Flows From Operating Activities:
Net income	$1,089,000	$8,792,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,383,000	1,446,000
Gain on sale of assets	—	(12,000)
Deferred income taxes (benefit)	607,000	(6,877,000)
Equity based compensation	176,000	102,000
Change in operating assets and liabilities:
Accounts receivable	(396,000)	543,000
Inventories	508,000	876,000
Prepaid expenses and other current assets	(167,000)	(59,000)
Other assets	33,000	85,000
Income tax refund receivable	39,000	—
Income tax payable	—	(75,000)
Accounts payable and accrued expenses	171,000	(1,018,000)

Net cash provided by operating activities	3,443,000	3,803,000

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(567,000)	(1,111,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	48,000
Proceeds from note payable	1,574,000	—
Repayment of notes payable	(1,907,000)	(327,000)
Financing costs	(55,000)	—
Principal payments on capital lease obligations	—	(3,000)

Net cash used in financing activities	(388,000)	(282,000)

Net increase in cash and cash equivalents	2,488,000	2,410,000
Cash and cash equivalents, beginning of period	7,509,000	2,951,000

Cash and cash equivalents, end of period	$9,997,000	$5,361,000

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$76,348	$98,932

Cash payments for income taxes	$50,100	$209,105

Issuance of warrants in connection with investment banking services	$125,881	$—

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A. BASIS OF PRESENTATION

Memry Corporation (the “Company”), a Delaware corporation incorporated in 1981, is engaged in the business of developing, manufacturing and marketing products and components utilizing the properties exhibited by shape memory alloys. The Company’s sales are primarily to customers in the medical device industry located throughout the United States and Europe. The Company extends credit to its customers on an unsecured basis on terms that it establishes for individual customers.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending June 30, 2004 (“fiscal 2004”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2003 (“fiscal 2003”) of Memry Corporation.

Note B. STOCK-BASED EMPLOYEE COMPENSATION

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued to employees and directors under the Company’s stock option and warrant plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized. On January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share, and other disclosures, as if the fair value based method of accounting had been applied.

Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net income and per share amounts for 2004 and 2003 would have been as follows:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Nine Months Ended March 31, 2004	Nine Months Ended March 31, 2003
Net income, as reported	$365,000	$277,000	$1,089,000	$8,792,000

Deduct: compensation expense determined under fair value based method for all awards, net of related tax effects	50,000	46,077	175,000	83,910

Pro forma net income	$315,000	$230,923	$914,000	$8,708,090

Basic earnings per share:

As reported	$.01	$.01	$.04	$.35

Pro forma	$.01	$.01	$.04	$.34

Diluted earnings per share:

As reported	$.01	$.01	$.04	$.34

Pro forma	$.01	$.01	$.04	$.34

Note C. INVENTORIES

Inventories at March 31, 2004, and June 30, 2003 are summarized as follows:

	March 31	June 30
Raw materials	$850,000	$1,094,000
Work-in-process	1,715,000	1,656,000
Finished goods	564,000	751,000
Allowance for slow-moving and obsolete inventory	(284,000)	(148,000)

	$2,845,000	$3,353,000

Note D. ACCRUED EXPENSES

Accrued expenses at March 31, 2004 and June 30, 2003 are summarized as follows:

	March 31	June 30
Expenses-other	$920,000	$1,105,000
Bonus	339,000	—
Vacation pay	517,000	497,000
Severance	—	50,000
Payroll	265,000	324,000

	$2,041,000	$1,976,000

Note E. EARNINGS PER SHARE

Basic earnings per share amounts are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is antidilutive.

The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings per share.

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Nine Months Ended March 31, 2004	Nine Months Ended March 31, 2003
Weighted average number of shares outstanding - basic	25,559,047	25,513,909	25,548,414	25,446,879
Effect of dilutive securities:
Warrants	173,471	84,435	107,309	120,240
Options	409,279	122,128	261,282	160,243

Weighted average number of shares outstanding - diluted	26,141,797	25,750,472	25,917,005	25,727,362

Note F. INCOME TAXES

A reconciliation of the anticipated income tax provision (computed by applying the statutory Federal income tax rate (34%) to income before income taxes) to the income tax provision (benefit) as reported in the consolidated statements of income are as follows:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Nine Months Ended March 31, 2004	Nine Months Ended March 31, 2003
Provision for income taxes at statutory Federal rate	$204,000	$151,000	$607,000	$697,000
State taxes, net of Federal benefit	30,000	22,000	89,000	102,000
Decrease in deferred tax valuation allowance	—	—	—	(7,569,000)
Other	—	(7,000)	—	28,000

Total provision (benefit) for income taxes	$234,000	$166,000	$696,000	$(6,742,000)

As of June 30, 2003, the Company had net operating loss carryforwards of approximately $17,000,000 available to reduce future Federal taxable income, which expire in 2006 through 2011. The decrease in the valuation allowance was to recognize deferred tax assets at amounts considered by management more likely than not to be realized.

NOTE G. Notes Payable

On January 30, 2004, the Company and Webster Bank entered into a Second Amended and Restated Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement, which amended and restated the then existing Webster Bank credit facility, and expires on January 30, 2009 (the “Amended Webster Facility”). The Amended Webster Facility includes a revolving line of credit for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 30% of eligible inventory. In connection with the Amended Webster Facility, several existing term loans and equipment line advances totaling $1,546,000, plus additional proceeds of $28,000, totaling $ $1,574,000 were refinanced into a single term loan, payable in equal monthly installments over a five year period ending January 30, 2009. The Amended Webster Facility includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through January 30, 2009. The Amended Webster Facility also provides for an acquisition line of credit of up to $2,000,000 providing certain terms and conditions are met. Interest on the revolving line of credit, equipment line of credit, and acquisition line of credit is variable based on LIBOR plus a spread relating to the Company’s operating performance. The new facility is collateralized by substantially all of the Company’s assets.

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

For our accounting policies that, among others, are critical to the understanding of our results of operations due to the assumptions we make in their application, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended June 30, 2003. Senior management has discussed the development and selection of these accounting policies, and estimates, and the related disclosures with the Audit Committee of the Board of Directors. See Note 1 of the Notes to the Consolidated Financial Statements in our fiscal 2003 Form 10-K for our significant accounting policies. In the first nine months of fiscal 2004, there have been no material changes to our significant accounting policies.

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

Valuation of Deferred Tax Assets. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $6,199,000 and $6,806,000 at March 31, 2004 and June 30, 2003, respectively.

Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired business. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value. Goodwill was $1,038,000 at March 31, 2004 and June 30, 2003.

Other intangible assets consist primarily of patents and patent rights and are amortized using the straight-line method over their estimated useful lives, ranging from 13 to 16 years. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the book value is not recoverable. Other intangible assets, net of accumulated amortization, were $ 967,000 and $1,067,000 as of March 31, 2004 and June 30, 2003, respectively.

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and results of operations. Certain statements under this caption may constitute “forward-looking statements”. See Part II — “Other Information”.

(a) RESULTS OF OPERATIONS

Three Months Ended March 31, 2004, compared to Three Months Ended March 31, 2003.

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

Revenues increased 1% to $8,571,000 in the third quarter of fiscal 2004 from $8,460,000 during the same period in fiscal 2003, an increase of $111,000. Shipments of wire-based medical stent components decreased approximately $200,000 during the third quarter of fiscal 2004 compared to shipment levels in the third quarter of fiscal 2003. Tube-based components increased approximately $350,000 compared to shipment levels in the third quarter of fiscal 2003. Looking forward, the Company anticipates that overall stent component activity for the next three months will reflect a modest increase from the shipment levels of the fourth quarter of fiscal 2003.

Other medical device component shipments, including products utilized in minimally invasive surgery, decreased approximately $600,000 in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. This decrease relates almost entirely to a customer of the Company who now faces new competition which has led to a decrease in unit shipments and a reduction in unit prices by the Company. Microcoil and guidewire shipments, an area of recent focus of the Company, increased approximately $200,000 during the third quarter of fiscal 2004 versus the third quarter of fiscal 2003.

Revenues from sales of high pressure sealing plugs, arch wire and other wire products increased approximately $400,000 during the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003.

Shipments of semi-finished materials, including wire, strip and tube, utilized in various industrial applications decreased approximately $50,000 compared to shipment levels in the third quarter of fiscal 2003. The Company anticipates that during the balance of fiscal 2004, competition will continue to exert pressure on pricing for superelastic tube.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) decreased to $5,160,000 for the three months ended March 31, 2004 from $5,734,000 during the same three month period in fiscal 2003, a decrease of $574,000, or 10%. This decrease is due mainly to process improvements in tube and stent production which resulted in a reduction of scrap and other material variances.

The Company’s gross profit from sales increased to 40% for the three month period ended March 31, 2004, from 32% in the comparable period in fiscal 2003. The Company’s ability to maintain these levels of gross profit will depend primarily on its success in securing sufficient business to absorb plant overhead and maintaining manufacturing yields at acceptable levels.

Operating costs, including general, selling and administrative expenses and research and development costs increased $546,000, or 24%, to $2,815,000 for the three months ended March 31, 2004, as compared to $2,269,000 during the same period of fiscal 2003. General, selling and administrative expenses increased approximately $420,000 for the three months ended March 31, 2004 compared to the same three month period in fiscal 2003. This increase is primarily due to an increase in the bonus accrual which is based on a plan approved by the Company’s compensation committee that accrues bonuses based on a combination of anticipated pretax profit and individual performance. Another factor that contributed to the increase in general, selling and administrative expenses was the increase in investment banking expenses which reflects the Company’s increased efforts in the areas of business development and mergers and acquisitions. The Company has also chosen to maintain its current levels of expenditures on selling and marketing, in order to support future growth in revenues. The Company incurred research and development expenses of $758,000 relating to its internal products as well as the development of future products for the three months ended March 31, 2004 as compared to $631,000 incurred during the same period of fiscal 2003. This increase in research and development expense is primarily due to an increase in engineering expense resulting from a shift in focus of staff engineers from manufacturing support to new process development and prototype support.

Net interest expense changed from $14,000 in the third quarter of fiscal 2003 to net interest income of $3,000 in the comparable period in fiscal 2004, due primarily to an increase in interest income associated with a higher average cash balance along with a reduction in interest expense associated with a reduced level of borrowing.

The Company recorded a provision for income taxes of $234,000 for the third quarter of fiscal 2004 compared to $166,000 for the same period in fiscal 2003.

Net Income. Primarily due to an increase in gross profit offset by an increase in general, selling and administrative expenses, the Company’s net income increased by $88,000, to $365,000 in the third quarter of fiscal 2004 compared to a net income of $277,000 for the same period in fiscal 2003.

Nine Months Ended March 31, 2004, compared to Nine Months Ended March 31, 2003.

Revenues. Revenues decreased 7% to $24,834,000 in the first nine months of fiscal 2004 from $26,752,000 during the same period in fiscal 2003, a decrease of $1,918,000. Shipments of wire-based medical stent components decreased approximately $1,600,000 between the nine month period ended March 31, 2003 and the nine month period ended March 31, 2004. The decrease in the wire-based medical stent components is a result of inventory adjustments and delays in product launch by a large medical device customer of the Company. Tube-based components increased approximately $50,000 from the nine month period ended March 31, 2003 to the nine month period ended March 31, 2004. Looking forward, the Company anticipates that overall stent component activity for the next three months will reflect a modest increase from the shipment levels of the fourth quarter of fiscal 2003.

Other medical device component shipments, including products utilized in minimally invasive surgery decreased approximately $1,800,000 between the first nine months of fiscal 2003 and the first nine months of fiscal 2004. This decrease relates almost entirely to a customer of the Company who now faces new competition which has led to a decrease in unit shipments and a reduction in unit prices by the Company. Microcoil and guidewire products increased approximately $300,000 in the nine months ending March 31, 2004 versus the nine month period ended March 31, 2003.

Revenues from sales of high pressure sealing plugs, arch wire, and other wire products increased approximately $600,000 during the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003.

Revenues from superelastic tube shipments increased $850,000 in the first nine months of fiscal 2004 versus the first nine months of fiscal 2003, due primarily to increasing useage in neurological applications and for embolic protection procedures. The Company anticipates that during the balance of fiscal 2004 competition will continue to exert pressure on pricing for superelastic tube. Shipments of martinsitic wire and rod, utilized in various industrial applications, decreased approximately $200,000. Shipments of tinel lock decreased approximately $120,000 in the first nine months of fiscal 2004 versus the first nine months of fiscal 2003.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) decreased to $15,032,000 for the nine months ended March 31, 2004 from $17,612,000 during the same nine month period in fiscal 2003, a decrease of $2,580,000, or 15%. A portion of this decrease is consistent with the 7% decrease in revenues. Productivity improvements in the form of higher yields and the resultant reduction in scrap, primarily in tube manufacturing and processing, were the other main contributors to the cost reduction.

Due to the reduction in manufacturing costs, the Company’s gross profit from sales increased to 39% for the nine month period ended March 31, 2004, from 34% in the comparable period in fiscal 2003. This improvement was due primarily to efficiencies gained by process improvements in tube and stent production. The Company’s ability to maintain these improved levels of gross profit will depend primarily on its success in securing sufficient business to absorb plant overhead and maintaining manufacturing yields at acceptable levels.

Operating costs, including general, selling and administrative expenses and research and development costs increased $963,000, or 14%, to $7,999,000 for the nine months ended March 31, 2004, as compared to $7,036,000 during the same period of fiscal 2003. General, selling and administrative costs increased to $5,753,000 for the nine months ended March 31, 2004 from $5,201,000 during the same nine month period in fiscal 2003, an increase of $552,000. This increase is primarily due to an increase in the bonus accrual which is based on a plan approved by the Company’s compensation committee that accrues bonuses based on a combination of anticipated pretax profit and individual performance. Another factor that contributed to the increase in general, selling and administrative expenses was the increase in investment banking expenses which reflects the Company’s increased efforts in the areas of business development and mergers and. The Company has also chosen to maintain its current levels of expenditures on selling and marketing in order to support future growth in revenues. The Company incurred research and development expenses of $2,246,000 relating to its internal products as well as the development of future products for the nine months ended March 31, 2004 as compared to $1,847,000 incurred during the same period of fiscal 2003. This increase is primarily due to an increase in engineering expense resulting from a shift in focus of staff engineers from manufacturing support to new process development and prototype support.

Net interest expense decreased from $54,000 in the first nine months of fiscal 2003 to $18,000 in the comparable period in fiscal 2004, due primarily to an increase in interest income associated with an average higher cash balance along with a reduction in interest expense associated with a reduced level of borrowing.

The Company recorded a provision for income taxes of $696,000 for the first nine months of fiscal 2004 compared to a benefit for income taxes of $6,742,000 for the same period in fiscal 2003. This change was due primarily to a decrease in the deferred tax valuation allowance of $7,569,000 during the first nine months of fiscal 2003 to recognize deferred tax assets at amounts considered by management, more likely than not, to be realized. Prior to the recognition of the deferred tax valuation allowance in fiscal 2003, the effective tax rate was 40% compared to 39% for the nine months ended March 31, 2004.

Net Income. Primarily due to the federal tax benefit recognized in fiscal 2003, the Company’s net income decreased by $7,703,000, to $1,089,000 for the first nine months of fiscal 2004 compared to a net income of $8,792,000 for the same period in fiscal 2003.

(b) LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company’s cash and cash equivalents balance was $9,997,000, an increase of $2,488,000 from $7,509,000 at the start of fiscal 2004. Net cash provided by operations was $3,443,000 for the nine months ended March 31, 2004, a decrease of $360,000 from $3,803,000 provided during the same nine month period ended March 31, 2003. This decrease was primarily due to a reduction in cash generated from earnings of $196,000 combined with a reduction in the rate of accounts receivable collections. Net cash used in investing activities was $567,000 for the nine month period ended March 31, 2004, a decrease of $544,000 from $1,111,000 during the same nine month period ended March 31, 2003. This decrease was due to less cash invested in additions to property, plant and equipment. During the nine months ended March 31, 2004, net cash used in financing activities was $388,000, reflecting the pay-down of notes payable of $361,000, reduced by $28,000 of additional financing and financing costs of $55,000 incurred in connection with the Amended Webster Facility described below. Working capital at March 31, 2004, was $14,390,000, an increase of $3,035,000 from $11,355,000 at June 30, 2003.

In fiscal 2003 and the first nine months of fiscal 2004, the capital requirement was to fund additions to property, plant and equipment.

On June 30, 1998, the Company and Webster Bank entered into a Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement and related financing documents and agreements, with amendments to certain of such documents entered into on each of November 30, 1999, June 30, 2001, December 31, 2001 (the “Webster Facility”).

On January 30, 2004, the Company and Webster Bank entered into a Second Amended and Restated Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement, which amended and restated the then existing Webster Bank credit facility, and expires on January 30, 2009 (the “Amended Webster Facility”). The Amended Webster Facility includes a revolving line of credit for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 30% of eligible inventory. In connection with the Amended Webster Facility, several existing term loans and equipment line advances totaling $1,546,000, plus additional proceeds of $28,000, totaling $1,574,000 were refinanced into a single term loan, payable in equal monthly installments over a five year period ending January 30, 2009. The Amended Webster Facility includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through January 30, 2009. The Amended Webster Facility also provides for an acquisition line of credit of up to $2,000,000 providing certain terms and conditions are met. Interest on the revolving line of credit, equipment line of credit, and acquisition line of credit is variable based on LIBOR plus a spread relating to the Company’s operating performance. The new facility is collateralized by substantially all of the Company’s assets.

At March 31, 2004, an aggregate amount of $1,547,767 was outstanding under the Amended Webster Facility.

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

We carried out an evaluation, under the supervision and with the participation of our management including our president and chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On January 1, 2004, the Company issued 62,500 warrants to purchase common stock, exercisable at $1.70 per share, exercisable for five years from the date of issue, to Trautman Wasserman & Co., Inc. as partial payment for investment banking services. Such issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number	Description of Exhibits

4.1	Warrant No. 03-04 to Purchase Common Stock of the Company, dated January 1, 2004, issued to Trautman Wasserman & Co., Inc.

10.1	Second Amended and Restated Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement, dated as of January 30, 2004, between the Company and Webster Bank.

10.2	Third Amended and Restated Revolving Loan Note, dated January 30, 2004, by the Company in favor of Webster Bank.

10.3	Amended and Restated Equipment Loan Note, dated January 30, 2004, by the Company in favor of Webster Bank.

10.4	Second Consolidated and Amended and Restated Term Loan Note, dated January 30, 2004, by the Company in favor of Webster Bank.

31.1	Certification of President and Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

Current Report on Form 8-K furnished on February 10, 2004 under Item 12 (Relating to a press release announcing our earnings for the quarter ended December 31, 2003 and a transcript of the related conference call).

Current Report on Form 8-K filed on February 23, 2004 under Items 5 and 7 (Relating to a press release regarding additions to the Company’s Board of Directors and Dr. Edwin Snape’s election as Chairman).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMRY CORPORATION
Date: May 14, 2004

	By:	/S/ JAMES G. BINCH
James G. Binch
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2004	By:	/S/ ROBERT P. BELCHER
Robert P. Belcher
Senior Vice President—Finance and Administration Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)