Form 10-K
period 2004-06-30
MEMRY CORP
filed 2004-09-28
CIK 720896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-15971

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $39,915,409 on December 31, 2003 based upon the closing trade price of $1.75 on that date and based on the assumption, for purposes of this computation only, that all of the registrant’s directors and officers are affiliates.

The number of shares outstanding of the registrant’s Common Stock as of September 23, 2004 was 25,583,068.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held in December, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Memry Corporation

For The Year Ended June 30, 2004

PART I.

ITEM 1.	BUSINESS

INTRODUCTION

Memry Corporation (referred to herein as “Memry” or the “Company”) was incorporated in 1981. Memry provides design, engineering, development and manufacturing services to the medical device and other industries using the Company’s proprietary shape memory alloy technologies. Medical device products include stent components, catheter components, guidewires, laparoscopic surgical sub-assemblies and orthopedic instruments. The Company’s commercial and industrial businesses produce semi-finished materials and components. The Company also provides engineering services to assist customers in the development of products based on the properties of shape memory alloys.

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

The major defining properties of the SMAs with which the Company works are “super elasticity” and “thermal shape memory.” Currently the predominant SMA utilized by the Company is a nickel-titanium alloy commonly referred to as nitinol. The mechanical properties that can be engineered into nitinol-based devices permit innovative product designs that presently would be difficult or impossible to replicate with other materials. Unlike ordinary metal, certain SMAs are capable of fully recovering their shape after being deformed as much as six to eight percent, and of performing this recovery on a repeated basis. This is more than ten times the recovery ability of ordinary metals. This “super elasticity” feature has applications for surgical instruments and devices, orthodontic apparatus, cellular telephone antennae, and other devices. Thermal recovery applications typically involve instances where a device is controlled or actuated in response to a pre-determined thermal change. Examples of such uses include heat activated coupling or sealing devices, valve actuation systems, and thermally actuated mechanical systems. The majority of today’s commercial applications involve the use of the materials’ “super elastic” properties.

MARKETS

Medical Device Industry. Although the Company has expertise in a variety of SMAs, the Company utilizes primarily the super elastic characteristic of nitinol for medical device applications. The value of nitinol’s super elastic characteristics in the medical device sector is its ability to provide ease of access and delivery of sophisticated medical devices. In addition, nitinol is kink resistant, exerts a constancy of force, is biocompatible (non-toxic) and is non-ferromagnetic, thereby allowing the use of magnetic resonance imaging (MRI) on patients with nitinol-based implants. Because of these unique characteristics, nitinol is becoming integral to the design of a variety of new medical products, notably for peripheral vascular and non-vascular stents, guidewires and catheters, urological products and orthopedic devices.

Vascular endoprostheses, so-called stents, are small tubular scaffolding keeping recanalized vessels open or, for covered stents or stent grafts, preventing aneurysmatic vessels from enlarging and potentially rupturing. Stents are placed endoluminally in the vessel using catheter-based delivery systems. Once deployed, stents exert a radial force against the walls of the vessel to enable these lumens to remain open and functional. A number of different stent designs, materials and delivery systems, with varying characteristics, are currently available, in clinical studies or under development. The most prevalent stent designs are either lattice tubes made via laser cutting or wire-based stents.

Stents have emerged as one of the fastest growing segments of the medical device market and have led to significant advances in interventional cardiology, radiology and endovascular surgery. Stents are used increasingly as adjuncts or alternatives to a variety of endoluminal procedures because it is believed they are beneficial to overall patient outcome and may, over time, reduce total treatment costs. From its infancy in 1990, the stent market has grown to estimated worldwide sales of approximately $3.5 billion in 2002 and is forecast by Reuters to exceed $5 billion by 2007 mainly fueled by drug-eluting stents. The vast majority of stents are currently utilized in the treatment of coronary artery disease and are made primarily of stainless steel or cobalt chrome alloys. Coronary stents are normally deployed through the expansion of a balloon on a catheter-based delivery system with a second balloon frequently used to further expand the stent. The Company does not currently process or market stainless steel or cobalt chrome stents.

Because of their unequaled large expansion ratio, crush resistance, and ease of deployment, self expanding nitinol stents are expected to capture a large portion of the peripheral vasculature stent market. This market includes the endovascular treatment of abdominal and thoracic aneurysms. Self-expanding nitinol stents are typically deployed via balloonless catheter-based delivery systems constraining the stent under a sheath that is subsequently withdrawn to allow the stent elastic expansion against the vessel walls. The Company is an active participant in the processing and marketing of nitinol peripheral stent components.

Guidewires and/or catheters, in this context, refer to tubes or wires inserted into a vessel for diagnostic or therapeutic purposes. The guidewires and/or catheters can be used in the delivery of medical devices, drugs or stents. Because of the super elastic characteristic, together with other attributes of nitinol described above, nitinol is replacing stainless steel as the material of choice in many of these instruments.

The use of nitinol in the orthopedic marketplace utilizes both the super elastic and shape memory characteristics of the material, depending upon the application. This market can be segregated into two product classifications, implantables and tools/instrumentation. Implantable devices which benefit from the properties of nitinol range from bone staples, which utilize the shape memory properties of the material in total joints or trauma surgeries to reduce and ultimately enable repair of fractures, to fixation devices which utilize the super elastic characteristics of nitinol. The super elastic characteristics of nitinol enhance the capabilities of arthroscopic surgery by providing additional flexibility in the tools and instrumentation. This additional flexibility is also valuable in spinal fusion devices and replacement products.

A wide range of retrieval devices, stents, and catheters for use in the urological marketplace are further enhanced by the super elastic characteristics of nitinol. Flexibility and placement options, heretofore extremely difficult or impossible to obtain utilizing current materials, are now much more readily accessible through the design inclusion of nitinol. Multifaceted assemblies, made from either nitinol wire or laser cut nitinol tubing in the form of baskets, graspers, or coils, are less invasive and less traumatic to the system due to the increased flexibility and pre-set response temperatures made possible by the properties of this alloy.

Memry currently produces the wire, strip and tubing that are used to fabricate guidewires, catheters, stents, urological and orthopedic components and increasingly provides completed sub assemblies to medical device companies, as well as other surgical and diagnostic instrument components. In fiscal 2004, sales to medical device companies accounted for approximately 90% of revenues and sales to non-medical device companies accounted for the additional 10%.

Non-Medical Markets. The non-medical industry sectors served by the Company include primarily the telecommunications, aerospace/defense and automotive industries. While the success of nitinol products in the medical device industry is typically derived from the super elastic characteristics of nitinol, applications in these industrial sectors employ both the super elastic and the shape memory characteristics of nitinol. Although the development cycles in these industries, particularly aerospace/defense and automotive, are longer than those of the medical device sector, once the product is adopted it typically provides for larger volume demand, is more easily leveraged into other customers, and does not suffer from strict regulatory requirements.

Examples of such products the Company currently provides to these markets include sealing devices, actuators and fasteners. Memry currently sells heat actuated sealing devices used in diesel engine fuel injection systems to maintain air pressure. Fasteners are products that also employ the characteristics of shape memory to hold or couple two pieces of wire and/or metal together. A super elastic nitinol wire is sold as the element wire in retractable antennae for portable cellular telephones. It has superior durability and quickly recovers its straight shape when bending stresses are removed. The super elasticity effect helps to avoid kinking and deformation.

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

PRODUCTS AND SERVICES

Beta-Titanium Alloy. Memry announced during fiscal 2002 that it had received a patent for a new nickel-free titanium alloy. The new alloy contains small amounts of molybdenum, aluminum, vanadium and niobium. The Company believes it is the first nickel-free titanium alloy that is also super elastic and exhibits shape recovery properties. The Company is currently engaged in research, including co-operative university programs, to further map the properties of the new alloy. Memry believes the new alloy may offer advantages over existing materials in a variety of applications, including eyewear, orthodontia, and orthopedic devices. If the Company is successful in developing commercial applications for this material, it is likely that a combination of licensing and in-house processing of the material in semi-finished form will be employed to realize value from the alloy.

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

Sub-Assemblies. Memry manufactures and sells value-added sub-assemblies to OEMs, principally in the medical device field. This is done by taking the semi-finished materials and/or formed components produced by Memry and combining or assembling them with other products that have been outsourced by Memry to form a larger component or “sub-assembly” of the OEMs’ finished product. Memry combines its SMA expertise with additional manufacturing and process knowledge and third-party supply chain management to cost-effectively produce a sub-assembled product for OEMs. The single largest portion of Memry’s eastern business is selling assemblies and components to United States Surgical Corporation (“USSC”), a division of Tyco Healthcare Group LP (“Tyco”), and other medical industry OEMs. The primary item sold by Memry to USSC is a SMA sub-assembly used by USSC for endoscopic instruments. The use of super elastic SMAs allows the instruments to be constrained outside the body, inserted into the body in its constrained form through small passages, to then take a different shape while inside the body, and then to return to their constrained shape for removal. The primary value-added product produced by the Company’s Menlo Park operations are finished stent rings utilized by Medtronic AVE (“Medtronic”) in their AneuRx AAA stent graft product.

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

STRATEGY

The Company’s strategy has several components which support each other. The overall objective of the Company is to become a leading supplier of components and sub-assemblies to the medical device industry. A key component of this strategy is to maintain the Company’s leadership position in the provision and processing of SMAs. This requires Memry to continue developing the relevant technology and also to become a very efficient and cost effective manufacturer. A second element of the strategy is to diversify and expand the Company’s revenue base by providing additional products and services. This will enable Memry to attract new customers and to expand our business with our existing customer base. A third element of the strategy is to obtain value from the Company’s body of intellectual property through licensing, joint ventures, or sales of technology. Finally, Memry is beginning to explore the possibility of expanding the Company’s product and service offerings through acquisitions, joint ventures, and/or investments. Each of these strategic elements will be further described below.

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

In order to continue to advance the Company’s leadership position in SMAs, the Company continues to implement the following initiatives:

Advancing Processing Expertise and Quality Assurance. Nitinol is a non-linear material, which makes it a very difficult material to process. Memry believes that one of its competitive advantages is its ability to effectively process this material. One of these processes is the production of tubes used primarily in the production of stents. The Company believes that this process, proprietary to the Company, will provide Memry with an advantage over competitors with regard to product quality and cost for selected products when it is fully implemented. Memry has underway a number of process enhancement initiatives designed to enhance both the current manufacturing processes and Memry’s competitive position, some of which are intended to result in new patent applications. Because many of the materials produced by Memry are used in medical devices, the product quality requirements placed on Memry by its customers are high. Both of Memry’s U.S. manufacturing facilities are ISO 9001:2000 certified.

Modernizing Manufacturing Capabilities. To meet growing demand, particularly in the medical device market for the production of nitinol stents and other components, the Company has committed to optimizing the manufacturing efficiency of its current facilities and expects to invest between $1.5 million and $2.5 million in capital equipment and facility improvements in fiscal 2005.

Restructuring Manufacturing Operations. To accommodate the growing capacity requirements of the Company’s core medical OEM customer business, and to increase the efficiency of operation, the Company will continue to analyze the optimum manufacturing strategy for the Company, including which Memry facility should house each operation and what role outsourcing will play in overall operations. All critical technology development will be coordinated by the Company’s Office of Technology, located in Connecticut.

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

In order to expand on this “fully-integrated” service concept, the Company has implemented the following:

Increasing Engineering Service Capabilities. Memry possesses significant expertise in the characterization and performance of various SMAs. This expertise is often critical in the design of medical devices. Although Memry has in the past actively participated in the design of OEM customer products, the Company has a program to clearly characterize and communicate to customers both the Company’s capabilities and the terms and conditions under which the Company will contract to assist existing and potential customers through these services. In addition, it has increased the scope of service to the medical device market by adding sophisticated surface chemistry treatments.

Processing Additional Formed Components. Over the past several years, the Company has taken advantage of additional opportunities in the market to increase its business of processing semi-finished material into formed components. For instance in fiscal 2004, the Company significantly increased its shipments of microcoil and guidewire assemblies. The Company anticipates that it will continue to focus its resources on seeking additional customers for existing component concepts and new opportunities for its semi-finished material.

Obtain value from intellectual property. Over the years, Memry has developed a considerable amount of intellectual property (IP). Some of it is in the form of patents, other in the form of trade secrets and know-how. Recently, the Company has been working on a program to obtain value from this IP in other than its traditional route of manufacturing and selling products. The Company is currently in preliminary discussions with companies in several industries to attempt to license its new beta-titanium product (flexium) described above. If successful, Memry would likely receive a royalty payment of some sort for the right to utilize the new alloy in a particular application. No royalty payments have been received to date, and there is no guarantee that Memry will be successful in these negotiations. Memry also hopes to derive value from a technology that has applications in the oil-field service industry.

Expand Memry’s product and service offerings through acquisition or joint venture. While there remain attractive growth opportunities in the core product/service areas described above, Memry plans to investigate broadening the Company’s capabilities through acquisitions, joint ventures, and/or investment. In evaluating any such opportunity, Memry is screening along several variables, including: growth opportunity, diversification of product lines and customers, profit potential, and access to new technology. The Company anticipates that any acquisition, joint venture, or investment would be in a business segment that is strategically related to its current business.

On July 12, 2004, Memry announced that it signed a letter of intent to acquire substantially all of the assets and selected liabilities of Putnam Plastics Corporation (“Putnam”). The transaction, which is subject to the signing of definitive agreements and customary closing conditions, is expected to close by October 31, 2004. Putnam, a privately held corporation, is one of the nation’s leading specialty polymer extrusion companies serving the medical device and other high technology industries. Its primary products are complex multi-lumen, multi-layer extrusions used for guidewires, catheter shafts, delivery systems and various other interventional medical procedures. Putnam is a major supplier of co-extruded polyimide, multi-lumen, braided and extremely thin-wall, multi-layer tubing as well as sheathing for fiber-optic tubing. Putnam’s products are known for their complex configurations, multiple material construction and innovative designs. Putnam also is well known for its ability to manufacture to tight tolerances.

On August 25, 2004, the Company announced that it will finance a $200,000 joint development program with and has made a $400,000 initial investment in Biomer Technology Ltd, a privately owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Based in Runcorn, England, Biomer Technology Ltd is a biomaterials company that has developed a range of high-performance polyurethanes, process technology, components and products for medical device manufacturing.

MARKETING AND SALES

Sales to Raychem. In 1996, in connection with the acquisition by Memry of its West coast facility from Raychem Corporation (the “Raychem Acquisition”), Memry and Raychem entered into a Private Label/Distribution Agreement pursuant to which Raychem was made Memry’s exclusive distributor for the product line acquired by Memry in certain specified fields of use for an initial term of five years. Sales by the Company to certain customers, including USSC, were excluded from the scope of this Agreement, as were any future sales for all medical implant and certain consumer recreational applications. In February 2000, Memry and the Raychem division of Tyco entered into a Sales Agency Agreement in order to replace the original agreement between the two parties. Under the revised agreement, all medical applications were marketed and sold directly by Memry’s internal sales and marketing organization. At the same time, Memry retained Raychem to be its exclusive sales agent for all industrial and commercial applications served by the Company, including sales to the orthodentia and endodentia markets. Industrial and commercial sales handled by Raychem under the agreement are reported as gross sales, with commission due Raychem treated as sales expense. The Company terminated this agreement effective September 30, 2002. Subsequent to this date, products previously sold by Raychem have been marketed and sold by Company personnel.

Sales to Memry Europe. In connection with the sale of Memry Europe, N.V. to Wilfried Van Moorleghem in February of 2001, Memry entered into a License and Supply Agreement with Memry Europe (which has been renamed Advanced Medical Technologies (“AMT”)). Pursuant to the License and Supply Agreement, Memry agreed to supply to AMT certain alloys and tubing products. In addition, conditional upon Memry being granted certain patents, Memry agreed to grant to Memry Europe a right and royalty-bearing license to such patents and a right and royalty-bearing license to certain electropolishing technology and tubing technology.

Personnel. The Company currently has 8 sales and marketing personnel, of which 5 operate primarily from headquarters, and 1 is the manager for the overall activity.

Major Customers. The Company’s three largest customers are Medtronic, Tyco and Guidant Corporation, accounting for approximately 39%, 16% and 13% of the Company’s total revenues in fiscal 2004. Revenue totals for each customer include sales to all divisions of each customer. No other customer accounted for more than 10% of total revenues.

Customer Agreements. The Company executed supply agreements in fiscal 2003 with two customers.

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

Tyco supply agreement. The Company and Tyco executed this exclusive agreement during fiscal 2003 for a term of three years wherein the Company is the exclusive supplier for all nitinol base organ retrieval bags. The Company is also named as a preferred supplier for all successor products.

SOURCES OF SUPPLY

The principal raw material used by the Company is SMAs. The Company obtains its SMAs from two principal sources: Alleghany Technologies’ Wah Chang, of Albany, Oregon and Special Metals Corporation, of New Hartford, New York. The Company expects to be able to continue to acquire SMAs in sufficient quantities for its needs from these suppliers. In addition, if the Company were, for whatever reason, not able to secure an adequate supply of SMAs from these suppliers, the Company believes that other sources exist that would be able to supply the Company with sufficient quantities of SMAs, although the Company could suffer some transitional difficulties if it had to switch to such alternative sources.

While the Company also relies on outside suppliers for its non-SMA components of sub-assembled products, the Company does not anticipate any difficulty in continuing to obtain non-SMA raw materials and components necessary for the continuation of the Company’s business.

COMPETITION

The Company faces competition from other SMA processors, who compete with the Company in the sale of semi-finished materials (primarily with the Company’s California operation) and formed components (with Memry’s Connecticut and California operations). There are several major U.S., European and Japanese companies engaged in the supply or use of SMAs, some of which have substantially greater resources than the Company. Within the U.S., the two major SMA suppliers to both the Company and the industry as a whole are Alleghany Technologies’ Wah Chang and Special Metals Corporation. Each of these companies has substantially greater resources than the Company and could determine that it wishes to compete with the Company in the Company’s markets. Special Metals Corporation has become a competitor of the Company for semi-finished wire and strip materials. Japanese competitors include Furakawa Electric Co. and Daido, both of which produce SMAs and sell to users in Japan and internationally. The principal European competitors are Minitubes SA, a private French nitinol tube supplier, and G. Rau/EuroFlex, a German company that has a business relationship with NDC (See below). In addition, AMT (formerly Memry Europe) is a European competitor. However, pursuant to the License and Supply Agreement between Memry and AMT, the parties agreed that AMT has the rights to use certain of our technology only in Europe and Asia, while we have retained such rights elsewhere. The Company believes that Johnson and Johnson, through its subsidiary Nitinol Devices and Components Company (NDC), is our largest competitor, followed by Fort Wayne Metals and Shape Memory Alloy Applications, Inc., recently acquired by Johnson Matthey Inc., all three of which are based in the United States of America (“U.S.”).

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

PATENTS AND TRADEMARKS

In the last decade, the Company has received seven issuances of U.S. patents in the fields of medical devices, automotive components, valving mechanisms, sporting goods, and consumer products using SMAs and related effects. These patents are directed at the articles as well as the method of manufacture of such articles. These include recently issued U.S. patents on SMA sealing components for automotive and hydraulic applications as well as on “nickel-free” pseudoelastic beta Ti alloys for sporting goods, eyewear, orthopedic, orthodontic and medical uses, trade-named “Flexium”. There are a number of patent applications that are either pending or have provisional status covering sporting goods, medical devices and potential protection in eyewear. The Company has foreign patents in force in various foreign countries where the Company does business or where the Company is otherwise desirous of having foreign patent coverage. The Company has also applied for patent protection in several foreign countries.

In addition to Memry’s proprietary patents, the Company has also received in the last two years sixteen issuances of foreign and domestic patents on expandable cell designs for uses in oil field wellbores. These patents are jointly owned with Schlumberger Technology Corporation according to the Development Agreement executed between the two companies on January 1, 2001.

The Company owns an additional eight U.S. patents that are in force, as well as a variety of foreign patents, relating primarily to alloy compositions, the production of these alloy compositions, the production of semi-finished materials such as tubing, and the utilization of nickel-titanium alloys having superelasticity and shape memory effects. Further, in connection with the Raychem Acquisition, the Company was assigned a non-exclusive license to use NiTiNb alloys and related processing technologies for couplings, connectors, and sealing devices in fields other than fluid fitting products for uses in marine, aerospace or nuclear markets.

Under the terms of the Raychem Acquisition, the Company is, under certain circumstances, required to license the acquired intellectual property back to Raychem for specified uses. For example, (i) upon the termination of the Company’s Sales Agency Agreement with Raychem, Raychem received a non-exclusive perpetual license to utilize these patents to sell products within specified fields of use for a specified royalty, and (ii) Raychem has a non-exclusive, transferable perpetual license to utilize these patents in connection with certain intellectual property relating to the medical products market that was not acquired by the Company as part of the Raychem Acquisition. The Company believes that this latter license has now been transferred to Medtronic, Inc., a medical products manufacturer (and a customer of the Company), when Medtronic purchased certain intellectual property (excluded from the Raychem Acquisition) from Raychem during fiscal 1997. The Company also has various other patents and trademarks which, while useful, are presently not individually material to the Company’s operations.

The Company’s patent rights do not dominate the field of SMA utilization and the Company does not have specific patent protection for its most important present products or product components. The Company’s patent rights do not dominate any specific fields in which the Company sells products. The Company does believe, however, that various patents provide it with advantages in the manufacture and sale of different products, and that its know-how relating to various SMA’s provides the Company with a competitive advantage.

While a U.S. patent is presumed valid, the presumption of validity is not conclusive, and the scope of a patent’s claim coverage, even if valid, may be less than needed to secure a significant market advantage. Gaining effective market advantage through patents can sometimes necessitate an expenditure on litigation, though this route is often fraught with uncertainties and delay. Although the Company’s technical staff is generally familiar with the SMA patent environment and has reviewed patent searches when considered relevant, the Company has not requested any legal opinion to determine whether any of its current or contemplated products would infringe any existing patents.

The Company cannot guarantee that any patent will be issued as a result of its pending applications in either the U.S. or any foreign country or any future applications in either the U.S. or any foreign country or that, if issued, these patents will be sufficient to protect the Company’s technology. The patent laws and laws concerning proprietary rights of some foreign countries may not protect the Company’s patent or proprietary rights to the same extent as do the laws of the U.S. This may make the possibility of piracy of the Company’s technology and products more likely.

The Company cannot guarantee that the steps it has taken to protect its patents will be adequate to prevent misappropriation of its technology. In addition, the Company cannot guarantee that any existing or future U.S. or foreign patents will not be challenged, invalidated or circumvented, or that any patent granted will provide us with adequate protection or any competitive advantages.

RESEARCH AND DEVELOPMENT

During fiscal 2004, the Company spent approximately $2,878,000 on “pure” research and development (i.e., research and development performed by the Company at its own cost for purposes of developing future products). In comparison, the Company spent approximately $2,465,000 and $2,417,000 during fiscal 2003 and 2002, respectively, on “pure” research and development. The Company anticipates modest increases in the amount of “pure” research and development that it undertakes as the Company’s growth continues.

In addition, the Company spent approximately $618,000 during fiscal 2004 on “funded” research contributing to the development of SMA components pursuant to customer arrangements. These “funded” research and development costs are borne directly by the customers of the Company, as applicable, and, for purposes of the Company’s financial statements, are part of “cost of revenues,” rather than research and development. By comparison, the Company spent approximately $483,000 and $636,000 on “funded” research and development in fiscal 2003 and 2002, respectively. The amount of “funded” research and development that the Company will undertake in the future will depend upon its customer’s needs.

EMPLOYEES

As of June 30, 2004, the Company had 223 full-time employees and one part-time employee. Of the full-time employees, 30 were executive or management personnel and 29 were science and research personnel.

None of our employees are represented by collective bargaining units. The Company believes that its relationship with its employees is generally good.

In addition, as of June 30, 2004, the Company had 7 “temporary” employees (i.e., employees of temporary manpower companies) working for the Company.

ITEM 2.	PROPERTIES

The Company’s headquarters and eastern manufacturing operations are located at 3 Berkshire Blvd., Bethel, CT 06801. The facility is leased pursuant to a lease agreement entered into in May 2001, the term of which expires on June 17, 2011. The building is a single story, brick and block construction facility located in Berkshire Corporate Park, a suburban office center. The premises has a floor area of approximately 37,500 square feet, of which approximately 8,200 square feet is used by the Company for general administrative, executive, and sales purposes, and approximately 29,300 square feet is used for engineering, manufacturing, research and development operations and an environmentally controlled area (“clean room”). The lease provides for an initial monthly base rental of approximately $28,000, with provision for annual adjustment, effective June 1st of each calendar year, based on the Consumer Price Index. Effective June 1, 2004, the monthly rent was increased to approximately $30,000 to reflect changes in the Consumer Price Index.

A leased facility located at 4065 Campbell Avenue, Menlo Park, California 94025 is the principal site of the Company’s west coast operations. These premises have a floor area of approximately 28,032 square feet, which is used by the Company for manufacturing, warehousing, general administrative and research and development operations. On August 27, 2001, the Company signed a lease, effective October 1, 2001, with 4065 Associates, L.P., the landlord of the facilities located at 4065 Campbell Avenue, Menlo Park, for a lease which was scheduled to end on March 31, 2003. The lease provided for a monthly base rental of approximately $49,000. On November 6, 2001, the Company amended the lease to extend the term until September 30, 2004. Under the terms of the amended lease, the Company was to continue to pay a monthly base rent of approximately $49,000 through March, 2003, and subsequent to that date, the monthly base rental would be modified to reflect changes in the Consumer Price Index. A second amendment to the lease became effective July 1, 2003, extending the lease to June 30, 2008 and adjusted the monthly rent amount to approximately $24,000. Subsequent rent adjustments of 3% per year are also set forth in the second amendment. Effective July 1, 2004, the monthly base rent was adjusted to approximately $24,500. The other major provisions of the lease remain unchanged.

To accommodate growth in the Company’s medical device components business, on March 15, 2000, the Company subleased approximately 10,000 square feet of additional light manufacturing and office space at 4020 Campbell Avenue, Menlo Park, California. On April 12, 2001, the Company amended the sublease to extend the term until September 30, 2004, with a series of options to extend the lease through April 14, 2006. On June 25, 2004, the Company extended the lease until September 30, 2005 at a monthly base rent of approximately $11,220. The other major provisions of the lease remain unchanged.

Management believes that the existing facilities of the Company are suitable and adequate for the Company’s present needs and that the properties are adequately covered by insurance. If the Company is successful in achieving substantial growth, it is possible that the Company will require additional manufacturing and office space over the next several years.

ITEM 3.	LEGAL PROCEEDINGS

Memry Corporation vs. Kentucky Oil, NV et al. The referenced action was filed by Memry in the U.S. District Court for the Southern District of Texas on May 14, 2004. Memry filed the action in response to written statements made by defendants to a third-party known as Schlumberger Technologies (“Schlumberger”) alleging that Memry had misappropriated proprietary technology from defendants and improperly transferred it to Schlumberger. In its complaint, Memry alleged that the defendants committed libel, business disparagement, and engaged in unfair business practices against Memry as a result of the statements. In addition, Memry requested a declaratory judgment that no misappropriation of technology occurred.

Pursuant to a stipulation between the parties, the civil action was transferred to the Northern District of California, San Jose Division, on September 13, 2004. Further, as result of the stipulation, defendants waived their objections to personal jurisdiction and Memry withdrew its claims for libel, disparagement, and unfair business practices, leaving Memry’s claim for a declaratory judgment as the sole remaining count. An initial Case Management Conference is currently scheduled before the California court for January 18, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the American Stock Exchange under the symbol MRY. On June 30, 2004, there were 3,959 holders of record of the Company’s Common Stock.

The following table sets forth the quarterly high and low closing prices for the common stock over the past two years.

	Fiscal year ended June 30
	2004		2003
	High	Low	High	Low
1st Quarter	$1.49	$0.97	$1.90	$1.22
2nd Quarter	2.13	1.30	2.00	1.32
3rd Quarter	2.06	1.53	1.73	0.92
4th Quarter	2.13	1.56	1.27	0.78

The Company has never paid a cash dividend on its Common Stock and the Company does not contemplate paying any cash dividends on its Common Stock in the near future.

Pursuant to the Company’s January 30, 2004 amended and restated loan agreement with its principal lender, the Company is limited in its ability to declare or pay cash dividends. Under the loan agreement, the Company may only pay cash dividends if immediately prior to and immediately after the payment is made, the Company has $5,000,000 in excess availability, as defined, no event of default has occurred, and the aggregate amount of dividends and certain other loans, advances and investments does not exceed $1,000,000.

ITEM 6.	SELECTED FINANCIAL DATA

(a) The following table sets forth selected consolidated financial data with respect to the Company for each of the five years in the period ended on June 30, 2004, which were derived from the audited consolidated financial statements of the Company and should be read in conjunction therewith.

	Years Ended
	2004	2003	2002	2001	2000
	In thousands, except per share data
Revenues	$34,492	$34,007	$32,895	$29,913	$26,996
Net income (loss)	2,378	8,828	3,783	(4,689)	1,109
Earnings (loss) per share:
Basic	0.09	0.35	0.16	(0.21)	0.05
Diluted	0.09	0.34	0.15	(0.21)	0.05
Total Assets	32,988	30,127	22,188	19,053	22,543
Long-term debt including current maturities	1,479	1,892	2,008	3,119	5,609
Stockholders’ equity	28,224	25,648	16,620	11,130	12,100

(b) The following table sets forth selected quarterly unaudited consolidated financial data for the years ended June 30, 2004 and June 30, 2003.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share data

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FISCAL YEAR
Net Sales
FY2004	$8,159	$8,104	$8,571	$9,658	$34,492
FY2003	8,896	9,395	8,460	7,256	34,007
Gross Profit
FY2004	3,459	2,932	3,411	4,008	13,810
FY2003	3,140	3,273	2,726	2,260	11,399
Net Income
FY2004	497	228	365	1,288	2,378
FY2003	798	7,717	277	37	8,828
Basic Earnings Per Share
FY2004	0.02	0.01	0.01	0.05	0.09
FY2003	0.03	0.30	0.01	0.00	0.35
Diluted Earnings Per Share
FY2004	0.02	0.01	0.01	0.05	0.09
FY2003	0.03	0.30	0.01	0.00	0.34

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Memry provides design, engineering, development and manufacturing services to the medical device and other industries using the Company’s proprietary shape memory alloy technologies. Shape memory alloys are advanced materials which possess the ability to change their shape in response to thermal and mechanical changes, and the ability to return to their original shape following deformations from which conventional materials cannot recover.

The Company provides these products and services from facilities located in Bethel, Connecticut and Menlo Park, California. Memry processes raw material (usually nitinol, an alloy of nickel and titanium) into semi-finished products such as wire, strip or tube. Products in these forms are referred to as “semi-finished” materials and are marketed directly, primarily to medical device companies, for use in products such as guidewires, endodontic files, stents, and catheters. The Company also further processes its semi-finished materials into formed components and sub-assemblies. Formed components are made by taking the semi-finished material and further processing them by bending, kinking, stamping, crimping, laser cutting, etc. into specific forms specified by customers. Sub-assemblies involve taking the semi-finished materials or formed component produced by Memry and combining or assembling them with other products that have been outsourced by Memry to form a larger component or “sub-assembly” required by an OEM, usually in the medical device field. Examples are sub-assemblies sold for use in endoscopic instruments and finished stent rings utilized in stent graft products. The Company believes that the medical device market for shape memory alloys is growing. Early applications were for general surgical instruments and for various vascular procedures. Recently, new opportunities have appeared in orthopedic, urological, electrophysiology, and embolic protection devices.

Approximately 90% of the Company’s products and services are sold to medical device companies, with the balance being utilized in a variety of industrial and commercial applications. Memry sells primarily through a direct sales force, with sales representatives located in the U.S. and Europe. The medical device industry has very strict quality requirements, and the ability to meet these requirements and the requested shipment schedules is a key determinant of success. Price competition has historically been a key competitive variable in products that are not technically difficult to manufacture, such as basic wire for use in applications such as cell-phone antennas. Recently, as awareness of potential applications has increased and the industry has grown, the Company has noted increased competition for tube products and sub-assemblies, with commensurate pressure on prices and margins.

Two key areas where management focuses its attention are to reduce the Company’s dependence on a small number of products/procedures and to improve manufacturing efficiency. Memry has expanded the number of products and customers over the past several years and reduced its dependence on a few key products, notably AAA stent graft components. Product and customer diversification continues to be a major strategic initiative for the Company. In addition to providing additional products and services through its core business operations, the Company is beginning to explore diversification through acquisitions, joint ventures, and investments. Much of the variability in the Company’s margins over the past several years can be explained by variations in manufacturing efficiency. Considerable effort has been made to properly document and control the Company’s manufacturing processes and improve process yields, which reduces material losses and improves margins.

RECENT DEVELOPMENTS

On July 12, 2004, Memry announced that it has signed a letter of intent to acquire substantially all of the assets and selected liabilities of Putnam Plastics Corporation (“Putnam”). The transaction, which is subject to the signing of definitive agreements and customary closing conditions, is expected to close by October 31, 2004. Putnam, a privately held corporation, is one of the nation’s leading specialty polymer extrusion companies serving the medical device and other high technology industries. Its primary products are complex multi-lumen, multi-layer extrusions used for guidewires, catheter shafts, delivery systems and various other interventional medical procedures. Putnam is a major supplier of co-extruded polyimide, multi-lumen, braided and extremely thin-wall, multi-layer tubing as well as sheathing for fiber-optic tubing. Putnam products are known for their complex configurations, multiple material construction and innovative designs. Putnam also is well known for its ability to manufacture to tight tolerances.

On August 25, 2004, the Company announced that it will finance a $200,000 joint development program with and has made a $400,000 initial investment in Biomer Technology Ltd, a privately owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Based in Runcorn, England, Biomer Technology Ltd is a biomaterials company that has developed a range of high-performance polyurethanes, process technology, components and products for medical device manufacturing.

ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S.). Our significant accounting policies are disclosed in Note 1 to the consolidated financial statements.

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the U.S., requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to accounts receivable, inventories, goodwill and intangible assets and income taxes, are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Accounts Receivable. We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, which may result in the impairment of their ability to make payments, additional allowances may be required. On a regular basis, we review and evaluate the customers’ financial condition, which generally includes a review of the customers’ financial statements, trade references and past payment history with us. We specifically evaluate identified customer risks that may be present and collateral requirements, if any, from the customer, which may include, among other things, deposits, prepayments or letters of credit.

Inventories. We state our inventories at the lower of cost or market. We maintain inventory levels based on our projections of future demand and market conditions. Any sudden decline in demand or technological change can cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write-down our inventories to their estimated net realizable value based upon our forecasts of future demand and market conditions. These write-downs are reflected in cost of goods sold. If actual market conditions are less favorable than our forecasts, additional inventory write-downs may be required. Our estimates are primarily influenced by a sudden decline in demand due to economic downturn, rapid product improvements and technological changes.

Goodwill and Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired business. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value. Goodwill was $1,038,000 at June 30, 2004 and June 30, 2003.

Other intangible assets consist primarily of acquired patents and patent rights and are amortized using the straight-line method over their estimated useful lives, ranging from 13 to 16 years. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value is not recoverable. Other intangible assets, net of accumulated amortization, were $933,000 and $1,067,000 as of June 30, 2004 and 2003, respectively.

Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $6,150,000 and $6,806,000 at June 30, 2004 and 2003, respectively.

RESULTS OF OPERATIONS

The following table sets forth the percent of consolidated revenues represented by items in our consolidated statements of income for the years presented.

	Years ended June 30,
	2004	2003	2002
Product sales	97.0%	97.0%	97.0%
Research and development revenues	3.0	3.0	3.0

Total revenues	100.0	100.0	100.0
Cost of revenues	60.0	66.5	55.8

Gross profit	40.0	33.5	44.2

Operating expenses:
Research and development	8.3	7.2	7.3
Selling, general and administration	22.4	20.0	24.5

Total operating expenses	30.7	27.2	31.8

Operating income	9.3	6.3	12.4

Interest:
Expense	(0.2)	(0.4)	(0.5)
Income	0.2	0.2	0.1

Interest-net	0.0	(0.2)	(0.4)

Income before income taxes	9.3	6.1	12.0
Provision (benefit) for income taxes	2.4	(19.9)	0.5

Net income	6.9%	26.0%	11.5%

Years ended June 30, 2004 and June 30, 2003

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

Revenues increased 1% in fiscal 2004, to $34,492,000 from $34,007,000 in fiscal 2003, a net increase of $485,000. Shipments of wire-based medical stent components decreased approximately $1,900,000 between fiscal 2003 and fiscal 2004. The decrease in the wire-based medical stent components is a result of inventory adjustments and delays in product launch by a large medical device customer of the Company. Tube-based medical stent components increased approximately $1,400,000 during the same period. Looking forward, Memry anticipates that overall stent component activity in fiscal 2005 will be basically flat with the activity level of fiscal 2004. This forecast anticipates the beginning of several new programs with peripheral stent customers and the continued slow erosion of some existing programs.

Other medical device component shipments, including products utilized in minimally invasive surgery, decreased approximately $1,700,000 between fiscal 2003 and fiscal 2004. This decrease relates almost entirely to a customer of the Company facing new competition which has led to a decrease in unit shipments to that customer and a reduction in unit prices charged by the Company. Microcoil and guidewire products, where the Company has placed increasing marketing and sales emphasis, increased approximately $550,000 between fiscal 2003 and fiscal 2004. A new orthopedic product for bone tamps provided approximately $300,000 of revenues in fiscal 2004.

Revenues from sales of high pressure sealing plugs, arch wire and other wire products increased approximately $600,000 during fiscal 2004 compared to fiscal 2003, and revenues from prototype development and R&D activities increased approximately $150,000 during fiscal 2004 as compared to fiscal 2003.

Revenues from super elastic tube shipments increased $1,500,000 in fiscal 2004 versus fiscal 2003, due primarily to increasing useage in neurological applications and for embolic protection procedures. The Company anticipates that during fiscal 2005 competition will continue to exert pressure on pricing for super elastic tube. Shipments of martinsitic wire and rod, utilized in various industrial applications, decreased approximately $350,000. Shipments of tinel lock decreased approximately $100,000 in fiscal 2004 versus fiscal 2003.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) decreased to $20,682,000 in fiscal 2004 from $22,608,000 in fiscal 2003, a decrease of $1,926,000, or 8.5%. This decrease is due mainly to productivity improvements in the form of higher yields and the resultant reduction in scrap, primarily in tube manufacturing and processing in the Company’s west coast facility. The Company’s east coast manufacturing facility also experienced productivity improvements in fiscal 2004 compared to fiscal 2003, reflecting improved manufacturing yields and rapid adjustment of staffing to levels of business.

Due to the reduction in manufacturing costs, the Company’s gross profit from product sales increased to 40.0% in fiscal 2004 from 33.5% in fiscal 2003. This improvement was due primarily to efficiencies gained by process improvements in tube and stent production. The Company’s ability to maintain these improved levels of gross profit will depend primarily on its success in securing sufficient business to absorb plant overhead, maintaining product pricing in the face of increasing competitive pressure, and maintaining manufacturing yields at acceptable levels.

Operating expenses, including general, selling and administration expenses and research and development costs increased $1,349,000, or 14.6%, to $10,611,000 in fiscal 2004, as compared to $9,262,000 in fiscal 2003. General, selling and administration expenses increased to $7,733,000 in fiscal 2004 from $6,797,000 in fiscal 2003, an increase of $936,000. This increase is primarily due to the bonus accrual of $596,000 in fiscal 2004, which is based on a plan approved by the Company’s compensation committee that accrues bonuses based on a combination of pre-tax profit and individual performance. There was no bonus expense in fiscal 2003. Another factor that contributed to the increase in general, selling and administration expenses was the increase in investment banking fees which reflects the Company’s increased efforts in the areas of business development and mergers and acquisitions. The Company has maintained its current levels of expenditures on selling and marketing in order to support future growth in revenues. The Company incurred research and development expenses of $2,878,000 relating to its own internal products as well as the development of future products in fiscal 2004 compared to $2,465,000 during fiscal 2003. This increase is primarily due to an increase in engineering expense resulting from a shift in focus of staff engineers from manufacturing support to new process development and prototype support.

Net interest changed to income of $18,000 in fiscal 2004 from an expense of $65,000 in fiscal 2003, due primarily to an increase in interest income associated with a higher average cash balance and a reduction in interest expense associated with a reduced level of borrowing.

Income Taxes. The Company recorded a provision for income taxes of $839,000 for fiscal 2004 versus a tax benefit of $6,756,000 for fiscal 2003. This change is due primarily to the elimination of the deferred tax valuation allowance of $7,569,000 in fiscal 2003 to recognize deferred tax assets at amounts considered by management more likely than not to be realized and the recording of state research and development (“R&D”) tax credits of $350,000 in fiscal 2004. Prior to the elimination of the deferred tax valuation allowance in fiscal 2003 and state R&D tax credits in fiscal 2004, the effective rate was 39% for both years.

Net Income. Due to the items noted above, the Company’s net income decreased by $6,450,000, to $2,378,000 in fiscal 2004 compared to net income of $8,828,000 in fiscal 2003.

Years ended June 30, 2003 and June 30, 2002

Revenues. Revenues increased 3% in fiscal 2003, to $34,007,000 from $32,895,000 in fiscal 2002, a net increase of $1,112,000. Shipments of wire-based medical stent components increased approximately $1,250,000 between fiscal 2002 and fiscal 2003 and tube-based medical stent components increased approximately $300,000 during the same period.

Other medical device component shipments, including products utilized in minimally invasive surgery and guidewire applications, increased approximately $750,000 between fiscal 2003 and fiscal 2002. Revenues from sales of arch wire, high pressure sealing plugs, and locking devices increased approximately $700,000 during fiscal 2003 compared to fiscal 2002, and revenues from prototype development and R&D activities increased $300,000 during fiscal 2003 as compared to fiscal 2002. These revenue increases were partially offset by a decrease of approximately $1,600,000 in shipments of super elastic tube, utilized in coronary applications and for other peripheral stenting, and a decrease of $550,000 in other super elastic semi-finished materials utilized in various industrial applications.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenue) increased to $22,608,000 in fiscal 2003 from $18,342,000 in fiscal 2002, an increase of $4,266,000, or 23.3%. The Company’s gross margin from sales decreased to 33.5% in fiscal 2003 from 44.2% in fiscal 2002. This cost increase and margin deterioration in fiscal 2003 compared to fiscal 2002 is the result of poor manufacturing yields in both the Company’s wire and tube based AAA stent component businesses and a significant reduction in the percentage of high margin super elastic tube in the product mix and a significant reduction in the percentage of high margin super elastic tube in the product mix. Super elastic tube shipments declined because a major customer of the Company that was a significant user of super elastic tube ceased production of a product.

Operating expenses, including general, selling and administration expenses and research and development costs decreased to $9,262,000 in fiscal 2003 from $10,488,000 in fiscal 2002, a decrease of $1,226,000 or 11.7%. General, selling and administration expenses decreased to $6,797,000 in fiscal 2003 from $8,071,000 in fiscal 2002, a decrease of $1,274,000. This decrease is primarily due to a reduction in consulting, bonuses and legal costs. The Company incurred research and development expenses of $2,465,000 relating to its own internal products as well as the development of future products in fiscal 2003 compared to $2,417,000 during fiscal 2002. Net interest expense decreased to $65,000 in fiscal 2003 from $130,000 in fiscal 2002, due primarily to an increase in interest income associated with a higher cash balance along with a reduction in interest expense associated with a reduced level of borrowing.

Income Taxes. The Company recorded a tax benefit of $6,756,000 for fiscal 2003 versus a provision of $152,000 for fiscal 2002. This change is due primarily to the elimination of the deferred tax valuation allowance during the second quarter of fiscal 2003 to recognize deferred tax assets at amounts considered by management more likely than not to be realized.

Net Income. Due to the items noted above, the Company’s net income increased by $5,045,000, to $8,828,000 in fiscal 2003 compared to net income of $3,783,000 in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company’s cash and cash equivalents was $12,404,000, an increase of $4,895,000 from $7,509,000 at the start of fiscal 2004. Net cash provided by operations was $6,093,000 in fiscal 2004, a decrease of $38,000 from $6,131,000 provided during fiscal 2003. This decrease was primarily due to an increase in cash generated from income of $898,000 combined with a reduction in the rate of accounts receivable collections, the reduction in inventory usage and the reduction in the rate of accounts payable payments. In fiscal 2005, we expect to continue positive cash flows from operations.

Net cash used in investing activities was $724,000 in fiscal 2004, a decrease of $762,000 from $1,486,000 during fiscal 2003. This decrease was due to a reduction in capital expenditures in fiscal 2004. During fiscal 2004, net cash used in financing activities was $474,000, reflecting the pay-down of notes payable of $413,000 and financing costs of $55,000 incurred in connection with the Amended Webster Facility described below.

Working capital at June 30, 2004, was $16,903,000, an increase of $5,548,000 from $11,355,000 at June 30, 2003. The increase in working capital was due to the $6,093,000 net cash provided by operations offset by the $724,000 of capital expenditures and $474,000 net debt repayments.

In fiscal 2004 and fiscal 2003, the primary capital requirements were to fund additions to property, plant, and equipment. To meet growing demand, particularly in the medical device market for the production of nitinol stents and other components, the Company has committed to optimizing the manufacturing efficiency of its current facilities and expects to invest between $1.5 million and $2.5 million in capital equipment and facility improvements in fiscal 2005.

On June 30, 1998, the Company and Webster Bank entered into a Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement and related financing documents and agreements, with amendments to certain of such documents entered into on each of November 30, 1999, June 30, 2001 and December 31, 2001 (the “Webster Facility”).

On January 30, 2004, the Company and Webster Bank entered into a Second Amended and Restated Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement, which amended and restated the Webster Facility, and expires on January 30, 2009 (the “Amended Webster Facility”). The Amended Webster Facility includes a revolving line of credit for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 30% of eligible inventories. In connection with the Amended Webster Facility, several existing term loans and equipment line advances totaling $1,546,000, plus additional proceeds of $28,000, totaling $1,574,000 were refinanced into a single term loan, payable in equal monthly installments over a five year period ending January 30, 2009. The Amended Webster Facility includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through January 30, 2009. The Amended Webster Facility also provides for an acquisition line of credit of up to $2,000,000 providing certain terms and conditions are met. As of June 30, 2004, no amounts were outstanding under the revolving line of credit, equipment line of credit or acquisition line of credit. Interest on the term note payable, revolving line of credit, equipment line of credit, and acquisition line of credit is variable based on LIBOR plus a spread adjusted quarterly based upon the Company’s fixed charge coverage ratio, as defined. The new facility is collateralized by substantially all of the Company’s assets.

At June 30, 2004, a note payable of $1,469,000 was outstanding under the Amended Webster Facility. No amount was outstanding under the revolving line of credit.

In addition, the Amended Webster Facility contains various restrictive covenants, including, among others, limitations on encumbrances and additional debt, the payment of dividends or redemption of stock (above a certain maximum amount) and compliance with the Company’s fixed charge coverage ratio, as defined.

Under the Amended Webster Facility the Company has limitations on indebtedness. The Company may not create, incur or guarantee any indebtedness or obligation for borrowed money or issue or sell any of its obligations to any lender with out a waiver from Webster. The exception are for equipment financing currently in place at the time the agreement was signed, capital lease for future equipment needs not to be greater than $350,000 in any fiscal year and indebtedness in respect of hedging agreements. If the Company was in violation of this limitation and was unable to obtain a waiver, this action would potentially have a negative impact on the Company’s ability to conduct merger and acquisition activities.

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

On July 12, 2004, Memry announced that it signed a letter of intent to acquire substantially all of the assets and selected liabilities of Putnam Plastics Corporation (“Putnam”). The transaction, which is subject to the signing of definitive agreements and customary closing conditions, is expected to close by October 31, 2004. Putnam, a privately held corporation, is one of the nation’s leading specialty polymer extrusion companies serving the medical device and other high technology industries. Its primary products are complex multi-lumen, multi-layer extrusions used for guidewires, catheter shafts, delivery systems and various other interventional medical procedures. Putnam is a major supplier of co-extruded polyimide, multi-lumen, braided and extremely thin-wall, multi-layer tubing as well as sheathing for fiber-optic tubing. Putnam’s products are known for their complex configurations, multiple material construction and innovative designs. Putnam also is well known for its ability to manufacture to tight tolerances.

On August 25, 2004, the Company announced that it will finance a $200,000 joint development program with and has made a $400,000 initial investment, in the form of a 2% unsecured convertible loan, in Biomer Technology Ltd, a privately owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Based in Runcorn, England, Biomer Technology Ltd is a biomaterials company that has developed a range of high-performance polyurethanes, process technology, components and products for medical device manufacturing.

The Company has requirements to fund plant and equipment projects to support the expected increased sales volume of SMAs and super elastic materials during the fiscal year ending June 30, 2005 and beyond. The Company expects that it will be able to finance these expenditures through a combination of existing working capital, cash flows generated through operations and increased borrowings. The largest risk to the liquidity of the Company would be an event that caused an interruption of cash flow generated through operations, because such an event could also have a negative impact on the Company’s ability to access credit. The Company’s current dependence on a limited number of products and customers represents the greatest risk to operations.

On July 1, 2003, the Company signed a second amendment for its manufacturing and office facility located at 4065 Campbell Avenue, Menlo Park, CA extending the lease to June 30, 2008. The monthly rent amount was adjusted to approximately $24,000. Subsequent rent adjustments of 3% per year are also set forth in the second amendment. Effective July 1, 2004, the monthly base rent was adjusted to approximately $24,500. The other major provisions of the lease remain unchanged.

Contractual Obligations

Presented below is a summary of contractual obligations as of June 30, 2004. See Notes 5 and 9 to the consolidated financial statements for additional information regarding long-term debt and operating lease obligations, respectively.

	Payment due by date (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$1,479	$320	$634	$525	$—
Capital lease obligation	29	29	—	—	—
Operating lease obligations	4,351	1,157	1,406	1,058	730
Purchase obligations	78	78	—	—	—
Total	$5,937	$1,584	$2,040	$1,583	$730

Impact of Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149. “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and amends certain other existing pronouncements. The Company currently has no involvement with derivative financial instruments, and therefore the adoption of SFAS 149 did not have any impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on the consolidated financial statements.

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

Market risk generally represents the risk of loss that may be expected to result from the potential change in value of a financial instrument as a result of fluctuations in credit ratings of the issuer, equity prices, interest rates or foreign currency exchange rates. We do not use derivative financial instruments for any purpose.

We are also subject to interest rate risk on our $1.5 million note payable at June 30, 2004. Interest on the note payable is variable based on LIBOR (1.62% at June 30, 2004) plus a spread adjusted quarterly based upon the Company’s fixed charge coverage ratio, as defined. The Company believes that an increase or decrease of 10% in the effective interest rate on the note payable would not have a material effect on our future results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the reports of independent registered public accounting firms thereon are set forth on pages F-1 through F-18 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As noted in the Company’s Form 8-K filed with the SEC on October 7, 2003, on September 30, 2003, the Company dismissed McGladrey & Pullen, LLP as its independent registered public accounting firm and appointed Deloitte & Touche LLP as its new independent registered public accounting firm. The decision to dismiss McGladrey & Pullen and to retain Deloitte & Touche was approved by the Company’s Board of Directors upon the recommendation of the Audit Committee. McGladrey & Pullen’s reports on the Company’s financial statements for each of the fiscal years ended June 30, 2003 and June 30, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended June 30, 2003 and 2002, there were no disagreements with McGladrey & Pullen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to McGladrey & Pullen’s satisfaction, would have caused them to make reference thereto in connection with their report on the Company’s consolidated financial statements for such years.

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

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in this Item will be contained in the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2004, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in this Item will be contained in the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2004, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item will be contained in the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2004, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this Item will be contained in the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2004, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this Item will be contained in the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2004, and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements: Reports of Independent Registered Public Accounting Firms; Consolidated Balance Sheets as of June 30, 2004 and 2003; Consolidated Statements of Income for the Years Ended June 30, 2004, 2003, and 2002; Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2004, 2003, and 2002; and Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2003 and 2002; and notes to the Consolidated Financial Statements.

(2)	Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibit Listing

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, as amended	(7)

3.2	By-Laws of the Company, as amended	(2)

3.3	Amendment Number 1 to By-Laws of the Company, as amended	(6)

4.1	Warrant to Purchase Common Stock issued to Brooks, Houghton & Company, Inc., dated June 30, 2001	(9)

4.2	Warrant to Purchase Common Stock issued to Brooks, Houghton & Company, Inc., dated August 30, 2001	(9)

4.3	Warrant to Purchase Common Stock issued to New England Partners, dated November 6, 2001	(9)

4.4	Warrant to Purchase Common Stock issued by the Company to ipCapital Group, Inc., dated December 18, 2001	(10)

4.5	Nontransferable Nonqualified Stock Option Agreement, dated January 31, 2002, between the Company and Robert J. Thatcher	(11)

4.6	Warrant No. 02-05 to Purchase Common Stock of the Company, dated April 3, 2002, issued to ipCapital Group Inc.	(11)

4.7	Warrant No. 02-06 to Purchase Common Stock of the Company, dated April 3, 2002, issued to ipCapital Group Inc.	(11)

4.8	Warrant No. 03-01 to Purchase Common Stock of the Company, dated April 10, 2003, issued to Trautman Wasserman & Co., Inc.	(12)

4.9	Warrant No. 03-02 to Purchase Common Stock of the Company, dated July 1, 2003, issued to Trautman Wasserman & Co., Inc.	(14)

4.10	Warrant No. 03-03 to Purchase Common Stock of the Company, dated October 1, 2003, issued to Trautman Wasserman & Co., Inc.	(15)

4.11	Warrant No. 03-04 to Purchase Common Stock of the Company, dated January 1, 2004, issued to Trautman Wasserman & Co., Inc.	(16)

10.1	Employee Non-Disclosure agreement, dated as of October 18, 1994, between the Company and James G. Binch	*(1)

10.2	Convertible Subordinated Debenture Purchase Agreement, dated as of December 22, 1994, between the Company and CII	(2)

10.3	Employee Agreement on Inventions and Patents, between the Company and James G. Binch	*(2)

10.4	Memry Corporation Stock Option Plan, as amended	*(3)

10.5	Amended and Restated Tinel-Lock Supply Agreement, dated as of February 19, 1997, and effective as of December 20, 1996, between the Company and Raychem Corporation	(4)

10.6	Memry Corporation’s 1997 Long Term Incentive Plan, as Amended	*(5)

10.7	Form of Nontransferable Incentive Stock Option Agreement under the 1997 Plan	*(5)

10.8	Sublease, dated February 3, 2000, by and between the Company and Pacific Financial Printing	(7)

10.9	Lease, dated February 8, 2001, between Berkshire Industrial Corporation and the Company	(8)

10.10	Business Park Lease, dated August 27, 2001, between 4065 Associates, L.P. and the Company, together with Agreement to Defer Certain Work, dated August 27, 2001, by and between 4065 Associates, L.P. and the Company	(8)

10.11	Amendment to Lease, dated November 6, 2001, between 4065 Associates L.P. and Memry Corporation, with Amendment to Agreement, dated November 6, 2001, by and between 4065 Associates L.P. and the Company	(9)

10.12	Sublease extension, dated September 2, 2003, by and between the Company and Pacific Financial Printing	(13)

10.13	Amendment to Lease, dated July 24, 2003, between 4065 Associates L.P. and the Company, with Second Amendment to Agreement, dated July 24, 2003, by and between 4065 Associates L.P. and the Company	(13)

10.14	Master Supply Agreement, date June 13, 2003, by and between Medtronic, Inc. and the Company	(13)

10.15	Agreement, dated as of January 30, 2003, by and between the Company and United States Surgical, Division of Tyco Healthcare Group, LP	+(13)

10.16	Employment Agreement, dated as of May 20, 2003, between Dean Tulumaris and the Company	*(13)

10.17	Employment Agreement, dated as of March 1, 2003, between Ming Wu and the Company	*(14)

10.18	Second Amended and Restated Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement, dated as of January 30, 2004, between the Company and Webster Bank.	(16)

10.19	Third Amended and Restated Revolving Loan Note, dated January 30, 2004, by the Company in favor of Webster Bank.	(16)

Exhibit Number	Description of Exhibit

10.20	Amended and Restated Equipment Loan Note, dated January 30, 2004, by the Company in favor of Webster Bank.	(16)

10.21	Second Consolidated and Amended and Restated Term Loan Note, dated January 30, 2004, by the Company in favor of Webster Bank.	(16)

10.22	Sublease extension, dated June 16, 2004, by and among the Company, Pacific Financial Printing and Albert Gounod	(17)

10.23	Employment Agreement, dated as of July 21, 2004, between Robert P. Belcher and the Company	(17)

10.24	Employment Agreement, dated as of September 8, 2004, between James G. Binch and the Company	(17)

21.1	Information regarding Subsidiaries	(17)

23.1	Consent of Deloitte & Touche LLP	(17)

23.2	Consent of McGladrey & Pullen, LLP	(17)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	(17)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	(17)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(17)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(17)

*	Management contract or compensatory plan of arrangement.

+	Certain confidential portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, dated April 6, 2004.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, as amended.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1996.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, as amended.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1997.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

(8)	Incorporated by reference to the Company’s Annual Report on Form 1O-K for the fiscal year ended June 30, 2001, as amended by Amendment No. 1 thereto.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(17)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2004

MEMRY CORPORATION

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

Signature	Title	Date

/S/ MICHELE de BEAUMONT Michele de Beaumont	Director	September 28, 2004

/S/ ROBERT P. BELCHER Robert P. Belcher	Director	September 28, 2004

/S/ JAMES G. BINCH James G. Binch	Director	September 28, 2004

/S/ KEMPTON J. COADY, III Kempton J. Coady, III	Director	September 28, 2004

/S/ JACK HALPERIN Jack Halperin	Director	September 28, 2004

/S/ W. ANDREW KRUSEN, JR W. Andrew Krusen, Jr	Director	September 28, 2004

/S/ ANDREW L. LUX Andrew L. Lux	Director	September 28, 2004

/S/ FRANCOIS MARCHAL Francois Marchal	Director	September 28, 2004

/S/ EDWIN SNAPE Edwin Snape	Chairman	September 28, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Memry Corporation

Bethel, Connecticut

We have audited the accompanying consolidated balance sheet of Memry Corporation and subsidiary (the “Company”) as of June 30, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Stamford, Connecticut

September 20, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Memry Corporation

Bethel, Connecticut

We have audited the accompanying consolidated balance sheet of Memry Corporation and subsidiary as of June 30, 2003 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Memry Corporation and subsidiary as of June 30, 2003, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

New Haven, Connecticut

August 11, 2003

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2004 and 2003

	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$12,404,000	$7,509,000
Accounts receivable, less allowance for doubtful accounts of $30,000 in 2004 and $148,000 in 2003	4,132,000	3,809,000
Inventories	2,956,000	3,353,000
Deferred tax asset	975,000	—
Prepaid expenses and other current assets	41,000	74,000
Income tax refund receivable	—	109,000

Total current assets	20,508,000	14,854,000

Property, Plant and Equipment, net	5,090,000	6,040,000

Other Assets
Acquired patents and patent rights, less accumulated amortization of $1,132,000 in 2004 and $998,000 in 2003	933,000	1,067,000
Goodwill	1,038,000	1,038,000
Deferred financing costs	51,000	6,000
Note receivable – related party	—	110,000
Deferred tax asset	5,175,000	6,806,000
Deposits and other assets	193,000	206,000

Total other assets	7,390,000	9,233,000

TOTAL ASSETS	$32,988,000	$30,127,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,213,000	$2,587,000
Notes payable	320,000	912,000
Capital lease	29,000	—
Income tax payable	43,000	—

Total current liabilities	3,605,000	3,499,000

Notes Payable, less current maturities	1,159,000	980,000

Commitments and Contingencies (See Notes)
Stockholders’ Equity
Common stock, $.01 par value, 40,000,000 shares authorized; 25,570,419 shares issued and outstanding in 2004 and 25,537,522 shares issued and outstanding in 2003	256,000	255,000
Additional paid-in capital	49,103,000	48,906,000
Accumulated deficit	(21,135,000)	(23,513,000)

Total stockholders’ equity	28,224,000	25,648,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,988,000	$30,127,000

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2004, 2003 and 2002

	2004	2003	2002
Revenues
Product sales	$33,525,000	$33,105,000	$32,055,000
Research and development	967,000	902,000	840,000

	34,492,000	34,007,000	32,895,000

Cost of Revenues
Product sales	20,064,000	22,125,000	17,706,000
Research and development	618,000	483,000	636,000

	20,682,000	22,608,000	18,342,000

Gross profit	13,810,000	11,399,000	14,553,000

Operating Expenses
Research and development	2,878,000	2,465,000	2,417,000
General, selling and administration	7,733,000	6,797,000	8,071,000

	10,611,000	9,262,000	10,488,000

Operating income	3,199,000	2,137,000	4,065,000

Interest
Expense	(74,000)	(126,000)	(160,000)
Income	92,000	61,000	30,000

	18,000	(65,000)	(130,000)

Income before income taxes	3,217,000	2,072,000	3,935,000
Provision (benefit) for income taxes	839,000	(6,756,000)	152,000

Net income	$2,378,000	$8,828,000	$3,783,000

Basic earnings per share	$0.09	$0.35	$0.16

Diluted earnings per share	$0.09	$0.34	$0.15

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2004, 2003 and 2002

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares Issued	Par Value
Balance, July 1, 2001	23,634,583	$236,000	$47,018,000	$(36,124,000)	$11,130,000
Issuance of common stock and other equity instruments	1,617,963	17,000	1,690,000	—	1,707,000
Net income	—	—	—	3,783,000	3,783,000

Balance, June 30, 2002	25,252,546	253,000	48,708,000	(32,341,000)	16,620,000
Issuance of common stock and other equity instruments	284,976	2,000	198,000	—	200,000
Net income	—	—	—	8,828,000	8,828,000

Balance, June 30, 2003	25,537,522	255,000	48,906,000	(23,513,000)	25,648,000
Issuance of common stock and other equity instruments	32,897	1,000	197,000	—	198,000
Net income	—	—	—	2,378,000	2,378,000

Balance, June 30, 2004	25,570,419	$256,000	$49,103,000	$(21,135,000)	$28,224,000

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended June 30, 2004, 2003 and 2002

	2004	2003	2002
Cash Flows From Operating Activities
Net income	$2,378,000	$8,828,000	$3,783,000
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit) provision for doubtful accounts	(111,000)	(44,000)	103,000
Writedown of note receivable	—	—	30,000
Depreciation and amortization	1,853,000	1,958,000	1,938,000
Impairment of idle equipment	—	—	120,000
(Gain) loss from sale of asset	—	(12,000)	13,000
Deferred income taxes (benefit)	656,000	(6,806,000)	—
Equity based compensation	198,000	152,000	196,000
Change in operating assets and liabilities:
Accounts receivable	(212,000)	2,116,000	(1,827,000)
Inventories	397,000	943,000	(616,000)
Prepaid expenses and other current assets	33,000	(49,000)	71,000
Other assets	13,000	122,000	—
Note receivable– related party	110,000	—	—
Accounts payable and accrued expenses	626,000	(959,000)	(578,000)
Advances payable	—	—	(600,000)
Income taxes payable/receivable	152,000	(118,000)	(62,000)

Net cash provided by operating activities	6,093,000	6,131,000	2,571,000

Cash Flows From Investing Activities
Capital expenditures	(724,000)	(1,526,000)	(1,091,000)
Proceeds from sale of asset	—	40,000	—

Net cash used in investing activities	(724,000)	(1,486,000)	(1,091,000)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	—	48,000	1,511,000
Proceeds from notes payable	1,574,000	399,000	2,000,000
Principal payments on notes payable	(1,987,000)	(529,000)	(2,441,000)
Financing costs	(55,000)	—	—
Net proceeds from equipment line of credit	—	—	216,000
Net decrease in revolving loans payable	—	—	(886,000)
Principal payments on capital lease obligations	(6,000)	(5,000)	(4,000)

Net cash (used in) provided by financing activities	(474,000)	(87,000)	396,000

Increase in cash and cash equivalents	4,895,000	4,558,000	1,876,000
Cash and cash equivalents, beginning of year	7,509,000	2,951,000	1,075,000

Cash and cash equivalents, end of year	$12,404,000	$7,509,000	$2,951,000

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$89,000	$129,000	$168,000

Cash payments for income taxes	$30,000	$168,000	$214,000

Supplemental Schedule of Noncash Investing and Financing Activities
Conversion of revolving loans payable to equipment term loan	$—	$276,000	$—

Reclassification of idle equipment to other assets	$—	$—	$75,000

Capital lease obligation incurred	$35,000	$—	$—

Note payable incurred for purchase of equipment	$—	$14,000	$—

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2004, 2003 and 2002

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of business

Memry Corporation (“Memry”), a Delaware corporation incorporated in 1981, is engaged in the business of developing, manufacturing and marketing products and components utilizing the properties exhibited by shape memory alloys. The Company’s sales are primarily to customers in the medical device industry located throughout the United States and distributed worldwide. Export sales for the years ended June 30, 2004, 2003 and 2002 were $2,626,000, $1,292,000 and $1,209,000, respectively.

Accounting estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the accounts of Memry and its wholly-owned subsidiary, Memry Holdings, S.A. (collectively, the “Company”). Memry Holdings, S.A. is a holding company whose principal asset consisted of an investment in its wholly-owned subsidiary, Memry Europe, N.V., which was sold on February 8, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. During the years ended June 30, 2004 and 2003, the Company had cash deposits in excess of FDIC insured limits at various banks. The Company has not experienced any losses from such excess deposits.

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written-off when deemed uncollectible.

Inventories

Inventories consist principally of various metal alloy rod and shape memory alloys. Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market.

Disclosure of fair value of financial statements

The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of these financial instruments. The carrying value of the notes payable approximates fair value because current rates offered to the Company for debt with similar remaining maturities are approximately the same.

Impairment of long-lived assets

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

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2004, 2003 and 2002

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of acquired businesses. The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill not be amortized, but subjected to an impairment test on an annual basis or when facts and circumstances suggest such assets may be impaired. The Company has completed its impairment tests for the years ended June 30, 2004 and 2003, which did not result in an indication of impairment. All of the $1,038,000 of goodwill at June 30, 2004 is deductible for income tax purposes.

Revenue recognition

Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Transfer of title and risk of ownership occurs upon shipment of product. Certain revenues are earned in connection with research and development grants and contracts which are principally with various governmental agencies. Such revenues are recognized when services are rendered. Some of the Company’s research and development projects are customer-sponsored and typically provide the Company with the production rights or pay a royalty to the Company if a commercially viable product results. Such revenues are recognized as indicated above.

Depreciation and amortization

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of the assets are as follows:

Years
Furniture and fixtures	5-10
Tooling and equipment	3-10
Office equipment	3-5

Leasehold improvements are amortized over the term of the lease or the improvement’s estimated useful life, if shorter.

Costs of acquired patents and patent rights are amortized using the straight-line method over the patents’ expected period of benefit which ranges from thirteen to sixteen years. Amortization of acquired patents and patent rights was $134,000, $134,000 and $133,000 for the years ended June 30, 2004, 2003 and 2002, respectively. The future amortization expense of acquired patents and patent rights is expected to be $134,000 for each of the years ending June 30, 2005, 2006, 2007, 2008 and 2009 and will be $263,000 thereafter.

Costs incurred in obtaining financing are capitalized and amortized over the term of the related debt. Amortization of deferred financing costs was $10,000, $13,000 and $44,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

401(k) plan

The Company maintains a 401(k) profit sharing and savings plan for the benefit of substantially all of its employees. The Plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine. Contributions were $232,000, $214,000 and $193,000 for the years ended 2004, 2003 and 2002, respectively.

Research and development expense

Research and development costs are expensed as incurred. The Company incurs research and development expenses for purposes of developing its own future products. Such costs are included in operating expenses. The Company also incurs research and development expenses that are funded by customers pursuant to customer arrangements. Such costs are included in cost of revenues.

Shipping and handling costs

Shipping and handling costs associated with outbound freight are included in general, selling and administration expenses and were $84,000, $99,000 and $88,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2004, 2003 and 2002

Income taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their income tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws on the date of enactment.

Earnings per share

Basic earnings per share amounts are computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share amounts assume the exercise of all potential common stock instruments unless the effect is antidilutive.

The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings per share for the years ended June 30, 2004, 2003 and 2002.

	2004	2003	2002
Weighted average number of basic shares outstanding	25,553,916	25,466,769	24,386,015
Effect of dilutive securities:
Warrants	123,648	90,180	250,306
Stock options	297,472	120,720	157,361

Weighted average number of fully diluted shares outstanding	25,975,036	25,677,669	24,793,682

Stock compensation plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued to employees and directors under the Company’s stock option plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. On January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2004, 2003 and 2002

Had compensation cost for issuance of such stock options been recognized based on the fair values of awards on the grant dates in accordance with the method described in SFAS No. 123, reported net income and per share amounts for the years ended June 30, 2004, 2003 and 2002 would have been as follows:

	2004	2003	2002
Net income, as reported	$2,378,000	$8,828,000	$3,783,000
(Deduct) Add: total stock-based employee compensation (expense) income determined under fair value based method for all awards, net of related tax effects	(232,000)	(103,000)	119,000

Pro forma net income	$2,146,000	$8,725,000	$3,902,000

Basic earnings per share:
As reported	$0.09	$0.35	$0.16

Pro forma	$0.08	$0.34	$0.16

Diluted earnings per share:
As reported	$0.09	$0.34	$0.15

Pro forma	$0.08	$0.34	$0.16

The fair value of each grant, used to determine the pro forma information above, is estimated at the grant date using the fair value option-pricing model with the following weighted average assumptions for grants awarded for the years ended June 30, 2004, 2003 and 2002:

	2004	2003	2002
Dividend rate	—	—	—
Risk free interest rate	1.93% - 3.13%	1.47% - 1.79	5.47%
Weighted average expected lives, in years	3.0	3.0	3.7
Price volatility	78%	79%	66.7%

Impact of recently issued accounting standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149. “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and amends certain other existing pronouncements. The Company currently has no involvement with derivative financial instruments, and therefore the adoption of SFAS 149 did not have any impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on the consolidated financial statements.

Reclassifications

Certain 2003 and 2002 amounts have been reclassified to conform with the 2004 presentation, relating to the categories of operating expenses presented on the Consolidated Statements of Income. In 2004, the category Research and development expense was added, which was previously included in general, selling and administration expenses and depreciation and amortization expense. The depreciation and amortization expense category was eliminated, the amount of which was allocated to the two remaining line items of operating expenses. The reclassifications had no effect on the 2003 and 2002 results of operations.

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2004, 2003 and 2002

Note 2. Inventories

Inventories consist of the following at June 30, 2004 and 2003:

	2004	2003
Raw materials and supplies	$1,254,000	$1,094,000
Work-in-process	1,284,000	1,656,000
Finished goods	648,000	751,000
Allowance for slow-moving and obsolete inventory	(230,000)	(148,000)

	$2,956,000	$3,353,000

Note 3. Property, Plant and Equipment

Property, plant and equipment consist of the following at June 30, 2004 and 2003:

	2004	2003
Furniture and fixtures	$1,052,000	$958,000
Tooling and equipment	11,069,000	10,484,000
Leasehold improvements	2,551,000	2,471,000

	14,672,000	13,913,000
Less accumulated depreciation and amortization	9,582,000	7,873,000

	$5,090,000	$6,040,000

Depreciation and amortization of property, plant and equipment was $1,709,000, $1,810,000 and $1,743,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2004 and 2003:

	2004	2003
Accounts payable	$979,000	$611,000
Accrued bonuses	596,000	—
Accrued vacation	531,000	497,000
Accrued severance	—	50,000
Accrued expenses – other	1,107,000	1,429,000

	$3,213,000	$2,587,000

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2004, 2003 and 2002

Note 5. Notes Payable

Notes payable consist of the following at June 30, 2004 and 2003:

	2004	2003
Term note payable to Webster Bank pursuant to second amended and restated facility dated January 30, 2004, due in monthly installments of $26,233, plus interest at a variable rate, due January 30, 2009.	$1,469,000	$—
Term note payable to Webster Bank pursuant to amended facility dated June 30, 1998, due in monthly installments of $41,667, plus interest at 7.55% per annum, due December 31, 2005.	—	1,292,000
Equipment loan payable pursuant to amended June 30, 1998 credit facility, due in monthly installments of $5,754, plus interest at LIBOR plus 2.5%, due December 31, 2006.	—	247,000
Equipment loan advance pursuant to amended June 30, 1998 credit facility, interest payable monthly at LIBOR plus 2.5%, due December 31, 2003.	—	339,000
Promissory note to Chase Manhattan Auto Finance, due in monthly installments of $437 at a fixed interest rate of 5.9%, due June 16, 2006.	10,000	14,000

	1,479,000	1,892,000
Less current maturities	320,000	912,000

	$1,159,000	$980,000

Future maturities of notes payable at June 30, 2004 are as follows:

Amount
2005	$320,000
2006	319,000
2007	315,000
2008	315,000
2009	210,000

$1,479,000

On January 30, 2004, the Company and Webster Bank entered into a Second Amended and Restated Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement, which amended and restated the existing Webster Bank credit facility, and expires on January 30, 2009 (the “Amended Webster Facility”). The Amended Webster Facility includes a revolving line of credit for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 30% of eligible inventories. In connection with the Amended Webster Facility, several existing term loans and equipment line advances totaling $1,546,000, plus additional proceeds of $28,000, totaling $1,574,000 were refinanced into a single term loan, payable in equal monthly installments over a five year period ending January 30, 2009. The Amended Webster Facility includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through January 30, 2009. The Amended Webster Facility also provides for an acquisition line of credit of up to $2,000,000 providing certain terms and conditions are met. As of June 30, 2004, no amounts were outstanding under the revolving line of credit, equipment line of credit or acquisition line of credit. Interest on the term note payable, revolving line of credit, equipment line of credit, and acquisition line of credit is variable based on LIBOR (1.62% at June 30, 2004) plus a spread adjusted quarterly based upon the Company’s fixed charge coverage ratio, as defined. The Amended Webster Facility is collateralized by substantially all of the Company’s assets.

In addition, the Amended Webster Facility contains various restrictive covenants, including, among others, limitations on encumbrances and additional debt, the payment of dividends or redemption of stock and required compliance with the Company’s fixed charge coverage ratio, as defined. Under the Amended Webster Facility, the Company may only pay cash dividends if immediately prior to and immediately after the payment is made, the Company has $5,000,000 in excess availability, as defined, no event of default has occurred, and the aggregate amount of dividends and certain other loans, advances and investments does not exceed $1,000,000.

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2004, 2003 and 2002

Note 6. Capital Stock

Common stock

During the years ended June 30, 2004, 2003 and 2002, 46,000, 50,000 and 102,000 shares of common stock with a fair value of $72,000, $73,000 and $107,000, respectively, were issued to Company directors as compensation. During the year ended June 30, 2002, the Company issued 40,000 shares of common stock with a fair value of $33,000 to a former officer of the Company as compensation. Compensation expense recognized for the issuance of shares of common stock is calculated utilizing the fair market value of the common stock at the date of issuance.

On January 31, 2001, the Company completed a private equity placement and raised $2,395,000. Proceeds were raised through the sale of units, each of which consisted of one share of common stock and a warrant to purchase one share of common stock. Each unit was priced at $1.00. The warrants were exercisable at $2.25 per share for a period of three years from the date of issuance. Notwithstanding the foregoing term of the warrant, if the fair market value of one share of common stock of the Company was equal to or greater than $3.50 for twenty consecutive days during the term of the warrant, the Company had the right to demand that the holder exercise the warrant within a 30-day period. Failure of the holder to exercise the warrant within thirty days would have caused the warrant to become void and the holder would have lost all rights that it has with respect to the warrant. All unexercised warrants have expired as of June 30, 2004.

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

The Company had granted a “put” right to Connecticut Innovations, Incorporated in connection with a December 1994 subordinated debt offering. As of December 31, 2003, the “put” right, which would have allowed Connecticut Innovations to require the Company to repurchase certain of the Company’s securities then held by Connecticut Innovations under certain circumstances, was terminated.

Incentive plans

During the year ended June 30, 1994, the Company adopted the Memry Corporation Stock Option Plan (the “1994 Plan”). Under the 1994 Plan, incentive stock options were granted at prices equal to or greater than the fair market value of the Company’s common stock at the date of grant, and were exercisable at the date of grant unless otherwise stated. In addition, non-qualified stock options were granted at prices determined by the Company’s compensation committee, which may have been less than the fair market value of the Company’s common stock at the date of grant, in which case an expense equal to the difference between the stock option exercise price and fair market value was recognized. The exercise period for both the incentive and non-qualified stock options generally could not exceed ten years. The 1994 Plan expired on September 23, 2003. No additional stock options may be granted from this plan after this date.

During the year ended June 30, 1998, the Company adopted the Memry Corporation Long-term Incentive Plan (the “1997 Plan”). Under the 1997 Plan, 4,000,000 incentive and non-qualified stock options may be granted to employees and non-employee directors under terms similar to the 1994 Plan. Also, under the 1997 Plan, Stock Appreciation Rights (“SARs”), Limited Stock Appreciation Rights (“Limited SARs”), restricted stock, and performance shares may be granted to employees. With respect to SARs, upon exercise, the Company must pay to the employee the difference between the current market value of the Company’s common stock and the exercise price of the SARs. The SARs terms are determined at the time of each individual grant. However, if SARs are granted which are related to an incentive stock option, then the SARs will contain similar terms to the related option. Limited SARs may be granted in relation to any option or SARs granted. Upon exercise, the Company must pay to the employee the difference between the current market value of the Company’s common stock and the exercise price of the related options or SARs. Upon the exercise of SARs or Limited SARs, any related stock option or SARs outstanding will no longer be exercisable. As of June 30, 2004, 2003 and 2002, there were no SARs or Limited SARs outstanding.

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2004, 2003 and 2002

Restricted shares of common stock may also be granted to employees for no consideration. The terms of the restriction are determined at the time of each individual grant. Generally, if employment is terminated during the restriction period, the participant must forfeit any common stock still subject to restriction. Performance shares are granted to employees based on individual performance goals, and may be paid in shares or cash determined based on the shares earned and the market value of the Company’s common stock at the end of certain defined periods. No performance or restricted shares have been issued to employees.

Also under the 1997 Plan, each quarter, all non-employee directors are granted shares of the Company’s common stock with a value equal to $7,500, determined based on the market value of the Company’s stock at the end of each quarter. During the year ended June 30, 2002, this policy was amended such that all non-employee directors, each quarter, are granted shares of the Company’s common stock with a value equal to $3,000 and stock options with a value equal to $4,500, determined based on the market value of the Company’s stock over a three day period prior to the end of each quarter.

During the years ended June 30, 2004, 2003 and 2002, the Company’s directors were granted 49,000, 75,000 and 11,000 stock options, respectively.

The following table summarizes the Company’s stock options outstanding at June 30, 2004, 2003 and 2002 and changes during the years then ended:

	Options Outstanding	Weighted Average Exercise Price
Balance, July 1, 2001	2,679,760	$2.25
Canceled	(645,856)	2.15
Granted	499,723	1.69
Exercised	(125,650)	0.90

Balance, June 30, 2002	2,407,977	2.23
Canceled	(346,225)	1.60
Granted	939,098	1.62
Exercised	(37,498)	1.28

Balance, June 30, 2003	2,963,352	2.13
Canceled	(107,444)	2.02
Granted	766,081	1.67

Balance, June 30, 2004	3,621,989	$1.97

At June 30, 2004, 2003 and 2002, 2,158,413, 1,695,274 and 1,438,327 (weighted average exercise price of $2.26, $2.48 and $2.53, respectively) of the outstanding stock options were exercisable. The weighted-average grant date fair value per stock option granted during the years ended June 30, 2004, 2003 and 2002 was $0.85, $0.68 and $0.89, respectively. For the years ended June 30, 2004, 2003 and 2002, all stock options granted have an exercise price equal to the fair market value of the Company’s stock at the date of grant.

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2004, 2003 and 2002

Stock options outstanding at June 30, 2004 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.90 to $1.20	790,755	7.3	$1.05	382,323	$1.07
1.21 to 1.60	508,567	5.0	1.46	314,714	1.51
1.61 to 2.00	1,207,658	7.0	1.80	537,655	1.87
2.01 to 2.40	387,100	7.8	2.20	196,500	2.20
2.41 to 2.80	5,040	5.8	2.65	4,590	2.65
2.81 to 3.20	299,487	5.8	2.84	299,249	2.84
4.00	423,382	4.1	4.00	423,382	4.00

$0.90 to $4.00	3,621,989	6.4	$1.97	2,158,413	$2.26

Warrants

The Company has also issued warrants. The cost charged to operations for warrants granted for professional fees incurred during the years ended June 30, 2004, 2003 and 2002 was $126,000, $23,000 and $46,000, respectively. All warrants are immediately exercisable upon issuance.

The following table summarizes warrants outstanding at June 30, 2004, 2003 and 2002, and the changes during the years then ended:

	Warrants Outstanding	Weighted- Average Exercise Price
Balance, July 1, 2001	3,952,272	$1.87
Canceled	(1,187,935)	1.05
Granted	1,750,435	1.12
Exercised	(600,000)	1.08

Balance, June 30, 2002	3,914,772	1.90
Canceled	(39,170)	2.00
Granted	62,500	1.70
Exercised	(587,935)	1.03

Balance, June 30, 2003	3,350,167	2.05
Canceled	(2,581,000)	2.20
Granted	187,500	1.70

Balance, June 30, 2004	956,667	$1.46

Warrants outstanding at June 30, 2004 are as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.05 to $1.20	75,000	2.1	$1.05	75,000	$1.05
1.21 to 1.60	525,000	2.4	1.30	525,000	1.30
1.61 to 2.00	356,667	4.8	1.79	356,667	1.79

$1.05 to $2.00	956,667	3.3	1.46	956,667	$1.46

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2004, 2003 and 2002

Note 7. Major Customers

Product sales for the years ended June 30, 2004, 2003 and 2002, includes sales to major customers, each of which accounted for greater than 10% of the total product sales of the Company. Sales to these customers during the years ended June 30, 2004, 2003 and 2002, and accounts receivable from these customers at June 30, 2004, 2003 and 2002, are as follows:

	2004		2003		2002
	Sales	Accounts Receivable	Sales	Accounts Receivable	Sales	Accounts Receivable
Company A	$5,544,000	$979,000	$7,385,000	$972,000	$7,096,000	$1,462,000
Company B	13,464,000	1,474,000	15,492,000	1,691,000	12,428,000	2,553,000
Company C	4,571,000	407,000	3,203,000	—	3,930,000	523,000

	$23,579,000	$2,860,000	$26,080,000	$2,663,000	$23,454,000	$4,538,000

Note 8. Major Suppliers

The Company currently purchases a significant portion of raw materials from two suppliers. However, management believes that several other suppliers could provide similar materials on comparable terms without significantly impacting shipping or sales.

Note 9. Operating Leases

The Company leases its Connecticut and California manufacturing and office facilities under operating leases. The lease on the Connecticut facility expires in June 2011 and the lease on the principal California facility expires in June 2008.

Future minimum lease payments under non-cancelable operating leases, with remaining terms of one year or more, are as follows at June 30, 2004:

Amount
2005	$1,157,000
2006	726,000
2007	680,000
2008	690,000
2009	368,000
Thereafter	730,000

$4,351,000

Rent expense for the years ended June 30, 2004, 2003 and 2002, was $1,357,000, $1,607,000 and $1,582,000, respectively. The leases require the Company to pay operating expenses. Rent expense is recognized on a straight-line basis over the minimum lease term.

Note 10. Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, deferred tax assets were reduced by a valuation allowance of $7.6 million at June 30, 2002 based on management’s opinion at that time regarding the estimated realizability of operating loss carryforwards and temporary differences due to the absence of sustained profitability of the Company. During the year ended June 30, 2003, the valuation allowance was eliminated based on management’s assessment of the Company’s operating performance and realizability of operating loss carryforwards and other temporary differences. During the year ended June 30, 2004, amended state income tax returns were filed for the years ended June 30, 2000 through 2003 to report research and development (“R&D”) tax credits for those years. Based on the Company’s recent history of profitability and its forecasts for future periods, management believes that it is more likely than not that operating loss carryforwards, tax credit carryforwards and other temporary differences will be realized. The effects of the carryforwards and temporary differences that give rise to deferred tax assets and liabilities at June 30, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Allowance for doubtful accounts	$143,000	$191,000
Inventory reserves	93,000	60,000
Capitalization of inventory costs	517,000	462,000
Vacation accruals	214,000	200,000
State R&D and other credit carryforwards	447,000	42,000
Net operating loss carryforwards	4,767,000	5,851,000
Other	8,000	—

Deferred tax assets	6,189,000	6,806,000
Deferred tax liabilities:
Amortization of goodwill	39,000	—

Net deferred tax assets	$6,150,000	$6,806,000

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2004, 2003 and 2002

The provision (benefit) for income taxes for the years ended June 30, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Current:
Federal	$55,000	$14,000	$—
State	128,000	36,000	152,000

	183,000	50,000	152,000

Deferred:
Federal	1,011,000	(6,657,000)	—
State	(355,000)	(149,000)	—

	656,000	(6,806,000)	—

	$839,000	$(6,756,000)	$152,000

A reconciliation of the income tax expense (benefit) computed by applying the Federal statutory income tax rate of 34% to the income before taxes to the provision (benefit) for income taxes as reported in the consolidated statements of income is as follows:

	2004		2003		2002
Provision (benefit) for income taxes at statutory Federal rate	$1,094,000	34%	$705,000	34%	$1,338,000	34%
Increase (decrease) resulting from:
State income tax, net of federal tax benefit	84,000	3%	86,000	4%	104,000	3%
State R&D tax credits	(350,000)	(11)%	—	—	—	—
Decrease in valuation allowance	—	—	(7,569,000)	(365)%	(1,373,000)	(35)%
Permanent items and other	11,000	0%	22,000	1%	83,000	2%

Provision (benefit) for income taxes	$839,000	26%	$(6,756,000)	(326)%	$152,000	4%

At June 30, 2004, the Company has federal net operating loss carryforwards for income tax purposes, which expire as follows:

Amount
2006	$569,000
2007	3,248,000
2008	1,959,000
2009	3,126,000
2010	2,498,000
2011	2,622,000

$14,022,000

In addition, the Company has state tax credit carryforwards available to offset future taxable income of $392,000, which expire in various amounts from 2005 through 2023.

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2004, 2003 and 2002

Note 11. Bonus Plan

The Company has a bonus plan under which its employees may earn a bonus based on a combination of pre-tax profits and individual performance. The payment of bonuses is subject to annual approval by the Board of Directors. Expenses recognized under this plan were $596,000, $-0- and $763,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

Note 12. Operating Segments

The Company is engaged principally in one line of business, the development, manufacturing and marketing of products utilizing properties exhibited by shape memory alloys, which represents more than 95% of consolidated revenues.

Note 13. Severance

During the second quarter of the year ended June 30, 2002, a severance agreement was entered into with one former employee who held a management position while employed at the Company. For the year ended June 30, 2002, $86,000 was charged to operations under this agreement, of which $79,000 was paid, leaving a remaining obligation of $7,000 at June 30, 2002. As of June 30, 2003, this liability has been paid in full. During the fourth quarter of the year ended June 30, 2002, severance agreements were entered into with two former employees, both of whom held management positions while employed at the Company. For the year ended June 30, 2002, $375,000 was charged to operations under these agreements, of which $22,000 was paid, leaving a remaining obligation of $353,000 at June 30, 2002. Total payments charged to this liability through June 30, 2003 are $325,000, leaving a remaining obligation at June 30, 2003 of $50,000. As of June 30, 2004, this liability has been paid in full.

Note 14. Litigation

On August 22, 2001, a director and former officer of the Company filed two lawsuits against the Company relating to his termination during the year ended June 30, 2001. A settlement was reached on January 28, 2002, whereby the Company made a cash payment to the former officer in the amount of $25,000 and issued 75,000 non-plan stock options with an exercise price of $1.20 per share and a fair value of $8,000. The fair value of the options has been recorded as an operating expense and additional paid-in capital during the year ended June 30, 2002. In accordance with SFAS No. 123, “Accounting for Stock-based Compensation,” the Company calculated the fair value of these options using the fair value option-pricing model.

Note 15. Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions and Write-offs (A)	Balance at End of Year
Allowance for doubtful accounts:
Year ended June 30, 2004	$148,000	$(111,000)	$7,000	$30,000

Year ended June 30, 2003	$207,000	$(44,000)	$15,000	$148,000

Year ended June 30, 2002	$173,000	$103,000	$69,000	$207,000

(A)	Represents uncollectible accounts receivable written-off.

Note 16. Note Receivable – Related Party

On August 29, 2000, the Company made a $200,000 loan to an executive officer, which was collateralized by his personal residence. The loan was part of the executive officer’s overall compensation package and was to be forgiven, providing certain conditions were met, over a four-year period. During 2001, the executive officer was terminated and the note became current at that time. The terms of the note were subsequently amended such that the note, reduced to the amount of $110,000, was due on January 28, 2005, or at such time that the residence was sold, whichever occurred first. The note was repaid in full during the year ended June 30, 2004.

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2004, 2003 and 2002

Note 17. Subsequent Events

On July 12, 2004, the Company announced that it signed a letter of intent to acquire substantially all of the assets and selected liabilities of Putnam Plastics Corporation (“Putnam”). The transaction, which is subject to the signing of definitive agreements and customary closing conditions, is expected to close by October 31, 2004. Putnam, a privately held corporation, is one of the nation’s leading specialty polymer extrusion companies serving the medical device and other high technology industries. Its primary products are complex multi-lumen, multi-layer extrusions used for guidewires, catheter shafts, delivery systems and various other interventional medical procedures. Putnam is a major supplier of co-extruded polyimide, multi-lumen, braided and extremely thin-wall, multi-layer tubing as well as sheathing for fiber-optic tubing. Putnam’s products are known for their complex configurations, multiple material construction and innovative designs. Putnam also is well known for its ability to manufacture to tight tolerances.

On August 25, 2004, the Company announced that it will finance a $200,000 joint development program with and has made a $400,000 initial investment in the form of a 2% unsecured convertible loan, in Biomer Technology Ltd, a privately owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Based in Runcorn, England, Biomer Technology Ltd is a biomaterials company that has developed a range of high-performance polyurethanes, process technology, components and products for medical device manufacturing.