Form 10-Q
period 2004-09-30
MEMRY CORP
filed 2004-11-15
CIK 720896

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 9, 2004, 28,452,952 shares of the registrant’s common stock, par value $.01 per share, were issued and outstanding.

MEMRY CORPORATION

FORM 10-Q

For the quarter ended September 30, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

Memry Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2004	June 30, 2004
ASSETS
Current Assets
Cash and cash equivalents	$11,888,000	$12,404,000
Accounts receivable, less allowance for doubtful accounts	4,774,000	4,132,000
Inventories	2,835,000	2,956,000
Deferred tax asset	975,000	975,000
Prepaid expenses and other current assets	239,000	41,000

Total current assets	20,711,000	20,508,000

Property, Plant, and Equipment	14,812,000	14,672,000
Less accumulated depreciation	(9,992,000)	(9,582,000)

	4,820,000	5,090,000

Other Assets
Acquired patents and patent rights, less accumulated amortization	900,000	933,000
Goodwill	1,038,000	1,038,0000
Deferred financing costs	48,000	51,000
Note receivable	400,000	—
Deferred tax asset	4,783,000	5,175,000
Other assets	402,000	193,000

Total other assets	7,571,000	7,390,000

TOTAL ASSETS	$33,102,000	$32,988,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,708,000	$3,213,000
Notes payable	320,000	320,000
Capital lease	20,000	29,000
Income tax payable	27,000	43,000

Total current liabilities	3,075,000	3,605,000

Notes Payable, less current maturities	1,079,000	1,159,000

Commitments and contingencies (see notes)

Stockholders’ Equity
Common stock	256,000	256,000
Additional paid-in capital	49,124,000	49,103,000
Accumulated deficit	(20,432,000)	(21,135,000)

Total stockholders’ equity	28,948,000	28,224,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,102,000	$32,988,000

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiary

Condensed Consolidated Statements of Income

For the Three Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Revenues
Product sales	$8,847,000	$7,953,000
Research and development	265,000	206,000

	9,112,000	8,159,000

Cost of Revenues
Product sales	5,358,000	4,640,000
Research and development	254,000	60,000

	5,612,000	4,700,000

Gross profit	3,500,000	3,459,000

Operating Expenses
Research and development	479,000	813,000
General, selling and administration	1,894,000	1,822,000

	2,373,000	2,635,000

Operating income	1,127,000	824,000

Interest
Expense	(14,000)	(29,000)
Income	40,000	20,000

	26,000	(9,000)

Income before income taxes	1,153,000	815,000

Provision for income taxes	450,000	318,000

Net income	$703,000	$497,000

Basic Earnings Per Share	$0.03	$0.02

Diluted Earnings Per Share	$0.03	$0.02

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash Flows From Operating Activities:
Net income	$703,000	$497,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	446,000	436,000
Deferred income taxes	392,000	277,000
Gain from sale of asset	(10,000)	—
Equity based compensation	21,000	44,000
Change in operating assets and liabilities:
Accounts receivable	(642,000)	301,000
Inventories	121,000	(35,000)
Prepaid expenses and other current assets	(193,000)	(137,000)
Other assets	1,000	13,000
Income taxes	(16,000)	29,000
Accounts payable and accrued expenses	(505,000)	(208,000)

Net cash provided by operating activities	318,000	1,217,000

Cash Flows From Investing Activities:
Capital expenditures	(140,000)	(127,000)
Note receivable	(400,000)	—
Acquisition costs	(210,000)	—
Proceeds from sale of asset	5,000	—

Net cash used in investing activities	(745,000)	(127,000)

Cash Flows From Financing Activities:
Repayment of notes payable	(80,000)	(143,000)
Principal payments on capital lease obligation	(9,000)	—

Net cash used in financing activities	(89,000)	(143,000)

Net (decrease) increase in cash and cash equivalents	(516,000)	947,000

Cash and cash equivalents, beginning of period	12,404,000	7,509,000

Cash and cash equivalents, end of period	$11,888,000	$8,456,000

Supplemental Disclosures of Cash Flow Information:

Cash payments for interest	$13,000	$29,000

Cash payments for income taxes	$75,000	$12,000

See Notes to Condensed Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A. BASIS OF PRESENTATION

Memry Corporation, (the “Company”), a Delaware corporation incorporated in 1981, is engaged in the business of developing, manufacturing and marketing products and components utilizing the properties exhibited by shape memory alloys. The Company’s sales are primarily to customers in the medical device industry located throughout the United States and distributed worldwide.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending June 30, 2005 (“fiscal 2005”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 (“fiscal 2004”). In the first three months of fiscal 2005, there have been no material changes to the Company’s significant accounting policies.

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

Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net income and per share amounts for 2004 and 2003 would have been as follows:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Net income, as reported	$703,000	$497,000
Deduct: compensation expense determined under fair value based method for all awards, net of related tax effects	70,000	70,000

Pro forma net income	$633,000	$427,000

Basic earnings per share:
As reported	$.03	$.02

Pro forma	$.02	$.02

Diluted earnings per share:
As reported	$.03	$.02

Pro forma	$.02	$.02

Note C. INVENTORIES

Inventories consist of the following at September 30, 2004, and June 30, 2004:

	September 30	June 30
Raw materials and supplies	$1,029,000	$1,254,000
Work-in-process	1,414,000	1,284,000
Finished goods	584,000	648,000
Allowance for slow-moving and obsolete inventory	(192,000)	(230,000)

	$2,835,000	$2,956,000

Note D. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at September 30, 2004 and June 30, 2004:

	September 30	June 30
Accounts payable	$719,000	$979,000
Accrued vacation	488,000	531,000
Accrued payroll	318,000	116,000
Accrued bonus	211,000	596,000
Accrued expenses – other	972,000	991,000

	$2,708,000	$3,213,000

Note E. EARNINGS PER SHARE

Basic earnings per share amounts are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is antidilutive.

The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings per share.

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Weighted average number of basic shares outstanding	25,583,079	25,537,522
Effect of dilutive securities:
Warrants	126,249	9,435
Options	330,003	103,721

Weighted average number of fully diluted shares outstanding	26,039,331	25,650,677

Note F. INCOME TAXES

A reconciliation of the income tax provision computed by applying the statutory Federal income tax rate of 34% to income before income taxes to the income tax provision as reported in the condensed consolidated statements of income is as follows:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Provision for income taxes at statutory Federal rate	$392,000	$277,000
State income taxes, net of federal benefit	58,000	41,000

Provision for income taxes	$450,000	$318,000

As of June 30, 2004, the Company had net operating loss carryforwards of approximately $14,000,000 available to reduce future Federal taxable income, which expire in 2006 through 2011.

Note G. NOTE RECEIVABLE

On August 24, 2004, the Company entered into a joint development program (the “Agreement”) with Biomer Technology Limited (“Biomer”), a privately-owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Under the terms of the Agreement the Company made a $400,000 initial investment in Biomer in the form of a 2% unsecured convertible loan (the “Note”). Interest on the Note is payable upon conversion, as defined, or upon repayment of the Note. Under the terms of the Note, the Note plus accrued interest will be converted to ordinary shares of Biomer stock upon the occurrence of the earlier of, as defined, the successful completion of the joint development program, a financing of Biomer, the sale of Biomer, or December 31, 2005. Under limited circumstances the Note plus accrued interest must be repaid in cash. The Agreement requires the Company to make an additional investment of $350,000 in Biomer in the event, as defined, a financing of Biomer occurs after the Note has been converted and successful completion of the joint development program has been accomplished. Additionally, as part of the joint development program and in consideration for service provided by Biomer in the joint development program, the Company agreed to pay Biomer $200,000 in four equal quarterly installments beginning August 24, 2004.

Note H. SUBSEQUENT EVENTS

On November 9, 2004, the Company completed its acquisition of substantially all of the assets and selected liabilities of Putnam Plastics Corporation (“Putnam”). The Company paid a purchase price, subject to certain post closing adjustments, consisting of $17.0 million in cash, 2,857,143 shares of Memry common stock and $2.5 million in deferred payments. The shares are subject to various restrictions, including a black out period which prohibits the sale of the shares for a period of eighteen months after November 9, 2004. Additionally, after the expiration of the black out period, subject to certain exceptions, the sale of shares in the public market is limited to 250,000 per calendar quarter.

In connection with the acquisition of Putnam, on November 9, 2004 the Company entered into a Credit and Security Agreement with Webster Business Credit Corporation (the “Webster Agreement”), replacing the Company’s previous credit facility with Webster Bank entered into on January 30, 2004. The Webster Agreement includes a term loan facility consisting of a five year term loan of $1.9 million (the “Five Year Term”) and a three year term loan of $2.5 million (the “Three Year Term”), collectively (the “Term Loan Facility”). Both term loans are repayable in equal monthly installments with the additional requirement that, under the Three Year Term, a prepayment of 50% of excess cash flow, as defined, be made annually within 90 days of the Company’s fiscal year end. Interest under the Five Year Term is based upon, at the Company’s option, LIBOR plus 2.75% or the alternate base rate, as defined, plus 0.25%. Interest under the Three Year Term is based upon, at the Company’s option, LIBOR plus 3.75% or the alternate base rate, as defined, plus 1.25%. Borrowings under the Term Loan Facility were used to repay approximately $1.4 million in borrowings under the Company’s previous credit facility and to partially fund the acquisition of Putnam.

The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. Additionally, the Webster Agreement includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2005. Any outstanding amount under the equipment line as of November 9, 2005 will convert to a term loan payable monthly based on a seven year amortization schedule but with a balloon payment of the then unpaid balance due November 9, 2009. As of November 9, 2004 no amounts were outstanding under the revolving line of credit or the equipment line of credit. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

The Webster Agreement contains various restrictive covenants, including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with the Company’s fixed charge coverage ratio and leverage ratio, as defined. Additionally, the Company is required to maintain a minimum cash balance and excess availability, as defined.

Additional financing for the acquisition of Putnam was obtained on November 9, 2004 from Brookside Pecks Capital Partners, L.P. and Ironbridge Mezzanine Fund, L.P. in the form of a $7.0 million subordinated loan due November 9, 2010 (the “Subordinated Loan”). The interest rate on the Subordinated Loan is 17.5%, of which 12% is payable quarterly with the remaining 5.5% payable in additional promissory notes having identical terms as to the Subordinated Loan. The interest rate is subject to reduction in the event certain pretax income thresholds are met and subject to increase in the event of default.

The Subordinated Loan contains various restrictive covenants including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with the Company’s fixed charge coverage ratio and leverage ratio, as defined.

The remaining cash financing for the Putnam acquisition was provided for with the Company’s cash on hand and $2.5 million in deferred payments. The deferred payments are non-interest bearing and are required to be paid in three equal annual installments beginning November 9, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On November 9, 2004 the Company completed its acquisition of substantially all of the assets and selected liabilities of Putnam Plastics Corporation (“Putnam”). The Company paid a purchase price, subject to certain post closing adjustments, consisting of $17.0 million in cash, 2,857,143 shares of Memry common stock and $2.5 million in deferred payments. The shares are subject to various restrictions, including a black out period which prohibits the sale of the shares for a period of eighteen months after November 9, 2004. Additionally, after the expiration of the black out period, subject to certain exceptions, the sale of shares in the public market is limited to 250,000 per calendar quarter. The cash portion of the purchase price was financed through a senior credit facility, the issuance of subordinated debt and cash on hand. Refer to the discussion of liquidity and capital resources within this management’s discussion and analysis for further details regarding the financing of the acquisition.

Putnam is one of the nation’s leading, specialty polymer-extrusion companies serving the medical device industry. Its primary products are complex, multi-lumen, multi-layer extrusions used for guide wires, catheter shafts, delivery systems and various other interventional medical procedures.

Looking forward, management of the Company believes the acquisition of Putnam will reinforce the Company’s market position as a strategic supplier of enabling technologies, products and services to the medical-device industry. The Company and Putnam supply critical products for many of the same device companies and, occasionally, for the same applications within those companies. It is expected that the combination of the two companies will lead to greater leverage in penetrating the current market and customer base. In addition, together, the Company and Putnam expect to be able to create new applications and customers that could not be developed by one company alone.

ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

For our accounting policies that, among others, are critical to the understanding of our results of operations due to the assumptions we make in their application, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended June 30, 2004. Senior management has discussed the development and selection of these accounting policies, and estimates, and the related disclosures with the Audit Committee of the Board of Directors. See Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2004 for our significant accounting policies. In the first three months of the year ending June 30, 2005 (“fiscal 2005”), there have been no material changes to our significant accounting policies.

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

Goodwill and Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired business. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value. Goodwill was $1,038,000 at September 30, 2004 and June 30, 2004.

Other intangible assets consist primarily of acquired patents and patent rights and are amortized using the straight-line method over their estimated useful lives, ranging from 13 to 16 years. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value is not recoverable. Other intangible assets, net of accumulated amortization, were $900,000 and $933,000 as of September 30, 2004 and June 30, 2004, respectively.

Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $5,758,000 and $6,150,000 at September 30, 2004 and June 30, 2004, respectively.

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and results of operations. Certain statements under this caption may constitute “forward-looking statements”. See Part II — “Other Information”.

(a) RESULTS OF OPERATIONS

The following table sets forth the Company’s unaudited condensed consolidated statements of income for the three months ended September 30, 2004 and 2003.

	Three Months Ended September 30, .
	2004		2003
	$	%	$	%
Revenues:
Product sales	$8,847,000	97.1%	$7,953,000	97.5%
Research and development	265,000	2.9	206,000	2.5

	9,112,000	100.0	8,159,000	100.0

Cost of Revenues
Product sales	5,358,000	58.8	4,640,000	56.9
Research and development	254,000	2.8	60,000	0.7

	5,612,000	61.6	4,700,000	57.6

Gross profit	3,500,000	38.4	3,459,000	42.4

Operating Expenses
Research and development	479,000	5.3	813,000	10.0
General, selling and administration	1,894,000	20.7	1,822,000	22.3

	2,373,000	26.0	2,635,000	32.3

Operating income	1,127,000	12.4	824,000	10.1

Interest
Expense	(14,000)	(0.1)	(29,000)	(0.3)
Income	40,000	0.4	20,000	0.2

	26,000	0.3	(9,000)	(0.1)

Income before income taxes	1,153,000	12.7	815,000	10.0

Provision for income taxes	450,000	5.0	318,000	3.9

Net income	$703,000	7.7%	$497,000	6.1%

Three Months Ended September 30, 2004, compared to Three Months Ended September 30, 2003.

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

Revenues increased 12% to $9,112,000 in the first quarter of fiscal 2005 from $8,159,000 during the same period in fiscal 2004, an increase of $953,000. The increase in revenue was due principally to higher shipments of tube based medical stent components which increased approximately $700,000 in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Shipments of wire-based stent components declined slightly in the first quarter of fiscal 2005. The net increase in medical stent components was due principally to stronger demand for endovascular stent graft products during the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004. Looking forward, the Company anticipates that overall stent component activity in fiscal 2005 will be consistent with the activity level of fiscal 2004 as the positive effect of the beginning of several new programs with peripheral stent customers are offset by the continued slow erosion of certain existing programs.

Also contributing to the increase in revenue during the quarter were higher shipments of microcoil and guidewire products, high pressure sealing plugs and arch wire products and tinel lock, which each increased approximately $100,000. Additionally, revenue from prototype development and research and development activities increased approximately $100,000 and other medical device component shipments, principally products used in minimally invasive surgery, increased approximately $150,000. Partially offsetting these increases was a $300,000 decline in revenue from super elastic tube resulting primarily from price reductions due to competitive pressures.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) increased $912,000, or 19% to $5,612,000 in the first quarter of fiscal 2005 from $4,700,000 in the first quarter of fiscal 2004. The increase was due primarily to the increase in revenues. Also impacting the increased costs was a shift in the focus of staff engineers from new process development and prototype support, which is an operating expense, to manufacturing support, which is a manufacturing cost. As a result of the increase in manufacturing costs as a percentage of sales, the Company’s gross profit decreased to 38% in the first quarter of fiscal 2005 compared to 42% in the first quarter of fiscal 2004.

Operating expenses, including general, selling and administration expenses and research and development costs decreased $262,000, or 10%, to $2,373,000 in the first quarter of fiscal 2005, compared to $2,635,000 in the first quarter of fiscal 2004. This decrease was due primarily to lower research and development expenses as a result of a shift in the focus of staff engineers from new process development and prototype support, which is an operating expense, to manufacturing support, which is a manufacturing cost. Partially offsetting this decrease was an increase in general, selling and administration expenses, principally selling and marketing expenses resulting from the Company’s decision to make additional investments in sales and marketing activities in order to support future revenue growth.

Net interest income was $26,000 in the first quarter of 2005 compared to a net expense of $9,000 in the first quarter of fiscal 2004. The change from period to period was due principally to an increase in interest income associated with a higher cash balance along with a reduction in interest expense associated with a reduced level of borrowing.

Income Taxes. The Company recorded a provision for income taxes of $450,000 for the first quarter of fiscal 2005, compared to a provision of $318,000 for the first quarter of fiscal 2004. The increase in provision is the result of the an increase in the Company’s pretax income. The effective tax rate was 39% in both periods.

Net Income. As a result of the factors discussed above, the Company’s net income increased by $206,000, to $703,000 in the first quarter of fiscal 2005 compared to net income of $497,000 for the same period in fiscal 2004.

(b) LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company’s cash and cash equivalents balance was $11,888,000, a decrease of $516,000 from $12,404,000 at the start of fiscal 2005. Net cash provided by operations was $318,000 for the first quarter of fiscal 2005, a decrease of $899,000 from $1,217,000 during the first quarter of fiscal 2004. This decrease was due principally to a reduction in the rate of accounts receivable collections and an increase in the rate of accounts payable payments. Partially offsetting these impacts was a $298,000 increase in cash generated from income.

Net cash used in investing activities increased $618,000 to $745,000 for first quarter of fiscal 2005 compared to $127,000 during the first quarter of fiscal 2004. This increase was due to the $400,000 investment made in Biomer Technology Ltd. in the form of a 2% unsecured convertible loan. Also contributing to the increase were $210,000 of costs related to the acquisition of Putnam. These costs have been capitalized and will be included in the purchase price of Putnam upon closing.

During the first quarter of fiscal 2005 net cash used in financing activities was $89,000, reflecting the pay-down of the Company’s note payable and capital lease obligation. Working capital at September 30, 2004, was $17,636,000, an increase of $733,000 from $16,903,000 at June 30, 2004.

In fiscal 2004 the primary capital requirement was to fund additions to property, plant and equipment. In the first quarter of fiscal 2005 the primary capital requirement was to fund additions to property, plant, and equipment and the Company’s investment in Biomer.

On January 30, 2004, the Company and Webster Bank entered into a Second Amended and Restated Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement which was scheduled to expire on January 30, 2009 (the “Webster Facility”). The Webster Facility included a revolving line of credit for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 30% of eligible inventories. In connection with the Webster Facility, several existing term loans and equipment line advances totaling $1,546,000, plus additional proceeds of $28,000, totaling $1,574,000 were refinanced into a single term loan, payable in equal monthly installments over a five year period ending January 30, 2009. The Webster Facility included an equipment line of credit that provided for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through January 30, 2009. The Webster Facility also provided for an acquisition line of credit of up to $2,000,000 providing certain terms and conditions are met. As of September 30, 2004, no amounts were outstanding under the revolving line of credit, equipment line of credit or acquisition line of credit. Interest on the term note payable, revolving line of credit, equipment line of credit, and acquisition line of credit was variable based on LIBOR plus a spread adjusted quarterly based upon the Company’s fixed charge coverage ratio, as defined. The facility was collateralized by substantially all of the Company’s assets.

At September 30, 2004, a note payable of $1,390,000 was outstanding under the Webster Facility. No amount was outstanding under the revolving line of credit.

In addition, the Webster Facility contained various restrictive covenants, including, among others, limitations on encumbrances and additional debt, the payment of dividends or redemption of stock (above a certain maximum amount) and compliance with the Company’s fixed charge coverage ratio, as defined.

In connection with the acquisition of Putnam, on November 9, 2004 the Company entered into a Credit and Security Agreement with Webster Business Credit Corporation (the “Webster Agreement”), replacing the Company’s previous credit facility with Webster Bank entered into on January 30, 2004. The Webster Agreement includes a term loan facility consisting of a five year term loan of $1.9 million (the “Five Year Term”) and a three year term loan of $2.5 million (the “Three Year Term”), collectively (the “Term Loan Facility”). Both term loans are repayable in equal monthly installments with the additional requirement that, under the Three Year Term, a prepayment of 50% of excess cash flow, as defined, be made annually within 90 days of the Company’s fiscal year end. Interest under the Five Year Term is based upon, at the Company’s option, LIBOR plus 2.75% or the alternate base rate, as defined, plus 0.25%. Interest under the Three Year Term is based upon, at the Company’s option, LIBOR plus 3.75% or the alternate base rate, as defined, plus 1.25%. Borrowings under the Term Loan Facility were used to repay approximately $1.4 million in borrowings under the Company’s previous credit facility and to partially fund the acquisition of Putnam.

The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. Additionally, the Webster Agreement includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2005. Any outstanding amount under the equipment line as of November 9, 2005 will convert to a term loan payable monthly based on a seven year amortization schedule but with a balloon payment of the then unpaid balance due November 9, 2009. As of November 9, 2004 no amounts were outstanding under the revolving line of credit or the equipment line of credit. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

The Webster Agreement contains various restrictive covenants, including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with the Company’s fixed charge coverage ratio and leverage ratio, as defined. Additionally, the Company is required to maintain a minimum cash balance and excess availability, as defined.

Additional financing for the acquisition of Putnam was obtained on November 9, 2004 from Brookside Pecks Capital Partners, L.P. and Ironbridge Mezzanine Fund, L.P. in the form of a $7.0 million subordinated loan due November 9, 2010 (the “Subordinated Loan”). The interest rate on the Subordinated Loan is 17.5%, of which 12% is payable quarterly with the remaining 5.5% payable in additional promissory notes having identical terms as to the Subordinated Loan. The interest rate is subject to reduction in the event certain pretax income thresholds are met and subject to increase in the event of default.

The Subordinated Loan contains various restrictive covenants including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with the Company’s fixed charge coverage ratio and leverage ratio, as defined.

The remaining cash financing for the Putnam acquisition was provided for with the Company’s cash on hand and $2.5 million in deferred payments. The deferred payments are non-interest bearing and are required to be paid in three equal annual installments beginning November 9, 2005.

On August 24, 2004, the Company entered into a joint development program (the “Agreement”) with Biomer Technology Limited (“Biomer”), a privately-owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Under the terms of the Agreement the Company made a $400,000 initial investment in Biomer in the form of a 2% unsecured convertible loan (the “Note”). Interest on the Note is payable upon conversion, as defined, or upon repayment of the Note. Under the terms of the Note, the Note plus accrued interest will be converted to ordinary shares of Biomer stock upon the occurrence of the earlier of, as defined, the successful completion of the joint development program, a financing of Biomer, the sale of Biomer, or December 31, 2005. Under limited circumstances the Note plus accrued interest must be repaid in cash. The Agreement requires the Company to make an additional investment of $350,000 in Biomer in the event, as defined, a financing of Biomer occurs after the Note has been converted and successful completion of the joint development program has been accomplished. Additionally, as part of the joint development program and in consideration for services provided by Biomer in the joint development program, the Company agreed to pay Biomer $200,000 in four equal quarterly installments beginning August 24, 2004.

The Company has requirements to fund plant and equipment projects to support the expected increased sales volume of shape memory alloys and super elastic materials during the fiscal year ending June 30, 2005 and beyond. The Company expects that it will be able to finance these expenditures through a combination of existing working capital, cash flows generated through operations and increased borrowings. The largest risk to the liquidity of the Company would be an event that caused an interruption of cash flow generated through operations, because such an event could also have a negative impact on the Company’s ability to access credit. The Company’s current dependence on a limited number of products and customers represents the greatest risk to operations.

The Company has in the past grown through acquisitions (including the acquisition of Putnam, Wire Solutions and Raychem Corporation’s nickel titanium product line). As part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company’s existing businesses. The Company intends to use available cash from operations, debt, and authorized but unissued common stock to finance any such acquisitions.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon the Company’s financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the Company’s disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

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

There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Effective September 8, 2004, the Company and James G. Binch entered into a new Employment Agreement that is intended to cover Mr. Binch’s employment until the time of his retirement and the appointment of a successor President and Chief Executive Officer of the Company. The initial term of the 2004 agreement ends on December 31, 2005, which then automatically renews for successive one-year periods unless or until Mr. Binch or the Company gives notice of his or its intention not to renew. The agreement entitles Mr. Binch to receive (i) an annual base salary of $300,000; (ii) additional compensation in the form of an annual bonus determined by and in the sole discretion of the Board of Directors of the Company; (iii) an automobile allowance of $500 per month; (iv) up to $7,500 per calendar quarter towards retirement and/or deferred compensation benefits; and (v) certain other fringe benefits and perquisites as set forth in the agreement.

The 2004 agreement also provides that if Mr. Binch’s employment is terminated (a) by the Company without cause (including by the Company determining not to renew the term at a time that cause does not then exist), or (b) by Mr. Binch for “Good Reason”, Mr. Binch would become entitled to (i) bi-weekly payments equal to his bi-weekly salary payments for two years from the date of termination, (ii) bonuses for the fiscal years ending during such period equal in each year to 50% of the sum of the annual bonuses he received with respect to the two fiscal years ending immediately prior to the date of termination and (iii) during such period, continued quarterly payments for retirement and/or deferred compensation benefits. “Good Reason” is defined to mean (x)

the failure by the Company to observe or comply with any provision of the agreement (if such failure has not been cured within thirty (30) days after written notice of same has been given to the Company), or (y) a material diminution in the position, duties and/or responsibilities of Mr. Binch upon or following a “Change of Control of the Company” (as defined in the agreement).

Pursuant to the 2004 agreement, revisions were also made to certain existing option agreements between Mr. Binch and the Company such that in the event of termination of Mr. Binch’s employment for any reason other than for cause, (i) each outstanding option held by Mr. Binch as of September 8, 2004 that is not an incentive stock option and that remains unexercised, but vested, at the time of termination shall terminate upon the tenth anniversary of grant of such option and that (ii) each outstanding option held by Mr. Binch as of September 8, 2004 that is an incentive stock option shall be amended to provide that each such vested option shall be deemed to no longer be an incentive stock option, but shall not terminate until the tenth anniversary of grant of such option (it being further agreed and understood that any options described above which remain unvested at the time of termination will, by their terms, terminate at such time). The 2004 agreement is listed as an exhibit to this Form 10-Q.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits
10.1	Employment Agreement, dated as of September 8, 2004, between James G. Binch and the Company (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed on September 28, 2004, Commission File No. 001-15971.)

10.2	Amended and Restated Employment Agreement, dated as of July 21, 2004, between Robert P. Belcher and the Company (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed on September 28, 2004, Commission File No. 001-15971.)

10.3	Amended and Restated Employment Agreement, dated as of May 18, 2004, between Dean J. Tulumaris and the Company.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMRY CORPORATION
Date: November 15, 2004

	By:	/S/ JAMES G. BINCH
James G. Binch
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2004

	By:	/S/ ROBERT P. BELCHER
Robert P. Belcher
Senior Vice President—Finance and Administration
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)