Form 10-Q
period 2004-12-31
MEMRY CORP
filed 2005-02-14
CIK 720896

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of February 3, 2005, 28,554,633 shares of the registrant’s common stock, par value $.01 per share, were issued and outstanding.

MEMRY CORPORATION

FORM 10-Q

For the quarter ended December 31, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Memry Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2004	June 30, 2004
ASSETS
Current Assets
Cash and cash equivalents	$3,294,000	$12,404,000
Accounts receivable, less allowance for doubtful accounts	5,570,000	4,132,000
Inventories	4,341,000	2,956,000
Deferred tax asset	975,000	975,000
Income tax receivable	29,000	—
Prepaid expenses and other current assets	196,000	41,000

Total current assets	14,405,000	20,508,000

Property, Plant, and Equipment	17,779,000	14,672,000
Less accumulated depreciation	(10,464,000)	(9,582,000)

	7,315,000	5,090,000

Other Assets
Acquired intangible assets, less accumulated amortization	6,784,000	933,000
Goodwill	15,373,000	1,038,000
Cash collateral deposits	1,500,000	—
Deferred financing costs	636,000	51,000
Note receivable	400,000	—
Deferred tax asset	4,557,000	5,175,000
Other assets	231,000	193,000

Total other assets	29,481,000	7,390,000

TOTAL ASSETS	$51,201,000	$32,988,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,493,000	$3,213,000
Notes payable	2,051,000	320,000
Capital lease obligations	12,000	29,000
Income tax payable	—	43,000

Total current liabilities	5,556,000	3,605,000

Notes Payable, less current maturities	11,550,000	1,159,000

Commitments and contingencies (see notes)

Stockholders’ Equity

Common stock	286,000	256,000
Additional paid-in capital	53,834,000	49,103,000
Accumulated deficit	(20,025,000)	(21,135,000)

Total stockholders’ equity	34,095,000	28,224,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,201,000	$32,988,000

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries

Condensed Consolidated Statements of Income

For the Three Months Ended December 31, 2004 and 2003

(Unaudited)

	2004	2003
Revenues	$9,877,000	$8,104,000

Cost of revenues	6,051,000	5,172,000

Gross profit	3,826,000	2,932,000

Operating Expenses

Research and development	513,000	675,000
General, selling and administration	2,383,000	1,880,000

	2,896,000	2,555,000

Operating income	930,000	377,000

Interest
Expense	(303,000)	(26,000)
Income	39,000	22,000

	(264,000)	(4,000)

Income before income taxes	666,000	373,000

Provision for income taxes	260,000	145,000

Net income	$406,000	$228,000

Basic Earnings Per Share	$0.01	$0.01

Diluted Earnings Per Share	$0.01	$0.01

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries

Condensed Consolidated Statements of Income

For the Six Months Ended December 31, 2004 and 2003

(Unaudited)

	2004	2003
Revenues	$18,989,000	$16,263,000

Cost of revenues	11,663,000	9,872,000

Gross profit	7,326,000	6,391,000

Operating Expenses
Research and development	993,000	1,488,000
General, selling and administration	4,276,000	3,702,000

	5,269,000	5,190,000

Operating income	2,057,000	1,201,000

Interest
Expense	(317,000)	(55,000)
Income	79,000	42,000

	(238,000)	(13,000)

Income before income taxes	1,819,000	1,188,000

Provision for income taxes	709,000	463,000

Net income	$1,110,000	$725,000

Basic Earnings Per Share	$0.04	$0.03

Diluted Earnings Per Share	$0.04	$0.03

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash Flows From Operating Activities:
Net income	$1,110,000	$725,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	20,000	—
Depreciation and amortization	1,106,000	894,000
Deferred income taxes	618,000	404,000
Gain from sale of asset	(10,000)	—
Equity based compensation	43,000	98,000
Accreted interest on debt	68,000	—
Change in operating assets and liabilities (net of business acquisition):
Accounts receivable	(101,000)	(4,000)
Inventories	(540,000)	413,000
Prepaid expenses and other current assets	(39,000)	(135,000)
Other assets	(38,000)	27,000
Income taxes	(73,000)	25,000
Accounts payable and accrued expenses	146,000	(334,000)

Net cash provided by operating activities	2,310,000	2,113,000

Cash Flows From Investing Activities:
Capital expenditures	(608,000)	(323,000)
Note receivable	(400,000)	—
Payment for business acquisition	(18,221,000)	—
Cash collateral deposits	(1,500,000)	—
Proceeds from sale of asset	10,000	—

Net cash used in investing activities	(20,719,000)	(323,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	148,000	—
Proceeds from notes payable	11,400,000	—
Financing costs	(659,000)	—
Principal payments on notes payable	(1,573,000)	(287,000)
Principal payments on capital lease obligations	(17,000)	—

Net cash provided by (used in) financing activities	9,299,000	(287,000)

Net (decrease) increase in cash and cash equivalents	(9,110,000)	1,503,000

Cash and cash equivalents, beginning of period	12,404,000	7,509,000

Cash and cash equivalents, end of period	$3,294,000	$9,012,000

Supplemental Disclosures of Cash Flow Information:

Cash payments for interest	$162,000	$56,000

Cash payments for income taxes	$165,000	$34,000

Issuance of warrants in connection with investment banking services	$—	$67,000

Business Acquisition:
Fair value of assets acquired, including goodwill	$25,154,000
Cash paid	(18,221,000)
Fair value of common stock issued	(4,570,000)
Present value of note issued	(2,228,000)

Liabilities assumed	$135,000

See Notes to Condensed Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A. BASIS OF PRESENTATION

Memry Corporation, (the “Company”), a Delaware corporation incorporated in 1981, is engaged in the business of developing, manufacturing and marketing products and components that are sold primarily to the medical device industry. The Company utilizes shape memory alloys and extruded polymers in the production of most of its products.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended December 31, 2004, are not necessarily indicative of the results that may be expected for the year ending June 30, 2005 (“fiscal 2005”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 (“fiscal 2004”). In the first six months of fiscal 2005, there have been no material changes to the Company’s significant accounting policies.

The results of operations of Putnam Plastics Corporation have been included in the condensed consolidated statements of income from the November 9, 2004 date of acquisition. See Note I.

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

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003	Six Months Ended December 31, 2004	Six Months Ended December 31, 2003
Net income, as reported	$406,000	$228,000	$1,110,000	$725,000
Deduct: compensation expense determined under fair value based method for all awards, net of related tax effects	80,000	55,000	150,000	125,000

Pro forma net income	$326,000	$173,000	$960,000	$600,000

Basic earnings per share:
As reported	$.01	$.01	$.04	$.03

Pro forma	$.01	$.01	$.04	$.02

Diluted earnings per share:
As reported	$.01	$.01	$.04	$.03

Pro forma	$.01	$.01	$.04	$.02

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) is a revision of SFAS No. 123 and supercedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services. It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) allows entities to apply a modified retrospective application to periods before the required effective date. SFAS No. 123(R) is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, or in the Company’s case, July 1, 2005. The Company expects to adopt SFAS No. 123(R) effective for its quarter beginning July 1, 2005. The Company has not yet determined whether to use the modified retrospective application for periods prior to the effective date for SFAS No. 123(R).

Note C. INVENTORIES

Inventories consist of the following at December 31, 2004 and June 30, 2004:

	December 31,	June 30,
Raw materials and supplies	$1,477,000	$1,139,000
Work-in-process	1,778,000	1,217,000
Finished goods	1,086,000	600,000

	$4,341,000	$2,956,000

Note D. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2004 and June 30, 2004:

	December 31,	June 30,
Accounts payable	$1,570,000	$979,000
Accrued vacation	655,000	531,000
Accrued payroll	212,000	116,000
Accrued bonus	350,000	596,000
Accrued expenses – other	706,000	991,000

	$3,493,000	$3,213,000

Note E. EARNINGS PER SHARE

Basic earnings per share amounts are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is antidilutive.

The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings per share.

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003	Six Months Ended December 31, 2004	Six Months Ended December 31, 2003
Weighted average number of basic shares outstanding	27,267,604	25,548,674	26,425,341	25,543,098
Effect of dilutive securities:
Warrants	345,262	120,505	241,942	62,111
Options	900,674	291,902	601,464	192,191

Weighted average number of fully diluted shares outstanding	28,513,540	25,961,081	27,268,747	25,797,400

Note F. INCOME TAXES

A reconciliation of the income tax provision computed by applying the statutory Federal income tax rate of 34% to income before income taxes to the income tax provision as reported in the condensed consolidated statements of income is as follows:

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003	Six Months Ended December 31, 2004	Six Months Ended December 31, 2003
Provision for income taxes at statutory Federal rate	$227,000	$126,000	$617,000	$404,000
State income taxes, net of federal benefit	33,000	19,000	92,000	59,000

Provision for income taxes	$260,000	$145,000	$709,000	$463,000

As of June 30, 2004, the Company had net operating loss carryforwards of approximately $14,000,000 available to reduce future Federal taxable income, which expire in 2006 through 2011.

Note G. NOTE RECEIVABLE

On August 24, 2004, the Company entered into a joint development program (the “Agreement”) with Biomer Technology Limited (“Biomer”), a privately-owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Under the terms of the Agreement the Company made a $400,000 initial investment in Biomer in the form of a 2% unsecured convertible promissory note (the “Note”). Interest on the Note is payable upon conversion, as defined, or upon repayment of the Note. Under the terms of the Note, the Note plus accrued interest will be converted to ordinary shares of Biomer stock upon the occurrence of the earlier of the successful completion of the joint development program, a financing of Biomer, the sale of Biomer, or December 31, 2005. Under limited circumstances the Note plus accrued interest must be repaid in cash. The Agreement requires the Company to make an additional investment of $350,000 in Biomer in the event a financing of Biomer occurs after the Note has been converted and successful completion of the joint development program has been accomplished. Additionally, as part of the joint development program and in consideration for service provided by Biomer in the joint development program, the Company agreed to pay Biomer $200,000 in four equal quarterly installments of $50,000 beginning August 24, 2004. Such amount is being amortized over the one year term of the joint development program.

Note H. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill include the preliminary allocation of the purchase price relating to the acquisition of substantially all of the assets and selected liabilities of Putnam Plastics Corporation (“Putnam”) on November 9, 2004. The Company is in the process of obtaining a third party valuation of the intangible assets, thus the allocation of the purchase price relating to this acquisition is subject to refinement.

AMORTIZED INTANGIBLE ASSETS

The following table sets forth the intangible assets that are subject to amortization, including the accumulated amortization:

		June 30, 2004
	Cost	Accumulated Amortization	Net Carrying Value
Acquired patent	$2,000,000	$1,067,000	$933,000

		December 31, 2004
	Cost	Accumulated Amortization	Net Carrying Value
Acquired patent	$2,000,000	$1,133,000	$867,000

Intangible assets - Putnam	5,000,000	83,000	4,917,000

Total	$7,000,000	$1,216,000	$5,784,000

Intangible assets that are subject to amortization are amortized on a straight-line basis over their expected useful lives. The acquired patent existing prior to the Putnam acquisition is amortized using the straight-line method over its estimated useful life of 15 years.

Until the final appraisal is completed, management’s estimate of the useful life of intangible assets subject to amortization acquired with the Putnam acquisition is 10 years.

Amortization expense related to intangible assets subject to amortization was $149,000 for the six months ended December 31, 2004 and is expected to be $465,000 for the year ended June 30, 2005. Estimated annual amortization expense for the next 5 years is expected to be as follows:

YEAR ENDING JUNE 30,

2006	$632,000
2007	632,000
2008	632,000
2009	632,000
2010	632,000
Thereafter	2,308,000

$5,468,000

INDEFINITE LIFE INTANGIBLE ASSETS

	December 31, 2004	June 30, 2004
Tradename	$1,000,000	$—

Total	$1,000,000	$—

Intangible assets consist primarily of management’s preliminary best estimate of the fair value of any patents, trademarks, tradename, developed technology, customer relationships or other intangible assets that may be identified as a result of the appraisal process regarding the Putnam acquisition.

GOODWILL

The changes in the carrying amount of goodwill for the six months ended December 31, 2004, are as follows:

Balance as of June 30, 2004	$1,038,000
Goodwill acquired during period	14,335,000

Balance as of December 31, 2004	$15,373,000

Note I. ACQUISITION

On November 9, 2004, the Company completed its acquisition of substantially all of the assets and selected liabilities of Putnam Plastics Corporation (“Putnam”). The Company paid a purchase price, including acquisition costs, subject to certain post closing adjustments, consisting of $18.2 million in cash, 2,857,143 shares of Memry common stock (with a fair value of $4.6 million) and $2.5 million in deferred payments. The shares are subject to various restrictions, including a black out period which prohibits the sale of the shares for a period of eighteen months after November 9, 2004. Additionally, after the expiration of the black out period, subject to certain exceptions, the sale of shares in the public market is limited to 250,000 per calendar quarter.

In connection with the acquisition of Putnam, on November 9, 2004 the Company entered into a Credit and Security Agreement with Webster Business Credit Corporation (the “Webster Agreement”), replacing the Company’s previous credit facility with Webster Bank entered into on January 30, 2004. The Webster Agreement includes a term loan facility consisting of a five year term loan of $1.9 million (the “Five Year Term”) and a three year term loan of $2.5 million (the “Three Year Term”), collectively (the “Term Loan Facility”). Both term loans are repayable in equal monthly installments with the additional requirement that, under the Three Year Term, a prepayment of 50% of excess cash flow, as defined, be made annually within 90 days of the Company’s fiscal year end. Interest under the Five Year Term is based upon, at the Company’s option, LIBOR plus 2.75% or the alternate base rate, as defined, plus 0.25%. Interest under the Three Year Term is based upon, at the Company’s option, LIBOR plus 3.75% or the alternate base rate, as defined, plus 1.25%. Borrowings under the Term Loan Facility were used to repay approximately $1.4 million in borrowings under the Company’s previous credit facility and to partially fund the acquisition of Putnam. At December 31, 2004, notes payable of $4,299,000 were outstanding under the Term Loan Facility.

The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. Additionally, the Webster Agreement includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2005. Any outstanding amount under the equipment line as of November 9, 2005 will convert to a term loan payable monthly based on a seven year amortization schedule, but with a balloon payment of the then unpaid balance due November 9, 2009. As of December 31, 2004, no amounts were outstanding under the revolving line of credit or the equipment line of credit. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

The Webster Agreement contains various restrictive covenants, including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with the Company’s fixed charge coverage ratio and leverage ratio, as defined. Additionally, the Company is required to maintain cash as collateral security until the Three Year Term loan is paid in full. For the first year of the Webster Agreement, the collateral security should not be less than $1,500,000. This amount has been classified as cash collateral deposits on the accompanying consolidated balance sheet. After the first of the year of the Webster Agreement, a collateral security must be held in an amount equal to 125% of the outstanding principal of the Three Year Term loan.

Additional financing for the acquisition of Putnam was obtained on November 9, 2004 from Brookside Pecks Capital Partners, L.P. and Ironbridge Mezzanine Fund, L.P. in the form of a $7.0 million subordinated loan due November 9, 2010 (the “Subordinated Loan”). The interest rate on the Subordinated Loan is 17.5%, of which 12% is payable quarterly with the remaining 5.5% payable in additional promissory notes having identical terms as to the Subordinated Loan. The interest rate is subject to reduction in the event certain pretax income thresholds are met and subject to increase in the event of default. At December 31, 2004, $7,057,000 was outstanding under the Subordinated Loan.

The Subordinated Loan contains various restrictive covenants including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with the Company’s fixed charge coverage ratio and leverage ratio, as defined.

The remaining cash financing for the Putnam acquisition was provided for with the Company’s cash on hand and $2.5 million in deferred payments. The deferred payments are non-interest bearing and are required to be paid to the seller in three equal annual installments beginning November 9, 2005. The present value of the deferred payments as of November 9, 2004 was $2.2 million.

The total purchase price of the Putnam acquisition has been allocated to the assets and liabilities based on management’s estimate of their respective fair values. The Company is in the process of obtaining a third party asset valuation and finalizing the purchase price allocation, thus the allocation is subject to refinement. The Company has allocated the preliminary purchase price as follows:

Amount
Goodwill	$14,335,000
Developed technology, customer relationships and other intangible assets	6,000,000
Tangible assets acquired, net of liabilities assumed	4,684,000

Purchase price	$25,019,000

The consolidated financial statements of the Company for the three and six months ended December 31,2004 include the financial results of Putnam beginning November 9, 2004. The following table contains pro forma consolidated results assuming the acquisition was made at the beginning of fiscal 2004:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Revenues	$12,565,000	$10,508,000	$24,365,000	$21,071,000
Net income	$506,000	$219,000	$1,308,000	$708,000
Earnings per share:
Basic	$.02	$.01	$.05	$.02
Diluted	$.02	$.01	$.04	$.02

The pro forma consolidated results neither purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

In November 2004, the Company signed a lease for Putnam’s manufacturing facility. The lessor is Mr. James Dandeneau, the sole shareholder of Putnam, and currently a director and executive officer of the Company. The term of the lease is November 10, 2004 to November 9, 2009 with renewal options to extend the term for thirty months. The monthly rent is $18,000.

Note J. COMMON STOCK

At the annual meeting of stockholders held on December 8, 2004, the Company’s stockholders approved amendments to the Amended and Restated 1997 Long-Term Incentive Plan to increase the number of shares subject to awards granted under the Plan from 4,000,000 to 6,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On November 9, 2004 the Company completed its acquisition of substantially all of the assets and selected liabilities of Putnam Plastics Corporation (“Putnam”). The Company paid a total purchase price, including acquisition costs, subject to certain post closing adjustments, consisting of $18.2 million in cash, 2,857,143 shares of Memry common stock (with a fair value of $4.6 million) and $2.5 million in deferred payments. The shares are subject to various restrictions, including a black out period which prohibits the sale of the shares for a period of eighteen months after November 9, 2004. Additionally, after the expiration of the black out period, subject to certain exceptions, the sale of shares in the public market is limited to 250,000 per calendar quarter. The cash portion of the purchase price was financed through a senior credit facility, the issuance of subordinated debt and cash on hand. Refer to the discussion of liquidity and capital resources within this management’s discussion and analysis for further details regarding the financing of the Putnam acquisition.

Putnam is one of the nation’s leading, specialty polymer-extrusion companies serving the medical device industry. Its primary products are complex, multi-lumen, multi-layer extrusions used for guide wires, catheter shafts, delivery systems and various other interventional medical procedures.

Looking forward, management of the Company believes the acquisition of Putnam will reinforce the Company’s market position as a strategic supplier of enabling technologies, products and services to the medical-device industry. The Company and Putnam supply critical products for many of the same device companies and, occasionally, for the same applications within those companies. It is expected that the combination of the two companies will lead to greater leverage in penetrating the current market and customer base. In addition, together, the Company and Putnam expect to be able to create new applications and customers that could not be developed by either company alone.

ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

For our accounting policies that, among others, are critical to the understanding of our results of operations due to the assumptions we make in their application, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results

of Operations, in our Annual Report on Form 10-K for the year ended June 30, 2004. Senior management has discussed the development and selection of these accounting policies, and estimates, and the related disclosures with the Audit Committee of the Board of Directors. See Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2004 for our significant accounting policies. In the first six months of the year ending June 30, 2005 (“fiscal 2005”), there have been no material changes to our significant accounting policies.

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to accounts receivable, inventories, goodwill and intangible assets and income taxes, are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Goodwill and Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired business. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value. Goodwill was $15,373,000 and $1,038,000 at December 31, 2004 and June 30, 2004, respectively, an increase of $14,335,000 attributable to the Putnam acquisition.

Intangible assets consist primarily of management’s best estimate of any patents, trademarks, tradename, developed technology, customer relationships or other intangible assets that may be identified as a result of the appraisal process regarding the Putnam acquisition. For further details of the acquisition, refer to the discussion of recent developments within this management’s discussion and analysis. In addition, the acquired patent existing prior to the Putnam acquisition is being amortized using the straight-line method over its estimated useful life of 15 years. We review intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value is not recoverable. Intangible assets, net of accumulated amortization, were $6,784,000 and $933,000 as of December 31, 2004 and June 30, 2004, respectively. Substantially all of the increase is attributable to the Putnam acquisition.

Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $5,532,000 and $6,150,000 at December 31, 2004 and June 30, 2004, respectively.

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and results of operations. Certain statements under this caption may constitute “forward-looking statements”. See Part II — “Other Information”.

(a) RESULTS OF OPERATIONS

The following table compares net sales by product line for the three and six month periods of fiscal 2004 and 2005.

	Three months ended December 31,		Increase		Six months ended December 31,		Increase
	2004	2003	$	%	2004	2003	$	%
Revenues
Product line:
Shape memory alloys and other metals	$8,300,000	$8,104,000	$196,000	2.4%	$17,412,000	$16,262,000	$1,149,000	7.1%
Polymers	1,577,000	—	1,577,000	100.0%	1,577,000	—	1,577,000	100.0%

Total	$9,877,000	$8,104,000	$1,773,000	21.9%	$18,989,000	$16,263,000	$2,726,000	16.8%

Percent of total sales
Product line:
Shape memory alloys and other metals	84%	100%			92%	100%
Polymers	16%	—			8%	—

Total	100%	100%			100%	100%

The following table sets forth the Company’s unaudited condensed consolidated statements of income for the three months ended December 31, 2004 and 2003

	Three Months Ended December 31,
	2004		2003
	$	%	$	%
Revenues	$9,877,000	100.0%	$8,104,000	100.0%

Cost of Revenues	6,051,000	61.3	5,172,000	63.8

Gross Profit	3,826,000	38.7	2,932,000	36.2

Operating Expenses
Research and development	513,000	5.2	675,000	8.3
General, selling and administration	2,383,000	24.1	1,880,000	23.2

	2,896,000	29.3	2,555,000	31.5

Operating Income	930,000	9.4	377,000	4.7

Interest
Expense	(303,000)	(3.1)	(26,000)	(0.3)
Income	39,000	0.4	22,000	0.2

	(264,000)	(2.7)	(4,000)	(0.1)

Income before income taxes	666,000	6.7	373,000	4.6

Provision for income taxes	260,000	2.6	145,000	1.8

Net income	$406,000	4.1%	$228,000	2.8%

Three Months Ended December 31, 2004, compared to Three Months Ended December 31, 2003.

Introduction

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

On November 9, 2004, the Company completed its purchase of substantially all of the assets and selected liabilities of Putnam. Putnam utilizes polymer extrusion technology to produce polymer-based products sold primarily to the medical device industry. The largest current application for Putnam’s technology is for catheters. Putnam also utilizes its extrusion capabilities for guide wires, delivery systems, and various other interventional medical devices. As in the nitinol portion of the Company, Putnam is focusing on growing the value-added segment of its business by performing additional processing on its semi-finished polymer tube. The large majority of Putnam’s products are sold directly to the medical device industry through the Memry direct sales organization. The results of operations of Putnam have been included in the consolidated results of operations from the date of acquisition.

Revenues. Revenues increased 22% to $9,877,000 in the second quarter of fiscal 2005 from $8,104,000 during the same period in fiscal 2004, an increase of $1,773,000. The increase in revenues was due principally to the inclusion of revenues generated by Putnam. Putnam’s revenue for the period ended December 31, 2004 was $1,577,000.

Shipments of nitinol wire-based stent components in the second quarter of fiscal 2005 were essentially flat compared to the second quarter of fiscal 2004. Shipments of nitinol tube-based stent components increased approximately $100,000 in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. Looking forward, the Company anticipates that overall nitinol stent component activity in the second half of fiscal 2005 will be improved over the second half of fiscal 2004 due to improved prospects for several stent component programs.

Also contributing to the increase in revenue during the quarter were higher shipments of microcoil and guidewire products which increased approximately $100,000, arch wire products which increased approximately $350,000 and tinel lock, which increased approximately $100,000. Shipments of components utilized in general surgical applications increased approximately $375,000 in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. Additionally, revenue from prototype development and research and development activities increased approximately $300,000. Offsetting these increases was an approximately $1,000,000 decline in revenue from super elastic tube resulting primarily from what the Company believes are inventory adjustments at a major tube customer and an approximately $150,000 decline in shipments of high pressure sealing plugs.

Costs and Expenses. Manufacturing costs increased $879,000 or 17% to $6,051,000 in the second quarter of fiscal 2005 from $5,172,000 in the second quarter of fiscal 2004. The increase was due primarily to the inclusion of Putnam. The nitinol-based manufacturing operations of the Company operated at a gross margin during the second quarter of fiscal 2005 consistent with the level achieved during the second quarter of fiscal 2004. Putnam’s extrusion polymer business operated at a higher gross margin during the quarter than the nitinol-based manufacturing operations, which had the effect of improving the overall Company margin in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004.

As a result of the decrease in manufacturing costs as a percentage of sales, the Company’s gross profit margin increased to 39% in the second quarter of fiscal 2005 compared to 36% in the second quarter of fiscal 2004. The Company’s ability to maintain or grow its gross profit margin is dependent on several factors. One is the success of the company in securing sufficient business to absorb plant overhead, particularly high margin nitinol tube business. The Company is also in the process of reviewing the manufacturing operations at Putnam, including whether additional investment in staff, equipment, and systems may be required to grow Putnam’s revenue over the next several years. To the extent such expenditures are required, it may have the effect of reducing profitability, particularly in the short-term at Putnam.

Operating expenses, including general, selling and administration expenses and research and development costs increased $341,000, or 13%, to $2,896,000 in the second quarter of fiscal 2005, compared to $2,555,000 in the second quarter of fiscal 2004. The dollar increase reflects primarily the addition of administrative and sales and marketing personnel and programs associated with the acquisition of Putnam. The total decline of operating expenses as a percentage of revenue from 31.5% in the second quarter of fiscal to 2004 to 29.3% in the second quarter of fiscal 2005 is primarily a result of two factors. First, there was a shift in the focus of staff engineers at Memry’s nitinol operations from new process development and prototype support, which is an operating expense, to manufacturing support, which is a manufacturing cost. Second, the acquisition of Putnam allows the Company to leverage the efforts of its sales and marketing and administrative organizations by broadening the line of products sold through our sales channels and utilizing existing human resource, accounting, and executive staff in supporting Putnam’s needs.

Net interest expense was $264,000 in the second quarter of fiscal 2005 compared to a net expense of $4,000 in the second quarter of fiscal 2004. The change from period to period was due principally to an increase in interest expense, including the amortization of deferred financing costs, associated with a higher level of borrowings utilized to finance a portion of the acquisition of Putnam.

Income Taxes. The Company recorded a provision for income taxes of $260,000 for the second quarter of fiscal 2005, compared to a provision of $145,000 for the second quarter of fiscal 2004. The increase in provision is the result of an increase in the Company’s pretax income. The effective tax rate was 39% in both periods.

Net Income. As a result of the factors discussed above, the Company’s net income increased by $178,000, to $406,000 in the second quarter of fiscal 2005 compared to net income of $228,000 for the same period in fiscal 2004.

The following table sets forth the Company’s unaudited condensed consolidated statements of income for the six months ended December 31, 2004 and 2003.

	Six Months Ended December 31,
	2004		2003
	$	%	$	%
Revenues	$18,989,000	100.0%	$16,263,000	100.0%

Cost of Revenues	11,663,000	61.4	9,872,000	60.7

Gross Profit	7,326,000	38.6	6,391,000	39.3

Operating Expenses
Research and development	993,000	5.2	1,488,000	9.1
General, selling and administration	4,276,000	22.6	3,702,000	22.8

	5,269,000	27.8	5,190,000	31.9

Operating Income	2,057,000	10.8	1,201,000	7.4

Interest
Expense	(317,000)	(1.6)	(55,000)	(0.3)
Income	79,000	0.4	42,000	0.2

	(238,000)	(1.2)	(13,000)	(0.1)

Income before income taxes	1,819,000	9.6	1,188,000	7.3

Provision for income taxes	709,000	3.8	463,000	2.8

Net income	$1,110,000	5.8%	$725,000	4.5%

Six Months Ended December 31, 2004, compared to Six Months Ended December 31, 2003.

Revenues. Revenues increased 17% to $18,989,000 in the first six months of fiscal 2005 from $16,263,000 during the same period in fiscal 2004, an increase of $2,726,000. A significant portion of the increase is due to the inclusion of revenues generated by Putnam. Putnam’s revenue for the period ended December 31, 2004 was $1,577,000.

        Another major contributor to the increase in revenue was shipments of nitinol tube-based stent components which increased approximately $725,000 during the first six months of fiscal 2005 compared to the first six months of fiscal 2004. Shipments of nitinol wire-based stent components were essentially flat over the same period. Looking forward, the Company anticipates that overall nitinol stent component activity in the second half of fiscal 2005 will be improved over the second half of fiscal 2004 due to improved prospects for several stent component programs.

Also contributing to the increase in revenue during the first six months of fiscal 2005 were higher shipments of microcoil and guidewire products which increased approximately $200,000, arch wire products which increased approximately $500,000 and tinel lock, which increased approximately $200,000. Shipments of components utilized in general surgical applications increased approximately $500,000 in the first half of fiscal 2005 compared to the first half of fiscal 2004. Additionally, revenue from prototype development, and research and development activities increased approximately $400,000. Offsetting these increases was an approximately $1,200,000 decline in revenue from super elastic tube resulting primarily from what the Company believes are inventory adjustments at a major tube customer as well as price reductions due to competitive pressures. Shipments of high pressure sealing plugs decreased approximately $175,000 in the first six months of fiscal 2005 compared to the first six months of fiscal 2004.

Costs and Expenses. Manufacturing costs increased $1,791,000 or 18% to $11,663,000 in the first six months of fiscal 2005 from $9,872,000 in the first six months of fiscal 2004. The increase was primarily the result of two factors. First, there was a shift in focus of staff engineers at Memry’s nitinol operations from new process development and prototype support, which is an operating expense, to manufacturing support, which is a manufacturing expense. In addition, the acquisition of Putnam increased the manufacturing costs of the Company.

As a result of these factors, the Company’s gross profit from sales declined slightly from 39.3% in the first six months of fiscal 2004 to 38.6% in the first six months of fiscal 2005. The Company’s ability to maintain or grow its gross profit margin is dependent on several factors. One is the success of the Company in securing sufficient business to absorb plant overhead, particularly high margin nitinol tube business. The Company is also in the process of reviewing the manufacturing operations at Putnam, including whether additional investment in staff, equipment, and systems may be required to grow Putnam’s revenue over the next several years. To the extent such expenditures are required, it may have the effect of reducing profitability, particularly in the short- term, at Putnam.

Operating expenses, including general, selling and administration expenses and research and development costs increased $79,000 or 2%, to $5,269,000 for the first six months of fiscal 2005, compared to $5,190,000 for the first six months of fiscal 2004. The dollar increase reflects the addition of administrative and sales and marketing personnel and programs associated with the acquisition of Putnam. Without including the operating expenses associated with Putnam, there was a decrease in operating expenses due to the shift in focus of staff engineers at the Company’s nitinol operations from new process development and prototype support, which is an operating expense, to manufacturing support, which is a manufacturing expense.

Net interest expense was $238,000 in the first six months of fiscal 2005 compared to a net expense of $13,000 in the first six months of fiscal 2004. The change from period to period was due principally to an increase in interest expense, including the amortization of deferred financing costs, associated with a higher level of borrowing utilized to finance a portion of the acquisition of Putnam

Income Taxes. The Company recorded a provision for income taxes of $709,000 for the first six months of fiscal 2005, compared to a provision of $463,000 for the first six months of fiscal 2004. The increase in provision is the result of an increase in the Company’s pretax income. The effective tax rate was 39% in both periods.

Net Income. As a result of the factors discussed above, the Company’s net income increased by $385,000, to $1,110,000 for the first six months of fiscal 2005 compared to net income of $725,000 for the same period in fiscal 2004.

(b) LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company’s cash and cash equivalents balance was $3,294,000, a decrease of $9,110,000 from $12,404,000 at the start of fiscal 2005. Net cash provided by operations was $2,310,000 for the six months ended December 31, 2004, an increase of $197,000 from $2,113,000 provide during the same six-month period ended December 31, 2003. This increase was due principally to cash generated by income of $834,000 partially offset by increases in accounts receivable and inventories.

Net cash used in investing activities increased $20,396,000 to $20,719,000 for the six months ended December 31, 2004 compared to $323,000 during the same six-month period ended December 31, 2003. This increase was due to cash used for the acquisition of Putnam of $18,221,000, cash collateral deposits of $1,500,000, capital expenditures of $608,000, and an investment made in Biomer Technology Ltd. of $400,000 in the form of a 2% unsecured convertible promissory note.

During the six months ended December 31, 2004, net cash provided from financing activities was $9,299,000, reflecting the senior financing from Webster Business Credit Corporation and subordinated loans from Brookside Pecks Capital Partners, L.P. and Ironbridge Mezzanine Fund, L.P reduced by the pay-down of the Company’s note payable and capital lease obligation. Working capital at December 31, 2004, was $8,849,000, a decrease of $8,054,000 from $16,903,000 at June 30, 2004. The decrease in working capital is a result of cash on hand used for the acquisition of Putnam and cash collateral deposits required under the Webster Agreement discussed later in this section.

In fiscal 2004 the primary capital requirement was to fund additions to property, plant and equipment. In the six months ended December 31, 2004, the primary capital requirement was to fund the acquisition of Putnam, additions to property, plant, and equipment, and the Company’s investment in Biomer Technology Ltd.

On January 30, 2004, the Company and Webster Bank entered into a Second Amended and Restated Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement which was scheduled to expire on January 30, 2009 (the “Webster Facility”). The Webster Facility included a revolving line of credit for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 30% of eligible inventories. In connection with the Webster Facility, several existing term loans and equipment line advances totaling $1,546,000, plus additional proceeds of $28,000, totaling $1,574,000 were refinanced into a single term loan, payable in equal monthly installments over a five year period ending January 30, 2009. The Webster Facility included an equipment line of credit that provided for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through January 30, 2009. The Webster Facility also provided for an acquisition line of credit of up to $2,000,000 providing certain terms and conditions are met. Interest on the term note payable, revolving line of credit, equipment line of credit, and acquisition line of credit was variable based on LIBOR plus a spread adjusted quarterly based upon the Company’s fixed charge coverage ratio, as defined. The Webster Facility was collateralized by substantially all of the Company’s assets. As of November 9, 2004, the Webster Facility was replaced by the Webster Agreement discussed in the subsequent paragraph.

In connection with the acquisition of Putnam, on November 9, 2004 the Company entered into a Credit and Security Agreement with Webster Business Credit Corporation (the “Webster Agreement”), replacing the Webster Facility. The Webster Agreement includes a term loan facility consisting of a five year term loan of $1.9 million (the “Five Year Term”) and a three year term loan of $2.5 million (the “Three Year Term”), collectively (the “Term Loan Facility”). Both term loans are repayable in equal monthly installments with the additional requirement that, under the Three Year Term, a prepayment of 50% of excess cash flow, as defined, be made annually within 90 days of the Company’s fiscal year end. Interest under the Five Year Term is based upon, at the Company’s option, LIBOR plus 2.75% or the alternate base rate, as defined, plus 0.25%. Interest under the Three Year Term is based upon, at the Company’s option, LIBOR plus 3.75% or the alternate base rate, as defined, plus 1.25%. Borrowings under the Term Loan Facility were used to repay approximately $1.4 million in borrowings under the Company’s previous credit facility and to partially fund the acquisition of Putnam.

The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. Additionally, the Webster Agreement includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2005. Any outstanding amount under the equipment line as of November 9, 2005 will convert to a term loan payable monthly based on a seven year amortization schedule, but with a balloon payment of the then unpaid balance due November 9, 2009. As of December 31, 2004, no amounts were outstanding under the revolving line of credit or the equipment line of credit. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

The Webster Agreement contains various restrictive covenants, including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with the Company’s fixed charge coverage ratio and leverage ratio, as defined. Additionally, the Company is required to maintain cash as collateral security until the Three Year Term loan is paid in full. For the first year of the Webster Agreement, the collateral security should not be less than $1,500,000. This amount has been classified as cash collateral deposits on the consolidated balance sheet. After the first year of the Webster Agreement, a collateral security must be held in an amount equal to 125% of the outstanding principal of the Three Year Term loan.

At December 31, 2004, notes payable of $4,299,000 were outstanding under the Webster Agreement. No amount was outstanding under the revolving line of credit.

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

At December 31, 2004, a note payable of $7,057,000 was outstanding under the Subordinated Loan.

The remaining cash financing for the Putnam acquisition was provided for with the Company’s cash on hand and $2.5 million in deferred payments. The deferred payments are non-interest bearing and are required to be paid to the seller in three equal annual installments beginning November 9, 2005. At December 31, 2004, an obligation of $2,239,000 was outstanding for the non-interest bearing deferred payments.

On August 24, 2004, the Company entered into a joint development program (the “Agreement”) with Biomer Technology Limited (“Biomer”), a privately-owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Under the terms of the Agreement the Company made a $400,000 initial investment in Biomer in the form of a 2% unsecured convertible promissory note (the “Note”). Interest on the Note is payable upon conversion, or upon repayment of the Note. Under the terms of the Note, the Note plus accrued interest will be converted to ordinary shares of Biomer stock upon the occurrence of the earlier of, as defined, the successful completion of the joint development program, a financing of Biomer, the sale of Biomer, or December 31, 2005. Under limited circumstances the Note plus accrued interest must be repaid in cash. The Agreement requires the Company to make an additional investment of $350,000 in Biomer in the event, as defined, a financing of Biomer occurs after the Note has been converted and successful completion of the joint development program has been accomplished. Additionally, as part of the joint development program and in consideration for services provided by Biomer in the joint development program, the Company agreed to pay Biomer $200,000 in four equal quarterly installments of $50,000 beginning August 24, 2004. As of December 31, 2004, two installments have been paid totaling $100,000.

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

In November 2004, the Company signed a lease for its manufacturing facility located in Menlo Park, CA. The term of the lease is December 1, 2004 to June 30, 2008 and the monthly rent is approximately $18,000. A section of the building is being subleased for six months, with three consecutive renewal options of twelve months each.

Also in November 2004, the Company signed a lease for Putnam’s manufacturing facility located in Dayville, CT. The lessor is Mr. James Dandeneau, the sole shareholder of Putnam, and currently a director and executive officer of the Company. The term of the lease is November 10, 2004 to November 9, 2009 with renewal options to extend the term for thirty months. The monthly rent is $18,000.

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

Other Factors That May Affect Future Results

•	trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives, in the U.S. and other countries in which we do business, that are placing increased emphasis on the delivery of more cost-effective medical therapies

•	the trend of consolidation in the medical device industry as well as among customers of medical device manufacturers, resulting in more significant, complex and long-term contracts than in the past and potentially greater pricing pressures

•	efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales

•	changes in governmental laws, regulations and accounting standards and the enforcement thereof that may be adverse to us

•	other legal factors including environmental concerns

•	agency or government actions or investigations affecting the industry in general or us in particular

•	changes in business strategy or development plans

•	business acquisitions, dispositions, discontinuations or restructurings

•	the integration of Putnam

•	availability, terms and deployment of capital

•	economic factors over which we have no control, including changes in inflation and interest rates

•	the developing nature of the market for our products and technological change

•	intensifying competition in the SMA field

•	success of operating initiatives

•	operating costs

•	advertising and promotional efforts

•	the existence or absence of adverse publicity

•	our potential inability to obtain and maintain patent protection for our alloys, polymers, processes and applications thereof, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties

•	the possibility that adequate insurance coverage and reimbursement levels for our products will not be available

•	our dependence on outside suppliers and manufacturers

•	our exposure to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical products

•	the ability to retain management

•	business abilities and judgment of personnel

•	availability of qualified personnel

•	labor and employee benefit costs

•	natural disaster or other disruption affecting Information Technology and telecommunication infrastructures

•	acts of war and terrorist activities

•	final independent valuation of acquisition assets

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 8, 2004, a warrantholder exercised warrants for 50,000 shares of the Company’s common stock at an exercise price of $2 per share. Such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 8, 2004, the Company held its annual meeting of stockholders. At such meeting the Company’s eight nominees for director, James G. Binch, W. Andrew Krusen, Jr., Kempton J. Coady, III, Dr. Edwin Snape, François Marchal, Michel de Beaumont, Robert P. Belcher and Carmen L. Diersen were elected to the Company’s Board of Directors by the vote specified below:

	No. of Votes		Abstentions	Broker Non-Votes
	For	Against/Withheld
Nominee
James G. Binch	20,798,488	527,707	0	0
W. Andrew Krusen, Jr.	20,908,878	417,317	0	0
Kempton J. Coady, III	21,252,801	73,394	0	0
Dr. Edwin Snape	21,253,774	72,421	0	0
François Marchal	21,254,874	71,321	0	0
Michel de Beaumont	21,253,201	72,994	0	0
Robert P. Belcher	21,250,374	75,821	0	0
Carmen L. Diersen	21,252,174	84,021	0	0

Also at such annual meeting, the Company’s stockholders approved amendments to the Company’s Amended and Restated 1997 Long-Term Incentive Plan to increase the number of shares subject to awards granted under the Plan from 4,000,000 to 6,000,000, and to change the fair market value determination date for directors’ awards. The vote on such amendment was 9,653,435 shares in favor, 1,674,067 shares against, 66,229 shares abstaining.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits
2.1	Asset Purchase Agreement dated November 9, 2004, among the Company, Putnam Plastics Corporation and Mr. James Dandeneau (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 12, 2004, Commission File No. 001-15971).

10.1	Supply Agreement, dated as of November 9, 2004, by and between MPAV Acquisition LLC and Foster Corporation.

10.2	Employment Agreement, dated as of November 9, 2004, between James Dandeneau and Putnam Plastics Company LLC.

10.3	Commercial Lease Agreement dated as of November 9, 2004 between James V. Dandeneau, as lessor, and MPAV Acquisition LLC, as lessee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 12, 2004, Commission File No. 001-15971).

10.4	Credit and Security Agreement dated as of November 9, 2004 between the Company as borrower and Webster Business Credit Corporation as lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 12, 2004, Commission File No. 001-15971).

10.5	Term Loan A Note dated November 9, 2004 made by the Company to the order of Webster Business Credit Corporation
(incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 12, 2004,
Commission File No. 001-15971).

10.6	Term Loan B Note dated November 9, 2004 made by the Company to the order of Webster Business Credit Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 12, 2004, Commission File No. 001-15971).

10.7	Revolving Credit Note dated November 9, 2004 made by the Company to the order of Webster Business Credit Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on November 12, 2004, Commission File No. 001-15971).

10.8	Capital Expenditure Note dated November 9, 2004 made by the Company to the order of Webster Business Credit Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on November 12, 2004, Commission File No. 001-15971).

10.9	Guaranty Agreement dated of as November 9, 2004 made by MPAV Acquisition LLC in favor of Webster Business Credit Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on November 12, 2004, Commission File No. 001-15971).

10.10	Subordinated Loan Agreement dated as of November 9, 2004 among the Company and MPAV Acquisition LLC, as borrowers, and Ironbridge Mezzanine Fund, L.P. and Brookside Pecks Capital Partners, L.P., as lenders (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on November 12, 2004, Commission File No. 001-15971).

10.11	Subordinated Promissory Note dated November 9, 2004 made by the Company and MPAV Acquisition LLC, jointly and severally, to the order of Brookside Pecks Capital Partners, L.P. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on November 12, 2004, Commission File No. 001-15971).

10.12	Subordinated Promissory Note dated November 9, 2004 made by the Company and MPAV Acquisition LLC, jointly and severally, to the order of Ironbridge Mezzanine Fund, L.P. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on November 12, 2004, Commission File No. 001-15971).

10.13	Standard Industrial/Commercial Single-Tenant Lease — Net dated as of December 1, 2004 between Albert M. Gounod and the Company(incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on November 12, 2004, Commission File No. 001-15971).

10.14	Memry Corporation’s Amended and Restated 1997 Long-Term Incentive Plan, as amended as of December 8, 2004 (incorporated by reference to Exhibit A to the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 28, 2004, Commission File No. 001-15971).

10.15	Summary of Additional Compensation for Non-Management Chairs of the Board of Directors and Board Committees of Memry Corporation, as approved on December 8, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 14, 2004, Commission File No. 001-15971).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMRY CORPORATION
Date: February 14, 2005
	By:	/S/ JAMES G. BINCH
James G. Binch
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2005
	By:	/S/ ROBERT P. BELCHER
Robert P. Belcher
Senior Vice President—Finance and Administration
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)