Form 10-Q
period 2005-03-31
MEMRY CORP
filed 2005-05-16
CIK 720896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 5, 2005, 28,579,091 shares of the registrant’s common stock, par value $.01 per share, were issued and outstanding.

MEMRY CORPORATION

FORM 10-Q

For the quarter ended March 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Memry Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2005	June 30, 2004
ASSETS
Current Assets
Cash and cash equivalents	$4,102,000	$12,404,000
Accounts receivable, less allowance for doubtful accounts	6,604,000	4,132,000
Inventories	4,169,000	2,956,000
Deferred tax asset	975,000	975,000
Prepaid expenses and other current assets	230,000	41,000

Total current assets	16,080,000	20,508,000

Property, Plant, and Equipment	18,916,000	14,672,000
Less accumulated depreciation	(10,957,000)	(9,582,000)

	7,959,000	5,090,000

Other Assets
Intangible assets, less accumulated amortization	8,010,000	933,000
Goodwill	13,847,000	1,038,000
Cash collateral deposits	1,500,000	—
Deferred financing costs, less accumulated amortization	604,000	51,000
Note receivable	400,000	—
Deferred tax asset	4,147,000	5,175,000
Other assets	144,000	193,000

Total other assets	28,652,000	7,390,000

TOTAL ASSETS	$52,691,000	$32,988,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,374,000	$3,213,000
Notes payable	2,052,000	320,000
Capital lease obligations	3,000	29,000
Income tax payable	10,000	43,000

Total current liabilities	6,439,000	3,605,000

Notes Payable, less current maturities	11,383,000	1,159,000

Commitments and contingencies (see notes)

Stockholders’ Equity
Common stock	286,000	256,000
Additional paid-in capital	53,872,000	49,103,000
Accumulated deficit	(19,289,000)	(21,135,000)

Total stockholders’ equity	34,869,000	28,224,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,691,000	$32,988,000

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Revenues	$12,674,000	$8,571,000

Cost of revenues	7,602,000	5,160,000

Gross profit	5,072,000	3,411,000

Operating Expenses

Research and development	543,000	758,000
General, selling and administration	2,770,000	2,024,000
Amortization of intangible assets	146,000	33,000

	3,459,000	2,815,000

Operating income	1,613,000	596,000

Interest
Expense	(437,000)	(18,000)
Income	30,000	21,000

	(407,000)	3,000

Income before income taxes	1,206,000	599,000

Provision for income taxes	471,000	234,000

Net income	$735,000	$365,000

Basic Earnings Per Share	$0.03	$0.01

Diluted Earnings Per Share	$0.03	$0.01

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries

Condensed Consolidated Statements of Income

For the Nine Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Revenues	$31,662,000	$24,834,000
Cost of revenues	19,265,000	15,032,000

Gross profit	12,397,000	9,802,000

Operating Expenses
Research and development	1,536,000	2,246,000
General, selling and administration	6,938,000	5,653,000
Amortization of intangible assets	254,000	100,000

	8,728,000	7,999,000

Operating income	3,669,000	1,803,000

Interest
Expense	(753,000)	(80,000)
Income	109,000	62,000

	(644,000)	(18,000)

Income before income taxes	3,025,000	1,785,000

Provision for income taxes	1,180,000	696,000

Net income	$1,845,000	$1,089,000

Basic Earnings Per Share	$0.07	$0.04

Diluted Earnings Per Share	$0.07	$0.04

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash Flows From Operating Activities:
Net income	$1,845,000	$1,089,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	30,000	—
Depreciation and amortization	1,804,000	1,383,000
Deferred income taxes	1,028,000	607,000
Gain from sale of asset	(10,000)	—
Equity based compensation	60,000	176,000
Accreted interest on debt	206,000	—
Change in operating assets and liabilities (net of business acquisition):
Accounts receivable	(1,149,000)	(396,000)
Inventories	(444,000)	508,000
Prepaid expenses and other current assets	(33,000)	(167,000)
Other assets	12,000	33,000
Income taxes	(58,000)	39,000
Accounts payable and accrued expenses	632,000	171,000

Net cash provided by operating activities	3,923,000	3,443,000

Cash Flows From Investing Activities:
Capital expenditures	(1,130,000)	(567,000)
Note receivable	(400,000)	—
Payment for business acquisition	(18,212,000)	—
Cash collateral deposits	(1,500,000)	—
Proceeds from sale of asset	10,000	—

Net cash used in investing activities	(21,232,000)	(567,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	169,000	—
Proceeds from notes payable	11,400,000	1,574,000
Financing costs	(659,000)	(1,907,000)
Principal payments on notes payable	(1,877,000)	(55,000)
Principal payments on capital lease obligations	(26,000)	—

Net cash provided by (used in) financing activities	9,007,000	(388,000)

Net (decrease) increase in cash and cash equivalents	(8,302,000)	2,488,000

Cash and cash equivalents, beginning of period	12,404,000	7,509,000

Cash and cash equivalents, end of period	$4,102,000	$9,997,000

Supplemental Disclosures of Cash Flow Information:

Cash payments for interest	$438,000	$76,000

Cash payments for income taxes	$197,000	$50,000

Issuance of warrants in connection with investment banking services	$—	$126,000

Business Acquisition:
Fair value of assets acquired, including goodwill	$25,545,000
Cash paid	(18,212,000)
Accrued purchase price	(400,000)
Fair value of common stock issued	(4,570,000)
Present value of note issued	(2,228,000)

Liabilities assumed	$135,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending June 30, 2005 (“fiscal 2005”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 (“fiscal 2004”). In the first nine months of fiscal 2005, there have been no material changes to the Company’s significant accounting policies.

The results of operations of Putnam Plastics Corporation have been included in the condensed consolidated statements of income from the November 9, 2004 date of acquisition. See Note I.

Note B. STOCK-BASED EMPLOYEE COMPENSATION

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued to employees and directors under the Company’s stock option and warrant plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized. On January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123.” The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share, and other disclosures, as if the fair value based method of accounting had been applied. Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net income and per share amounts for recent periods in 2005 and 2004 would have been as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income, as reported	$735,000	$365,000	$1,845,000	$1,089,000
Deduct: compensation expense determined under fair value based method for all awards, net of related tax effects	75,000	50,000	225,000	175,000

Pro forma net income	$660,000	$315,000	$1,620,000	$914,000

Basic earnings per share:
As reported	$.03	$.01	$.07	$.04

Pro forma	$.02	$.01	$.06	$.04

Diluted earnings per share:
As reported	$.03	$.01	$.07	$.04

Pro forma	$.02	$.01	$.06	$.04

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) is a revision of SFAS No. 123 and supercedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services. It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) allows entities to apply a modified retrospective application to periods before the required effective date. SFAS No. 123(R) is effective for public entities that do not file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005, or in the Company’s case, July 1, 2005. The Company has not yet determined whether to use the modified retrospective application for periods prior to the effective date for SFAS No. 123(R).

Note C. INVENTORIES

Inventories consist of the following at March 31, 2005 and June 30, 2004:

	March 31, 2005	June 30, 2004
Raw materials and supplies	$1,389,000	$1,139,000
Work-in-process	1,820,000	1,217,000
Finished goods	960,000	600,000

	$4,169,000	$2,956,000

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the adoption of SFAS No. 151 will have an impact on its consolidated financial statements.

Note D. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at March 31, 2005 and June 30, 2004:

	March 31, 2005	June 30, 2004
Accounts payable	$1,298,000	$979,000
Accrued vacation	670,000	531,000
Accrued payroll	422,000	116,000
Accrued bonus	615,000	596,000
Accrued purchase price of Putnam acquisition	400,000	—
Accrued expenses – other	969,000	991,000

	$4,374,000	$3,213,000

Note E. EARNINGS PER SHARE

Basic earnings per share amounts are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is antidilutive.

The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Weighted average number of basic shares outstanding	28,556,994	25,559,047	27,135,892	25,548,414
Effect of dilutive securities:
Warrants	239,175	173,471	241,052	107,309
Options	560,513	409,279	588,089	261,282

Weighted average number of fully diluted shares outstanding	29,356,682	26,141,797	27,965,033	25,917,005

Note F. INCOME TAXES

A reconciliation of the income tax provision computed by applying the statutory Federal income tax rate of 34% to income before income taxes to the income tax provision as reported in the condensed consolidated statements of income is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Provision for income taxes at statutory Federal rate	$410,000	$204,000	$1,029,000	$607,000
State income taxes, net of federal benefit	61,000	30,000	151,000	89,000

Provision for income taxes	$471,000	$234,000	$1,180,000	$696,000

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

INTANGIBLE ASSETS

The following table sets forth intangible assets, including the accumulated amortization:

		June 30, 2004
	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,067,000	$933,000

		March 31, 2005
	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,167,000	$833,000
Customer relationships	15 years	3,400,000	94,000	3,306,000
Developed technology	15 years	2,500,000	69,000	2,431,000
Trade name	20 years	1,100,000	23,000	1,077,000
Employment agreement	4.5 years	400,000	37,000	363,000

Total		$9,400,000	$1,390,000	$8,010,000

Intangible assets are amortized on a straight-line basis over their expected useful lives. Amortization expense related to intangible assets was $323,000 for the nine months ended March 31, 2005 and is expected to be $491,000 for the year ended June 30, 2005. Of these amounts, $69,000 has been and $111,000 is expected to be charged to cost of goods sold for the nine months March 31, 2005 and year ended June 30, 2005, respectively. Estimated annual amortization expense of intangible assets for the next five years is expected to be as follows:

YEAR ENDING JUNE 30,

2006	$671,000
2007	671,000
2008	670,000
2009	656,000
2010	582,000
Thereafter	4,592,000

$7,842,000

Intangible assets consist primarily of management’s best estimates of the fair value of any patents, trademarks, trade name, developed technology, customer relationships or other intangible assets that have been identified as a result of the appraisal process regarding the Putnam acquisition.

GOODWILL

The changes in the carrying amount of goodwill for the nine months ended March 31, 2005, are as follows:

Balance as of July 1, 2004	$1,038,000
Goodwill acquired during period	12,809,000

Balance as of March 31, 2005	$13,847,000

The goodwill acquired during the nine months ended March 31, 2005 results from the Company’s estimate of Putnam’s purchase price in excess of the fair value of Putnam’s identifiable assets acquired and liabilities assumed. The primary outstanding item is a potential payment for the “Tax Gross-Up” of personal tax differences to Putnam’s sole shareholder. The Company has estimated that the tax difference will be approximately $400,000 and has included that amount in its purchase price and goodwill estimate. The Putnam Asset Purchase Agreement limits the Company’s liability to $600,000, all of which would be accounted for as additional goodwill.

Note I. ACQUISITION

On November 9, 2004, the Company completed its acquisition of substantially all of the assets and assumed selected liabilities of Putnam Plastics Corporation (“Putnam”). The Company paid a purchase price, including acquisition costs, subject to certain post closing adjustments, consisting of $18.6 million in cash (of which $400,000 is an accrued payment as of March 31, 2005), 2,857,143 shares of Memry common stock (with a fair value of $4.6 million) and $2.5 million in deferred payments. The shares are subject to various restrictions, including a black out period which prohibits the sale of the shares for a period of eighteen months after November 9, 2004. Additionally, after the expiration of the black out period, subject to certain exceptions, the sale of shares in the public market is limited to 250,000 per calendar quarter.

In connection with the acquisition of Putnam, on November 9, 2004 the Company entered into a Credit and Security Agreement with Webster Business Credit Corporation (the “Webster Agreement”), replacing the Company’s previous credit facility with Webster Bank entered into on January 30, 2004. The Webster Agreement includes a term loan facility consisting of a five year term loan of $1.9 million (the “Five Year Term”) and a three year term loan of $2.5 million (the “Three Year Term”), collectively (the “Term Loan Facility”). Both term loans are repayable in equal monthly installments with the additional requirement that, under the Three Year Term, a prepayment of 50% of excess cash flow, as defined, be made annually within 90 days of the Company’s fiscal year end. Interest under the Five Year Term is based upon, at the Company’s option, LIBOR plus 2.75% or the alternate base rate, as defined, plus 0.25%. Interest under the Three Year Term is based upon, at the Company’s option, LIBOR plus 3.75% or the alternate base rate, as defined, plus 1.25%. Borrowings under the Term Loan Facility were used to repay approximately $1.4 million in borrowings under the Company’s previous credit facility and to partially fund the acquisition of Putnam. At March 31, 2005, notes payable of $3,996,000 were outstanding under the Term Loan Facility.

The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. Additionally, the Webster Agreement includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2005. Any outstanding amount under the equipment line as of November 9, 2005 will convert to a term loan payable monthly based on a seven year amortization schedule, but with a balloon payment of the then unpaid balance due November 9, 2009. As of March 31, 2005, no amounts were outstanding under the revolving line of credit or the equipment line of credit. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

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

Additional financing for the acquisition of Putnam was obtained on November 9, 2004 from Brookside Pecks Capital Partners, L.P. and Ironbridge Mezzanine Fund, L.P. in the form of a $7.0 million subordinated loan due November 9, 2010 (the “Subordinated Loan”). The interest rate on the Subordinated Loan is 17.5%, of which 12% is payable quarterly with the remaining 5.5% payable in additional promissory notes having identical terms as to the Subordinated Loan. The interest rate is subject to reduction in the event certain pretax income thresholds are met and subject to increase in the event of default. At March 31, 2005, $7,154,000 was outstanding under the Subordinated Loan.

The Subordinated Loan contains various restrictive covenants including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with the Company’s fixed charge coverage ratio and leverage ratio, as defined.

The remaining financing for the Putnam acquisition was provided for with the Company’s cash on hand and $2.5 million in deferred payments. The deferred payments are non-interest bearing and are required to be paid to the seller in three equal annual installments beginning November 9, 2005. The present value of the deferred payments as of November 9, 2004 was $2.2 million.

The total purchase price of the Putnam acquisition has been allocated to the assets acquired and liabilities assumed based on management’s estimate of their respective fair values. These fair values have been estimated by obtaining a third party asset valuation and finalizing the purchase price allocation. The Company has allocated the purchase price as follows:

Amount
Goodwill	$12,809,000
Developed technology, customer relationships and other intangible assets	7,400,000
Tangible assets acquired, net of liabilities assumed	5,336,000

Purchase price	$25,545,000

The consolidated financial statements of the Company for the three and nine months ended March 31,2005 include the financial results of Putnam beginning November 9, 2004. The following table contains pro forma consolidated results assuming the acquisition was made at the beginning of fiscal 2004:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Revenues	$12,674,000	$10,822,000	$35,442,000	$32,302,000
Net income	$735,000	$468,000	$1,819,000	$1,075,000
Earnings per share:
Basic	$.03	$.02	$.07	$.04
Diluted	$.03	$.02	$.07	$.04

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On November 9, 2004 the Company completed its acquisition of substantially all of the assets and assumed selected liabilities of Putnam Plastics Corporation (“Putnam”). The Company paid a total purchase price, including acquisition costs, subject to certain post closing adjustments, consisting of $18.6 million in cash (of which $400,000 is an accrued payment as of March 31, 2005), 2,857,143 shares of Memry common stock (with a fair value of $4.6 million) and $2.5 million in deferred payments. The shares are subject to various restrictions, including a black out period which prohibits the sale of the shares for a period of eighteen months after November 9, 2004. Additionally, after the expiration of the black out period, subject to certain exceptions, the sale of shares in the public market is limited to 250,000 per calendar quarter. The cash portion of the purchase price was financed through a senior credit facility, the issuance of subordinated debt and cash on hand. Refer to the discussion of liquidity and capital resources within this management’s discussion and analysis for further details regarding the financing of the Putnam acquisition.

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

For our accounting policies that, among others, are critical to the understanding of our results of operations due to the assumptions we make in their application, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended June 30, 2004. Senior management has discussed the development and selection of these accounting policies, and estimates, and the related disclosures with the Audit Committee of the Board of Directors. See Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2004 for our significant accounting policies. In the first nine months of the year ending June 30, 2005 (“fiscal 2005”), there have been no material changes to our significant accounting policies.

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

Inventories. We state our inventories at the lower of cost or market. We maintain inventory levels based on our projections of future demand and market conditions. Any sudden decline in demand or technological change can cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write-down our inventories to their estimated net realizable value based upon our forecasts of future demand and market conditions. These write-downs are reflected in cost of goods sold. If actual market conditions are less favorable than our forecasts, additional inventory write-downs may be required. Our estimates are primarily influenced by a sudden decline in demand due to economic downturn and technological changes.

Goodwill and Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired business. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value. Goodwill was $13,847,000 and $1,038,000 at March 31, 2005 and June 30, 2004, respectively, an increase of $12,809,000 attributable to the Putnam acquisition.

Intangible assets consist primarily of management’s estimates of developed technology, customer relationships, trade name, and other intangible assets that have been identified as a result of the appraisal process regarding the Putnam acquisition. These assets are being amortized over their useful life, determined to be 4.5 to 20 years, depending on asset class. For further details of the acquisition, refer to the discussion of recent developments within this management’s discussion and analysis. In addition, the acquired patent existing prior to the Putnam acquisition is being amortized using the straight-line method over its estimated useful life of 15 years. We review intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value is not recoverable. Intangible assets, net of accumulated amortization, were $8,010,000 and $933,000 as of March 31, 2005 and June 30, 2004, respectively. All of the increase is attributable to the Putnam acquisition, offset by amortization expense of $323,000 for the nine months ended March 31, 2005.

Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $5,122,000 and $6,150,000 at March 31, 2005 and June 30, 2004, respectively.

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and results of operations. Certain statements under this caption may constitute “forward-looking statements”. See Part II — “Other Information”.

(a) RESULTS OF OPERATIONS

The following tables compare net sales by product line for the three and nine month periods of fiscal 2005 and 2004.

	Three Months Ended March 31,
	2005		2004		Increase
	$	%	$	%	$	%
Revenues
Product line:
Shape memory alloys and other metals	$9,604,000	75.8%	$8,571,000	100.0%	$1,033,000	12.1%
Polymers	3,070,000	24.2%		—	3,070,000	100.0%

Total	$12,674,000	100.0%	$8,571,000	100.0%	$4,103,000	47.9%

	Nine Months Ended March 31,
	2005		2004		Increase
	$	%	$	%	$	%
Revenues
Product line:
Shape memory alloys and other metals	$27,014,000	85.3%	$24,834,000	100.0%	$2,180,000	8.8%
Polymers	4,648,000	14.7%	—	—	4,648,000	100.0%

Total	$31,662,000	100.0%	$24,834,000	100.0%	$6,828,000	27.5%

The following table sets forth the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005		2004		Increase/(decrease)
	$	%	$	%	$	%
Revenues	$12,674,000	100.0%	$8,571,000	100.0%	$4,103,000	47.9%

Cost of Revenues	7,602,000	60.0	5,160,000	60.2	2,442,000	47.3

Gross Profit	5,072,000	40.0	3,411,000	39.8	1,661,000	48.7

Operating Expenses:
Research and development	543,000	4.3	758,000	8.8	(215,000)	(28.4)
General, selling and administration	2,770,000	21.9	2,024,000	23.6	746,000	36.9
Amortization of intangible assets	146,000	1.2	33,000	0.4	113,000	342.4

	3,459,000	27.3	2,815,000	32.8	644,000	22.9

Operating Income	1,613,000	12.7	596,000	7.0	1,017,000	170.6

Interest
Expense	(437,000)	(3.4)	(18,000)	(0.2)	(419,000)	—
Income	30,000	0.2	21,000	0.2	9,000	42.9

	(407,000)	(3.2)	3,000	0.0	(410,000)	—

Income before income taxes	1,206,000	9.5	599,000	7.0	607,000	101.3

Provision for income taxes	471,000	3.7	234,000	2.7	237,000	101.3

Net income	$735,000	5.8%	$365,000	4.3%	$370,000	101.4%

Three Months Ended March 31, 2005, compared to Three Months Ended March 31, 2004.

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

On November 9, 2004, the Company completed its purchase of substantially all of the assets and assumed selected liabilities of Putnam. Putnam utilizes polymer extrusion technology to produce polymer-based products sold primarily to the medical device industry. The largest current application for Putnam’s technology is for catheters. Putnam also utilizes its extrusion capabilities for guide wires, delivery systems, and various other interventional medical devices. As in the nitinol portion of the Company, Putnam is focusing on growing the value-added segment of its business by performing additional processing on its semi-finished polymer tube. The large majority of Putnam’s products are sold directly to the medical device industry through the Memry direct sales organization. The results of operations of Putnam have been included in the consolidated results of operations from the date of acquisition.

Revenues. Revenues increased 48% to $12,674,000 in the third quarter of fiscal 2005 from $8,571,000 during the same period in fiscal 2004, an increase of $4,103,000. The increase in revenues was due principally to the inclusion of revenues generated by Putnam. Putnam’s revenue for the quarter ended March 31, 2005 was $3,070,000.

Shipments of nitinol wire-based stent components in the third quarter of fiscal 2005 increased approximately $550,000 compared to the third quarter of fiscal 2004. Shipments of nitinol tube-based stent components increased approximately $300,000 in the third quarter of fiscal 2005 compared to the same quarter in fiscal 2004. Looking forward, the Company anticipates that overall nitinol stent component activity for the remainder of fiscal 2005 will continue to be improved over the comparable period of fiscal 2004 due to improved performance and prospects for several stent component programs.

Also contributing to the increase in revenues during the quarter were higher shipments of microcoil and guidewire products which increased approximately $200,000, arch wire products which increased approximately $250,000 and tinel lock, which increased approximately $75,000. Shipments of components utilized in general surgical applications increased approximately $150,000 in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. Additionally, revenues from prototype development and research and development activities increased approximately $200,000 (excluding Putnam’s revenues for similar activities of approximately $350,000). Offsetting these increases was an approximately $500,000 decline in revenues from super elastic tube resulting primarily from a combination of customer inventory adjustments, price discounts and customer loss of market share and an approximately $200,000 decline in shipments of high pressure sealing plugs.

Costs and Expenses. Manufacturing costs increased $2,442,000 or 47% to $7,602,000 in the third quarter of fiscal 2005 from $5,160,000 in the third quarter of fiscal 2004. The increase was due primarily to the inclusion of Putnam. The nitinol-based manufacturing operations of the Company operated at a gross margin during the third quarter of fiscal 2005 consistent with the level achieved during the third quarter of fiscal 2004. Putnam’s extrusion polymer business operated at a higher gross margin during the quarter than the nitinol-based manufacturing operations, which had the effect of improving the overall Company margin in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. The margin increase would have been stronger if not for the absorption of engineering costs. These increased costs were primarily due to a shift in focus of staff engineers at the Company’s nitinol operations from new process development and prototype support in fiscal 2004, which was an operating expense, to manufacturing support in fiscal 2005, which is a manufacturing expense.

As a result of these factors, the Company’s gross profit increased slightly from 39.8% in the third quarter of fiscal 2004 to 40.0% in the third quarter of fiscal 2005. The Company’s ability to maintain or grow its gross profit margin is dependent on several factors; one is the success of the company in securing sufficient business to absorb plant overhead, particularly high margin nitinol tube business. The Company is also in the process of reviewing the manufacturing operations at Putnam, including whether additional investment in staff, equipment, and systems may be required to grow Putnam’s revenue over the next several years. To the extent such expenditures are required, it may have the effect of reducing profitability, particularly in the short-term at Putnam.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets increased $644,000, or 23%, to $3,459,000 in the third quarter of fiscal 2005, compared to $2,815,000 in the third quarter of fiscal 2004. The dollar increase reflects primarily the addition of administrative and sales and marketing personnel and programs associated with the acquisition of Putnam, amortization of intangible assets related to Putnam and investor relations and marketing program initiatives undertaken in the third fiscal quarter of 2005. The total decline of operating expenses as a percentage of revenue from 33% in the third quarter of fiscal to 2004 to 27% in the third quarter of fiscal 2005 is primarily a result of two factors. First, the shift in focus of staff engineers at the Company’s nitinol operations from new process development and prototype support in fiscal 2004, which was an operating expense, to manufacturing support in fiscal 2005, which is a manufacturing expense. Second, the acquisition of Putnam allows the Company to leverage the efforts of its sales and marketing and administrative organizations by broadening the line of products sold through our sales channels and utilizing existing human resource, accounting, and executive staff in supporting Putnam’s needs. The 48% increase in revenues in the third quarter of fiscal year 2005 versus the comparable period in fiscal year 2004 allowed the Company to leverage its operating expenses more efficiently.

Net interest expense was $407,000 in the third quarter of fiscal 2005 compared to net interest income of $3,000 in the third quarter of fiscal 2004. The change from period to period was due principally to an increase in interest expense, including the amortization of deferred financing costs, associated with a higher level of borrowings utilized to finance a portion of the acquisition of Putnam.

Income Taxes. The Company recorded a provision for income taxes of $471,000 for the third quarter of fiscal 2005, compared to a provision of $234,000 for the third quarter of fiscal 2004. The increase in provision is the result of an increase in the Company’s pretax income. The effective tax rate was 39% in both periods.

Net Income. As a result of the factors discussed above, the Company’s net income increased by $370,000, to $735,000 in the third quarter of fiscal 2005 compared to net income of $365,000 for the same period in fiscal 2004.

The following table sets forth the Company’s unaudited condensed consolidated statements of income for the nine months ended March 31, 2005 and 2004.

	Nine Months Ended March 31,
	2005		2004		Increase/decrease
	$	%	$	%	$	%
Revenues	$31,662,000	100.0%	$24,834,000	100.0%	$6,828,000	27.5%

Cost of Revenues	19,265,000	60.8	15,032,000	60.5	4,233,000	28.2

Gross Profit	12,397,000	39.2	9,802,000	39.5	2,595,000	26.5

Operating Expenses
Research and development	1,536,000	4.9	2,246,000	9.0	(710,000)	(31.6)
General, selling and administration	6,938,000	21.9	5,653,000	22.8	1,285,000	22.7
Amortization of intangible assets	254,000	0.8	100,000	0.4	154,000	154.0

	8,728,000	27.6	7,999,000	32.2	729,000	9.1

Operating Income	3,669,000	11.6	1,803,000	7.3	1,866,000	103.5

Interest
Expense	(753,000)	(2.4)	(80,000)	(0.3)	(673,000)	—
Income	109,000	0.3	62,000	0.2	47,000	75.8

	(644,000)	(2.1)	(18,000)	(0.1)	(626,000)	—

Income before income taxes	3,025,000	9.5	1,785,000	7.2	1,240,000	69.5

Provision for income taxes	1,180,000	3.7	696,000	2.8	484,000	69.5

Net income	$1,845,000	5.8%	$1,089,000	4.4%	$756,000	69.4%

Nine Months Ended March 31, 2005, compared to Nine Months Ended March 31, 2004.

Revenues. Revenues increased 28% to $31,662,000 in the first nine months of fiscal 2005 from $24,834,000 during the same period in fiscal 2004, an increase of $6,828,000. A significant portion of the increase is due to the inclusion of revenues generated by Putnam. Putnam’s revenues for the period ended March 31, 2005 were $4,648,000.

Another major contributor to the increase in revenues was shipments of nitinol tube-based stent components which increased approximately $1,150,000 during the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. Shipments of nitinol wire-based stent components increased approximately $500,000 over the same period. Looking forward, the Company anticipates that overall nitinol stent component activity for the remainder of fiscal 2005 will continue to be improved over the comparable period of fiscal 2004 due to improved performance and prospects for several stent component programs.

Also contributing to the increase in revenue during the first nine months of fiscal 2005 were higher shipments of microcoil and guidewire products which increased approximately $350,000, arch wire products which increased approximately $750,000 and tinel lock, which increased approximately $300,000. Shipments of components utilized in general surgical applications increased approximately $650,000 in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. Additionally, revenue from prototype development, and research and development activities increased approximately $500,000 (excluding Putnam’s revenue for similar activities of an additional $500,000). Offsetting these increases was an approximately $1,800,000 decline in revenue from super elastic tube resulting primarily from what the Company believes are inventory adjustments at a major tube customer as well as price reductions due to competitive pressures. Shipments of high pressure sealing plugs decreased approximately $375,000 in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004.

Costs and Expenses. Manufacturing costs increased $4,233,000 or 28% to $19,265,000 in the first nine months of fiscal 2005 from $15,032,000 in the first nine months of fiscal 2004. The increase was primarily the result of two factors. First, there was a shift in focus of staff engineers at Memry’s nitinol operations from new process development and prototype support, which is an operating expense, to manufacturing support, which is a manufacturing expense. In addition, the acquisition of Putnam increased the manufacturing costs of the Company.

As a result of these factors, the Company’s gross profit declined slightly from 39.5% in the first nine months of fiscal 2004 to 39.2% in the first nine months of fiscal 2005. The Company’s ability to maintain or grow its gross profit margin is dependent on several factors. One is the success of the Company in securing sufficient business to absorb plant overhead, particularly high margin nitinol tube business. The Company is also in the process of reviewing the manufacturing operations at Putnam, including whether additional investment in staff, equipment, and systems may be required to grow Putnam’s revenue over the next several years. To the extent such expenditures are required, it may have the effect of reducing profitability, particularly in the short-term, at Putnam.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets increased $729,000 or 9%, to $8,728,000 for the first nine months of fiscal 2005, compared to $7,999,000 for the first nine months of fiscal 2004. The dollar increase reflects the addition of administrative and sales and marketing personnel and programs associated with the acquisition of Putnam and amortization of intangible assets related to Putnam. Without including the operating expenses associated with Putnam, there was a decrease in operating expenses due to the shift in focus of staff engineers at the Company’s nitinol operations from new process development and prototype support, which is an operating expense, to manufacturing support, which is a manufacturing expense.

Net interest expense was $644,000 in the first nine months of fiscal 2005 compared to a net expense of $18,000 in the first nine months of fiscal 2004. The change from period to period was due principally to an increase in interest expense, including the amortization of deferred financing costs, associated with a higher level of borrowing utilized to finance a portion of the acquisition of Putnam

Income Taxes. The Company recorded a provision for income taxes of $1,180,000 for the first nine months of fiscal 2005, compared to a provision of $696,000 for the first nine months of fiscal 2004. The increase in provision is the result of an increase in the Company’s pretax income. The effective tax rate was 39% in both periods.

Net Income. As a result of the factors discussed above, the Company’s net income increased by $756,000, to $1,845,000 for the first nine months of fiscal 2005 compared to net income of $1,089,000 for the same period in fiscal 2004.

(b) LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company’s cash and cash equivalents balance was $4,102,000, a decrease of $8,302,000 from $12,404,000 at the start of fiscal 2005. Net cash provided by operations was $3,923,000 for the nine months ended March 31, 2005, an increase of $480,000 from $3,443,000 provided during the same nine-month period ended March 31, 2004. This increase was due principally to an increase in cash generated by net income and adjustments to reconcile net income to net cash provided by operating activities of $1,708,000 and increases in accounts payable of $461,000, partially offset by increases in inventories of $952,000 and accounts receivable of $753,000.

Net cash used in investing activities increased $20,665,000 to $21,232,000 for the nine months ended March 31, 2005 compared to $567,000 during the same nine-month period ended March 31, 2004. This increase was due to cash used for the acquisition of Putnam of $18,212,000, cash collateral deposits of $1,500,000, increases in capital expenditures of $563,000, and an investment made in Biomer Technology Ltd. of $400,000 in the form of a 2% unsecured convertible promissory note.

During the nine months ended March 31, 2005, net cash provided from financing activities was $9,007,000, reflecting the senior financing from Webster Business Credit Corporation and subordinated loans from Brookside Pecks Capital Partners, L.P. and Ironbridge Mezzanine Fund, L.P reduced by the pay-down of the Company’s note payable and capital lease obligation. Working capital at March 31, 2005, was $9,641,000, a decrease of $7,262,000 from $16,903,000 at June 30, 2004. The decrease in working capital is a result of cash on hand used for the acquisition of Putnam and cash collateral deposits required under the Webster Agreement discussed later in this section.

In fiscal 2004 the primary capital requirement was to fund additions to property, plant and equipment. In the nine months ended March 31, 2005, the primary capital requirement was to fund the acquisition of Putnam, additions to property, plant, and equipment, and the Company’s investment in Biomer Technology Ltd.

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

The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. Additionally, the Webster Agreement includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2005. Any outstanding amount under the equipment line as of November 9, 2005 will convert to a term loan payable monthly based on a seven year amortization schedule, but with a balloon payment of the then unpaid balance due November 9, 2009. As of March 31, 2005, no amounts were outstanding under the revolving line of credit or the equipment line of credit. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

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

At March 31, 2005, notes payable of $3,996,000 were outstanding under the Webster Agreement. No amount was outstanding under the revolving line of credit.

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

At March 31, 2005, a note payable of $7,154,000 was outstanding under the Subordinated Loan.

The remaining financing for the Putnam acquisition was provided for with the Company’s cash on hand and $2.5 million in deferred payments. The deferred payments are non-interest bearing and are required to be paid to the seller in three equal annual installments beginning November 9, 2005. At March 31, 2005, an obligation of $2,279,000 was outstanding for the non-interest bearing deferred payments.

On August 24, 2004, the Company entered into a joint development program (the “Agreement”) with Biomer Technology Limited (“Biomer”), a privately-owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Under the terms of the Agreement the Company made a $400,000 initial investment in Biomer in the form of a 2% unsecured convertible promissory note (the “Note”). Interest on the Note is payable upon conversion, or upon repayment of the Note. Under the terms of the Note, the Note plus accrued interest will be converted to ordinary shares of Biomer stock upon the occurrence of the earlier of, as defined, the successful completion of the joint development program, a financing of Biomer, the sale of Biomer, or December 31, 2005. Under limited circumstances the Note plus accrued interest must be repaid in cash. The Agreement requires the Company to make an additional investment of $350,000 in Biomer in the event, as defined, a financing of Biomer occurs after the Note has been converted and successful completion of the joint development program has been accomplished. Additionally, as part of the joint development program and in consideration for services provided by Biomer in the joint development program, the Company agreed to pay Biomer $200,000 in four equal quarterly installments of $50,000 beginning August 24, 2004. As of March 31, 2005, three installments have been paid totaling $150,000.

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

There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b) REPORTS ON FORM 8-K

The Company furnished on Form 8-K on January 25, 2005 under item 9.01 “Financial Statements and Exhibits,” the audited financial statements of Putnam as of October 31, 2004 and December 31, 2003, and required unaudited pro forma financial information.

The Company furnished on Form 8-K on February 9, 2005 under items 2.02 “Results of Operation and Financial Condition” and 9.01 “Financial Statements and Exhibits,” a press release announcing its earnings for the quarter ended December 31, 2004 and a transcript of the related conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMRY CORPORATION
Date: May 13, 2005
	By:	/S/ JAMES G. BINCH
James G. Binch
President and Chief Executive Officer (Principal Executive Officer)
Date: May 13, 2005
	By:	/S/ ROBERT P. BELCHER
Robert P. Belcher
Senior Vice President—Finance and Administration Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)