Form 10-K
period 2005-06-30
MEMRY CORP
filed 2005-09-27
CIK 720896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $47,934,000 on December 31, 2004 based upon the closing trade price of $2.07 on that date and based on the assumption, for purposes of this computation only, that all of the registrant’s directors and officers are affiliates.

The number of shares outstanding of the registrant’s Common Stock as of September 21, 2005 was 28,697,866.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held in December, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Memry Corporation

For The Year Ended June 30, 2005

PART I.

ITEM 1. BUSINESS

INTRODUCTION

Memry Corporation (referred to herein as “Memry” or the “Company”) was incorporated in 1981. Memry’s product lines consist of shape memory alloys (“SMAs”) and specialty polymer-extrusion products. Both products provide design, engineering, development and manufacturing services to the medical device and other industries using the Company’s proprietary shape memory alloy and polymer-extrusion technologies. Medical device products include stent components, catheter components, guidewires, laparoscopic surgical sub-assemblies and orthopedic instruments. The Company’s commercial and industrial products consist of semi-finished materials and components. The Company also provides engineering services to assist customers in the development of products based on the properties of shape memory alloys and extruded polymers.

On November 9, 2004, the Company, through its wholly-owned subsidiary, Putnam Plastics Company LLC (“Putnam Plastics Company”), completed its acquisition of substantially all of the assets and assumed selected liabilities of Putnam Plastics Corporation (the “Putnam Acquisition”) and incorporated its operations as a wholly-owned subsidiary, Putnam Plastics Company (The term “Putnam” is used herein to refer to the business operated by Putnam Plastic Corporation prior to the Putnam Acquisition and Putnam Plastics Company thereafter). Putnam is one of the nation’s leading, specialty polymer-extrusion companies serving the medical device, laser, fiber-optic, automotive and industrial markets. Its primary products are complex, multi-lumen, multi-layer extrusions used for guide wires, catheter shafts, delivery systems and various other interventional medical procedures. Putnam’s products are known for their complex configurations, multiple material construction and innovative designs. Putnam also is well known for its ability to manufacture to tight tolerances.

The Company conducts its operations from its three operating facilities located in Bethel, Connecticut, Menlo Park, California and the Putnam facility in Dayville, Connecticut. The Company’s principal executive offices are located at 3 Berkshire Blvd., Bethel, Connecticut 06801, and its telephone number at such address is (203) 739-1100.

TECHNOLOGY

SMAs. SMAs are advanced materials which possess the ability to change their shape in response to thermal and mechanical changes, and the ability to return to their original shape following deformations from which conventional materials cannot recover. These abilities result from the transformation of the crystalline structure of the SMA in reaction to thermal and mechanical changes. As a result of the crystalline structure changes, SMAs are also able to produce forces many times greater than those produced by conventional materials.

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

Specialty polymer-extrusion. Extrusion is the technology of forcing molten plastic through a metal die to form a predetermined shape. The extrusion process is a continuous process as opposed to injection molding which is commonly a batch process. Standard polymer extrusions are most commonly single lumen, single material constructs that require very basic, very common technology to produce and are often produced in very large quantities at commodity pricing. Specialty polymer extrusions can be categorized by their complex configurations, multiple material construction and their unique design.

Putnam’s unique set of capabilities allow the fabrication of multi-layered tubes (co-extrusions in which at least two materials are extruded simultaneously), Total Intermittent Extrusions (“T.I.E.™”) in which one tube can be extruded in such a fashion as to allow rigid-to-soft handling characteristics in one extrusion, thermoset polyimide tubing which offers superior mechanical, electrical and thermal properties, braided tubing where metal or polyester wires can be extruded into a tubing wall to provide unique handling properties, and multi-lumen tubing in which multiple lumens may be created within one outer wall to allow for multiple fluids to flow through one tubing construct.

MARKETS

The vast majority of the Company’s product lines, both SMA’s and extruded polymers, are sold to the medical device industry. A small amount of product is sold into non-medical markets.

Medical Device Industry. Although the Company has expertise in a variety of SMAs, the Company utilizes primarily the super elastic characteristic of nitinol for medical device applications. The value of nitinol’s super elastic characteristics in the medical device sector is its ability to provide ease of access and delivery of sophisticated medical devices. In addition, nitinol is kink resistant, exerts a constancy of force, is biocompatible (non-toxic) and is non-ferromagnetic, thereby allowing the use of magnetic resonance imaging (MRI) on patients with nitinol-based implants. Because of these unique characteristics, nitinol has become integral to the design of a variety of new medical products, notably for peripheral vascular and non-vascular stents, guidewires and catheters, urological products and orthopedic devices.

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

Stents have emerged as one of the fastest growing segments of the medical device market and have led to significant advances in interventional cardiology, radiology and endovascular surgery. Stents are used increasingly as adjuncts or alternatives to a variety of endoluminal procedures because it is believed they are beneficial to overall patient outcome and may, over time, reduce total treatment costs. From its infancy in 1990, the stent market has grown to estimated worldwide sales of approximately $3.5 billion in 2002 and is forecast by Reuters to exceed $5 billion by 2007, with the projected increase mainly fueled by drug-eluting stents. The vast majority of stents are currently utilized in the treatment of coronary artery disease and are made primarily of stainless steel or cobalt chrome alloys. Coronary stents are normally deployed through the expansion of a balloon on a catheter-based delivery system with a second balloon frequently used to further expand the stent. The Company does not currently process or market stainless steel or cobalt chrome stents.

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

In addition, Putnam is one of the nation’s leading specialty polymer extrusion companies serving the medical device industry. Although still considered a niche market, the field of specialty polymers continues to expand rapidly as more refined technologies from companies such as Putnam emerge as realistic alternatives to in-house technologies at the large medical device companies. Putnam is able to make catheter tubing that needs multiple, co-extruded materials and requires precise control of all dimensions. Co-extruded polyimide is also used in applications that require precise tolerances and high mechanical requirements.

In fiscal 2005, sales to medical device companies accounted for approximately 94% of consolidated revenues and sales to non-medical device companies accounted for the additional 6%.

Non-Medical Markets. The non-medical industry sectors served by the Memry nitinol product line include primarily the telecommunications, aerospace/defense and automotive industries. While the success of nitinol products in the medical device industry is typically derived from the super elastic characteristics of nitinol, applications in these industrial sectors employ both the super elastic and the shape memory characteristics of nitinol. Although the development cycles in these industries, particularly aerospace/defense and automotive, are longer than those of the medical device sector, once the product is adopted it typically provides for larger volume demand, is more easily leveraged into other customers, and does not suffer from strict regulatory requirements.

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

Putnam has also leveraged its brand name into non-medical sectors including the fiber-optic and automotive industries. For the fiber-optic market, Putnam produces a fiber conduit co-extruded from special polymers that allows customers to blow fibers several hundred feet within the walls of a building during network installation. Putnam also supplies a coated wire that is used as a hinge box for automobile parts such as a center glove box in the automotive industry.

OPERATIONS

The Company conducts its SMA business through its manufacturing facilities in Menlo Park, California and Bethel, Connecticut. Located in Menlo Park, California, the west coast facility produces semi-finished SMAs in two basic forms: wire and tube. This facility also provides added value to its tubular product through laser processing, shape setting and polishing procedures resulting in the delivery of finished stent components, as well as certain other value-added activities. Memry’s east coast manufacturing operations, located in the same facility as the Company’s corporate headquarters in Bethel, Connecticut, processes wire into semi-finished strip, and produces formed components and value-added sub-assemblies, predominantly based on wire and strip-based SMAs. The microcoil and guidewire components utilized in various medical procedures are fabricated and supplied from the Company’s eastern operations in Bethel, Connecticut.

The Putnam facility is located in Dayville, Connecticut. Processes in the facility include polymer-extrusion, co-extrusion, braiding, and sheathing. The facility also includes a secondary operations department, which offers a wide variety of services including, tube grinding, printing, hole-punching, tipping, and insert molding.

PRODUCTS AND SERVICES

Shape Memory Alloys

Beta-Titanium Alloy. Memry announced during fiscal 2002 that it had received a patent for a new nickel-free titanium alloy. The new alloy contains small amounts of molybdenum, aluminum, vanadium and niobium. The Company believes it is the first nickel-free titanium alloy that is also super elastic and exhibits shape recovery properties. Memry believes the new alloy may offer advantages over existing materials in a variety of applications, including eyewear, orthodontia and orthopedic devices. If the Company is successful in developing commercial applications for this material, it is likely that a combination of licensing and in-house processing of the material in semi-finished form will be employed to realize value from the alloy.

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

Formed Components. Formed components are typically non-standard products. Formed components are made by taking the semi-finished materials and further processing them by bending, kinking, stamping, crimping, laser cutting, electropolishing, etc., into specific forms as specified by customers. Examples of applications for formed components include the bending or arching of wire for use as orthodontic braces, helical and strip actuators, micro coils, patented locking rings for electronic connectors, enabling components of medical instruments (particularly stent structures), and sealing components. Memry recently expanded its secondary operations capability with the addition of equipment that provide grinding, tipping and coating services. The Company currently uses these capabilities in the production of guidewire and occlusion devices. Also recently added was wire EDM which is being utilized in the production of female incontinence components and bypass anchors.

Sub-Assemblies. Memry manufactures and sells value-added sub-assemblies to OEMs, principally in the medical device field. This is done by taking the semi-finished materials and/or formed components produced by Memry and combining or assembling them with other products that have been outsourced by Memry to form a larger component or “sub-assembly” of the OEMs’ finished product. Memry combines its SMA expertise with additional manufacturing and process knowledge and third-party supply chain management to cost-effectively produce a sub-assembled product for OEMs. The single largest portion of Memry’s eastern business is selling assemblies and components to United States Surgical Corporation (“USSC”), a division of Tyco Healthcare Group, LP (“Tyco”), and other medical industry OEMs. The primary item sold by Memry to USSC is a SMA sub-assembly used by USSC for endoscopic instruments. The use of super elastic SMAs allows the instruments to be constrained outside the body, inserted into the body in its constrained form through small passages, to then take a different shape while inside the body, and then to return to their constrained shape for removal. The primary value-added product produced by the Company’s Menlo Park operations are finished stent rings utilized by Medtronic, Inc. (“Medtronic”) in their AneuRx AAA stent graft product.

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

Specialty Polymer-Extrusion

Co-extrusion. Putnam manufactures a variety of co-extruded tubing for a variety of medical tubing applications. Co-extrusion is the simultaneous extrusion of two materials that form two distinct layers in one tube. The layers can be different materials where each material brings a set of distinct properties to the tube. Some of the applications require a stiff inside material to increase burst strength and a flexible exterior material to maintain flexibility

T.I.E.™. T.I.E.™ tubing is manufactured with a unique patented process which enables engineers to design a product with continuously extruded rigid-to-soft tubing. Also available in multi-lumen, this can reduce the cost of manufacturing compared to standard bonding technology. The soft tip can be made in a different color than the shaft for recognition purposes. This tubing is available in many thermoplastic materials, including polyurethane and Pebax®. Most conventional tubes are either rigid or soft throughout and do not offer this important property.

Thermoset Polyimide Tubing. Putnam offers thin walled thermoset polyimide tubing and wire coatings. Polyimide tubing is manufactured to extremely close dimensions while insuring exceptional performance. It has standard interior diameter range from .006 to .080 inches and standard wall thickness from .0005 to .006 inches. Polyimide may also be co-extruded with other polymers such as Peek, Polyurethane, Nylon 11-12, Pebax® and various other materials. Polyimide has superior mechanical, electrical and thermal properties. It is strong, flexible, non-corrosive and chemically inert.

Single Lumen. A single lumen tube is a tube having a specified inner diameter, from .005 to .7 inches, outer diameter, from .01 to .85 inches or wall thickness, down to .0015 inches.

Multi-Lumen. A multi-lumen tube is an extrusion that contains two or more lumens within a single outer wall. Each of the lumens can be a different size or shape. Multi-lumen tubing can have up to 15 lumens and a variety of materials and compounds can been extruded and a specific lumen can be lined with a different material.

Taper/Bump. Tapered tubing is a continuous extruded tube consisting of several inside and outside diameters. Typically, the tubing can have a large straight bore diameter tapering to a smaller diameter. Transitions can be controlled to a specific taper length going from small to large diameter and vice versa. Additionally, transitions can be small (1.25 inches) or occur over a very long length, such as 60 inches.

Braided Reinforced Tubing. Putnam offers braiding capability in many polymers and is available in 16- or 24- wire configurations. Braiding wires vary from .0005 by .002 to .003 by .012 inches flat stainless steel and is also available is round wires. The braid can be wound with various spacings of the wire. By changing several factors during the braiding process, the characteristics of the tube can be altered to fit performance requirements. Braided catheter tubing is available in 2-10 French range in nylon, polyurethane and a variety of other polymers, radiopaque and natural. Braid reinforced tubing is used in angioplasty, diagnostic and guiding catheters. Its advantages over non-reinforced tubing include: increased burst strength for higher injection pressures; increased pushability, for the ability to pass more tortious lesions; and increased torquability, for better hub to tip response.

Wire Coating. Putnam can coat many types of wire with a variety of polymers. Wires as small as .002 and as big as .2 inches are coated on a regular basis. Polyimide coatings are available for electrical properties. Fluoropolymer coatings are used for electrical and low friction applications. Wires can also be extruded into the wall of multi-lumen tubing. Putnam is currently working with engineers from Memry’s Bethel facility to apply a polymer coating to a nitinol wire, part of a larger effort to develop a coated guidewire.

STRATEGY

The Company’s strategy has several components which support each other. The overall objective of the Company is to become a leading supplier of components and sub-assemblies to the medical device industry. Memry is focused specifically on providing high value-added solutions to assist in the diagnosis and treatment of diseases utilizing less-invasive technologies and procedures. A key component of this strategy is to maintain the Company’s leadership position in the provision and processing of SMAs and specialty polymer-extrusion by strengthening their position in SMA and leveraging, strengthening and growing the specialty polymer-extrusion business. This will require Memry to continue developing the relevant technology and also to become a very efficient and cost effective manufacturer. A second element of the strategy is to diversify and expand the Company’s revenue base by providing additional products and services. This will enable Memry to attract new customers and to expand our business with our existing customer base.

A third element of the strategy is to obtain value from the Company’s body of intellectual property through licensing, joint ventures, or sales of technology. Finally, Memry is continuing to explore the possibility of expanding the Company’s product and service offerings through acquisitions, such as Putnam, joint ventures, and/or investments. Each of these strategic elements will be further described below.

Maintain leadership position in Shape Memory Alloys and Specialty Polymer-Extrusion

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

Modernizing Manufacturing Capabilities. To meet growing demand, particularly in the medical device market for the production of nitinol stents and other components, the Company has committed to optimizing the manufacturing efficiency of its current facilities and expects to invest between $1.5 million and $2.5 million in capital equipment and facility improvements in the SMA product line in fiscal 2006.

Modifying Manufacturing Operations. To accommodate the growing capacity requirements of the Company’s core medical OEM customer business, and to increase the efficiency of operation, the Company will continue to analyze the optimum manufacturing strategy for the Company, including which Memry facility should house each operation and what role outsourcing will play in overall operations. All critical technology development will be coordinated by the Company’s Office of Technology, located in Connecticut.

Leverage, strengthen and grow the Specialty Polymer-Extrusion product line. The Putnam Acquisition was an important step in achieving the Company’s primary strategic objective of becoming a leading supplier of components and sub-assemblies to the medical device industry. To continue to grow the specialty polymer-extrusion product line, the Company has set the following objectives:

Expand secondary operations. The Company will continue to grow the specialty polymer-extrusion product line by focusing on plastic related secondary operations such as insert molding, tipping, hole punching and grinding. The Company believes expanding secondary operations will allow Putnam to provide a broader scope of services and deliver more complete components and sub-assemblies. Expanding product and engineering capabilities is very important to medical device companies which are trying to increase their own efficiencies by reducing the number of their suppliers.

Process Improvement. The Company is committed to investing in Putnam’s manufacturing operations to improve efficiency, shorten lead times on new products, and improve overall quality. Success in these efforts will increase customer satisfaction and generate cost savings for the Company

Synergy with nitinol products. Currently, the Company is introducing a guidewire product to the market that utilizes a Memry nitinol wire with a Putnam plastic jacket. In addition, the Company is developing a nitinol braided kink-resistant catheter that will utilize Putnam’s polymer braiding technology. Success in these and other on-going joint development efforts will allow our customers to consolidate vendors, simplify their supply chain, and reduce costs. In addition, with the capability to manufacture both plastic and SMA components, the Company can be considered a secondary source for a broader range of customers who might want to minimize their supply risk.

Provide new products and services

Diversify and expand the Company’s revenue base. The medical device industry has been undergoing significant change over the last few years. As part of that change, many of the larger participants have recognized that their competitive differentiation comes from two key elements: device design and product marketing. These are the core competencies in which successful medical device companies excel and on which many medical device companies are focusing their resources. As a result, industry participants are looking to outsource to other companies with specialized expertise, some of the other essential parts of the business; especially engineering incorporating advanced material technologies and manufacturing processes. These factors have resulted in a growing trend towards outsourcing in the medical device industry, impacting the full breadth of the manufacturing cycle from material engineering to final product assembly.

The market drivers for the outsourcing trend include increased competitive pressures, a need to shorten the device development cycle, and efficient use of resources.

Memry believes that it can address the market opportunity created by these changes in the medical device industry. By combining a strong advanced materials technological capability to assist medical device companies with engineering skills that address issues involving the characteristics of SMAs and specialty polymer-extrusion as well as developing cost effective, high quality manufacturing processes and supply chain relationships, Memry believes that it can alleviate these issues for its OEM customers.

In order to expand on this “fully-integrated” service concept, the Company has implemented the following:

Increasing Engineering Service Capabilities. Memry possesses significant expertise in the characterization and performance variables of various SMAs and specialty polymer-extrusion products. This expertise is often critical in the design of medical devices. Although Memry has in the past actively participated in the design of OEM customer products, the Company has a program to clearly characterize and communicate to customers both the Company’s capabilities and the terms and conditions under which the Company will contract to assist existing and potential customers through these services. In addition, it has increased the scope of service to the medical device market by adding sophisticated surface chemistry treatments.

Processing Additional Formed Components. Over the past several years, the Company has taken advantage of additional opportunities in the market to increase its business of processing semi-finished material into formed components. For instance in fiscal 2005, the Company significantly increased its shipments of microcoil and guidewire assemblies. The Company anticipates that it will continue to focus its resources on seeking additional customers for existing component concepts and new opportunities for its semi-finished material.

Obtain value from intellectual property

Over the years, Memry has developed a considerable amount of intellectual property (“IP”). Some of it is in the form of patents, other in the form of trade secrets and know-how. In recent years, the Company has retained IP consultants and lawyers in an effort to commercialize and obtain value from this IP in other than its traditional route of manufacturing and selling products. While this effort has been unsuccessful to date, the Company will continue in its efforts to realize additional value from its intellectual property.

Expand Memry’s product and service offerings through acquisitions or joint ventures

While there remain attractive growth opportunities in the core product/service areas described above, Memry will continue to investigate broadening the Company’s capabilities through acquisitions, joint ventures, and/or investment. As was the case in the Putnam Acquisition, Memry is screening strategic partners along several variables, including: growth opportunity, diversification of product lines and customers, profit potential, and access to new technology. The Company anticipates that any acquisition, joint venture, or investment would be in a business segment that is strategically related to its current business.

In addition to the Putnam Acquisition, the Company continues its joint development program with and has made a $400,000 initial investment in Biomer Technology Limited (“Biomer”), a privately owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Based in Runcorn, England, Biomer is a biomaterials company that has developed a range of high-performance polyurethanes, process technology, components and products for medical device manufacturing.

SALES AND MARKETING

Sales to Raychem. In 1996, in connection with the acquisition by Memry of its West coast facility from Raychem Corporation (the “Raychem Acquisition”), Memry and Raychem entered into a Private Label/Distribution Agreement pursuant to which Raychem was made Memry’s exclusive distributor for the product line acquired by Memry in certain specified fields of use for an initial term of five years. Sales by the Company to certain customers, including United States Surgical Corporation, were excluded from the scope of this Agreement, as were any future sales for all medical implant and certain consumer recreational applications. In February 2000, Memry and the Raychem division of Tyco entered into a Sales Agency Agreement in order to replace the original agreement between the two parties. Under the revised agreement, all medical applications were marketed and sold directly by Memry’s internal sales and marketing organization. At the same time, Memry retained Raychem to be its exclusive sales agent for all industrial and commercial applications served by the Company, including sales to the orthodentia and endodentia markets. Industrial and commercial sales handled by Raychem under the agreement were reported as gross sales, with commission due Raychem treated as sales expense. The Company terminated this agreement effective September 30, 2002. Subsequent to this date, products formerly sold by Raychem have been marketed and sold directly by Company personnel.

Sales to Memry Europe. In connection with the sale of Memry Europe, N.V. to Wilfried Van Moorleghem in February of 2001, Memry entered into a License and Supply Agreement with Memry Europe (which has been renamed Advanced Medical Technologies (“AMT”)). Pursuant to the License and Supply Agreement, Memry agreed to supply to AMT certain alloys and tubing products. In addition, conditional upon Memry being granted certain patents, Memry agreed to grant to AMT a right and royalty-bearing license to such patents and a right and royalty-bearing license to certain electropolishing technology and tubing technology.

Personnel. The Company currently has thirteen sales and marketing personnel, of which six operate primarily from headquarters, and one is the vice-president of the overall activity.

Major Customers. The Company’s two largest customers are Medtronic and Tyco, accounting for approximately 32% and 15% of the Company’s consolidated revenues in fiscal 2005. Revenue totals for each customer include sales to all divisions of each customer. No other customer accounted for more than 10% of consolidated revenues.

Customer Agreements. The Company executed supply agreements in fiscal 2003 with two customers.

Medtronic supply agreement. The Company executed this agreement during fiscal 2003 for a term of three years, however, Medtronic has the right to terminate this agreement after the second anniversary date for any reason or no reason. Medtronic has not elected to exercise this option. In addition, the agreement provides for renewal terms of two years each at Medtronic’s option, subject to the Company’s right to reject any renewal term, all on the terms set forth in the agreement. The agreement covers all current products sold to Medtronic, and includes a right of first refusal during the term on next generation developments. The agreement also provides for research and development initiative support and collaboration. This agreement provides for a forecast of product to be supplied by the customer to the Company, with a commitment of purchase at varying levels on a quarterly basis.

Tyco supply agreement. The Company and Tyco executed this exclusive agreement during fiscal 2003 for a term of three years wherein the Company is the exclusive supplier for all nitinol base organ retrieval bags. The Company is also named as a preferred supplier for all successor products.

SOURCES OF SUPPLY

The principal raw material used by the Company in nitinol products is SMAs. The Company obtains its SMAs from two principal sources: Alleghany Technologies’ Wah Chang Division of Albany, Oregon and Special Metals Corporation of New Hartford, New York. The Company expects to be able to continue to acquire SMAs in sufficient quantities for its needs from these suppliers. In addition, if the Company were, for whatever reason, not able to secure an adequate supply of SMAs from these suppliers, the Company believes that other sources exist that would be able to supply the Company with sufficient quantities of SMAs, although it is likely the Company could suffer some transitional difficulties if it had to switch to such alternative sources.

The principal raw material used by the Company in polymer extrusion products is polymers. The Company obtains its polymers from four principal sources: Foster Corporation of Putnam, Connecticut, which is 50% owned by the sole shareholder of Putnam Plastics Corporation who is now an executive officer of the Company and member of the Board of Directors of the Company, Noveon, Inc. of Woburn, Massachusetts, New England Urethanes of North Haven, Connecticut and Dow Chemical Corporation of La Porte, Texas. The Company expects to be able to continue to acquire polymers in sufficient quantities for its needs from these suppliers. In addition, if the Company were, for whatever reason, not able to secure an adequate supply of polymers from these suppliers, the Company believes that there is an active worldwide polymer market and would not anticipate any long term problem procuring necessary quantities of polymers.

While the Company also relies on outside suppliers for its non-SMA and non-polymer components of sub-assembled products, the Company does not anticipate any difficulty in continuing to obtain non-SMA non-polymer raw materials and components necessary for the continuation of the Company’s business.

COMPETITION

The Company faces competition from other SMA processors, who compete with the Company in the sale of semi-finished materials (primarily with the Company’s California operation) and formed components (with Memry’s Connecticut and California operations). There are several major U.S., European and Japanese companies engaged in the supply or use of SMAs, some of which have substantially greater resources than the Company. Within the U.S., the two major SMA suppliers to both the Company and the industry as a whole are Alleghany Technologies’ Wah Chang Division and Special Metals Corporation. Each of these companies has substantially greater resources than the Company and could determine that it wishes to compete with the Company in the Company’s markets. Special Metals Corporation has become a competitor of the Company for semi-finished wire and strip materials. Japanese competitors include Furakawa Electric Co. and Daido-Special Metals Ltd., both of which produce SMAs and sell to users in Japan and internationally. The principal European competitors are Minitubes SA, a private French nitinol tube supplier, and G. Rau/EuroFlex, a German company that has a business relationship with NDC (See below). In addition, AMT (formerly Memry Europe) is a European competitor. However, pursuant to the License and Supply Agreement between Memry and AMT, the parties agreed that AMT has the rights to use certain of our technology only in Europe and Asia, while we have retained such rights elsewhere. The Company believes that Johnson and Johnson, through its subsidiary Nitinol Devices and Components Company (NDC), is our largest competitor, followed by Fort Wayne Metals Inc. and Shape Memory Alloy Applications, Inc., recently acquired by Johnson Matthey Inc., all three of which are based in the United States of America (“U.S.”).

In the specialty polymer-extrusion sector, the Company believes Putnam has created certain barriers to entry due to its ability to manufacture specialized products that can hold tight tolerances with quick turnaround times from order to delivery. Putnam’s competitors, however, also make similar claims in terms of tolerances and turnaround times. Among its competitors in the specialty polymer-extrusion market, Accellant Corp. (formerly MedSource Technologies, Inc.), Extrumed, Inc. and Medical Extrusion Technologies compete with Putnam in a broad range of products. A fourth competitor, MicroLumen Inc., competes with the Company primarily in the Polyimide product line.

The Company intends to compete, and advance its position based primarily on its manufacturing capabilities, its proprietary intellectual property positions, its knowledge of the processing parameters of the alloys and polymers, and its unique design and assembly capabilities, particularly in the medical device field. However, Memry has experienced increased competitive pressure in the SMA market over the past two fiscal years, and anticipates that this pressure will continue in the future. It is likely that this competitive activity will result in downward pressure on prices and have a negative impact on gross margins.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

In the last decade, the Company has received seven issuances of U.S. patents in the fields of medical devices, automotive components, valving mechanisms, sporting goods, and consumer products using SMAs and related effects. These patents are directed at the articles as well as the method of manufacture of such articles. These include recently issued U.S. patents on SMA sealing components for automotive and hydraulic applications as well as on “nickel-free” pseudoelastic beta Ti alloys for orthopedic. orthodontic and other medical uses under the trade-named “Flexium” as well as sporting goods and eyewear, applications. There are a number of patent applications that are either pending or have provisional status covering sporting goods, medical devices and potential protection in eyewear. The Company has foreign patents in force in various foreign countries where the Company does business or where the Company is otherwise desirous of having foreign patent coverage. The Company has also applied for patent protection in several foreign countries.

In addition to Memry’s proprietary patents, the Company has also received in the last two years sixteen issuances of foreign and domestic patents on expandable cell designs for uses in oil field wellbores. These patents are jointly owned with Schlumberger Technology Corporation (“Schlumberger”) according to the Development Agreement executed between the two companies on January 1, 2001.

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

The Company’s patent rights do not dominate the field of SMA utilization and the Company does not have specific patent protection for its most important products or product components. The Company’s patent rights do not dominate any specific fields in which the Company sells products. The Company does believe, however, that various patents provide it with advantages in the manufacture and sale of different products, and that its know-how relating to various SMA’s provides the Company with a competitive advantage.

In the specialty polymer-extrusion market, prior to the acquisition, Putnam Plastics Corporation had strategically elected not to patent many of its tooling design and proprietary manufacturing processes. Based on its industry experience, Putnam Plastics Corporation developed proprietary technologies that, in management’s estimation, afforded them more protection then the patent process. Putnam Plastics Corporation did seek and was granted a patent for the T.I.E.™ product in 1989 that is still in force. Going forward, the Company will determine the need to patent technologies based on the most cost effective method of protecting the Company’s proprietary technologies.

While a United States of America patent is presumed valid, the presumption of validity is not conclusive, and the scope of a patent’s claim coverage, even if valid, may be less than needed to secure a significant market advantage. Gaining effective market advantage through patents can sometimes necessitate an expenditure on litigation, though this route is often fraught with uncertainties and delay. Although the Company’s technical staff is generally familiar with the SMA patent environment and has reviewed patent searches when considered relevant, the Company has not requested any legal opinion to determine whether any of its current or contemplated products would infringe any existing patents.

The Company cannot guarantee that any patent will be issued as a result of its pending applications in either the U.S. or any foreign country or any future applications in either the United States of America or any foreign country or that, if issued, these patents will be sufficient to protect the Company’s technology. The patent laws and laws concerning proprietary rights of some foreign countries may not protect the Company’s patent or proprietary rights to the same extent as do the laws of the United States of America. This may make the possibility of piracy of the Company’s technology and products more likely.

The Company cannot guarantee that the steps it has taken to protect its patents will be adequate to prevent misappropriation of its technology. In addition, the Company cannot guarantee that any existing or future United States of America or foreign patents will not be challenged, invalidated or circumvented, or that any patent granted will provide us with adequate protection or any competitive advantages.

RESEARCH AND DEVELOPMENT

During fiscal 2005, the Company spent $2,401,000 on “pure” research and development (i.e., research and development performed by the Company at its own cost for purposes of developing future products). In comparison, the Company spent approximately $2,878,000 and $2,465,000 during fiscal 2004 and 2003, respectively, on similar research and development. The decrease in “pure” research and development was due to a shift in focus of staff engineers at the Company’s nitinol operations from development of future products to new process development and prototype support. These costs contribute to the development of SMA components pursuant to customer arrangements which is considered “funded” research, and, for purposes of the Company’s financial statements, are part of “cost of revenues,” rather than research and development. The Company anticipates modest increases in the amount of “pure” research and development that it undertakes as the Company’s growth continues.

Due to the shift of engineering focus and the Putnam Acquisition, the Company spent $2,414,000 during fiscal 2005 on “funded” research and development. These costs are borne directly by the customers of the Company. By comparison, the Company spent $618,000 and $483,000 on “funded” research and development in fiscal 2004 and 2003, respectively. The amount of “funded” research and development that the Company will undertake in the future will depend upon its customers’ needs.

EMPLOYEES

As of June 30, 2005, the Company had 321 full-time employees and four part-time employees. Of the full-time employees, 40 were executive or management personnel and 44 were science and research personnel.

None of our employees are represented by collective bargaining units. The Company believes that its relationship with its employees is generally good.

In addition, as of June 30, 2005, the Company had 35 “temporary” employees (i.e., employees of temporary staffing companies) working for the Company.

ITEM 2. PROPERTIES

The Company’s headquarters and east coast manufacturing operations are located at 3 Berkshire Blvd., Bethel, CT 06801. The facility is leased pursuant to a lease agreement entered into in May 2001, the term of which expires on June 17, 2011. The building is a single story, brick and block construction facility located in Berkshire Corporate Park, a suburban office center. The premises has a floor area of approximately 37,500 square feet, of which approximately 8,200 square feet is used by the Company for general administrative, executive, and sales purposes, and approximately 29,300 square feet is used for engineering, manufacturing, research and development operations and an environmentally controlled area (“clean room”). The lease provides for an initial monthly base rental of approximately $28,000, with provision for annual adjustment, effective June 1st of each calendar year, based on the Consumer Price Index. Effective June 1, 2005, the monthly rent was increased to approximately $32,000 to reflect changes in the Consumer Price Index.

A leased facility located at 4065 Campbell Avenue, Menlo Park, California 94025 is the principal site of the Company’s west coast manufacturing operations. These premises have a floor area of approximately 28,032 square feet, which is used by the Company for manufacturing, warehousing, general administrative and research and development operations. On August 27, 2001, the Company signed a lease, effective October 1, 2001, with 4065 Associates, L.P., the landlord of the facilities located at 4065 Campbell Avenue, Menlo Park, for a lease which was scheduled to end on March 31, 2003. The lease provided for a monthly base rental of approximately $49,000. On November 6, 2001, the Company amended the lease to extend the term until September 30, 2004. Under the terms of the amended lease, the Company was to continue to pay a monthly base rent of approximately $49,000 through March, 2003, and subsequent to that date, the monthly base rental would be modified to reflect changes in the Consumer Price Index. A second amendment to the lease became effective July 1, 2003, extending the lease to June 30, 2008 and adjusted the monthly rent amount to approximately $24,000. Subsequent rent adjustments of approximately 3% per year are also set forth in the second amendment. Effective July 1, 2005, the monthly base rent was adjusted to approximately $25,000. The other major provisions of the lease remain unchanged.

To accommodate growth in the Company’s medical device components business, on March 15, 2000, the Company subleased approximately 10,000 square feet of additional light manufacturing and office space at 4020 Campbell Avenue, Menlo Park, California. On April 12, 2001, the Company amended the sublease to extend the term until September 30, 2004, with a series of options to extend the sublease through April 14, 2006. On June 25, 2004, the Company extended the sublease until September 30, 2005 at a monthly base rent of approximately $11,220. The other major provisions of the lease remain unchanged. In December 2004, the Company signed an agreement to lease the entire 22,000 square foot facility at a monthly base rent of $18,000 through June 30, 2008, with a sixty month renewal option at market rates.

Upon the completion of the Putnam Acquisition in November 2004, the Company signed a lease for Putnam’s manufacturing facility located at 130 Louisa Viens Drive, Dayville, CT 06241 These premises have a floor area of approximately 35,950 square feet, which is used by Putnam for manufacturing, warehousing, general administrative and research and development operations. The lessor is Mr. James V. Dandeneau, the sole shareholder of Putnam Plastics Corporation, and currently a director and executive officer of the Company. The term of the lease is from November 9, 2004 to November 30, 2009 with renewal options to extend the term for two terms of thirty months at market rates. The monthly base rent is $18,000.

On January 1, 2005, the Company signed a lease for 2,012 square feet of storage space at 40 Louisa Viens Drive, Dayville, CT from Mr. Dandeneau for $1,000 per month on a month-to-month basis.

Management believes that the existing facilities of the Company are suitable and adequate for the Company’s present needs and that the properties are adequately covered by insurance. If the Company is successful in achieving substantial growth, it is possible that the Company will require additional manufacturing and office space over the next several years.

ITEM 3. LEGAL PROCEEDINGS

The Company is a co-defendant in a series of counterclaims filed by Kentucky Oil, NV (“Kentucky Oil”) vs. the Company and a third-party, Schlumberger. The referenced action was initiated by a filing made by the Company in the U.S. District Court for the Southern District of Texas on May 14, 2004. The Company filed the action in response to written statements made by Kentucky

Oil to Schlumberger alleging that the Company had misappropriated proprietary technology from Kentucky Oil and improperly transferred it to Schlumberger. In its complaint, the Company alleged that Kentucky Oil committed libel, business disparagement, and engaged in unfair business practices against the Company as a result of the statements. In addition, the Company requested a declaratory judgment that no misappropriation of technology occurred.

Pursuant to a stipulation between the parties, the civil action was transferred to the Northern District of California, San Jose Division, on September 13, 2004. Further, as result of the stipulation, Kentucky Oil waived its objections to personal jurisdiction and the Company withdrew its claims for libel, disparagement, and unfair business practices, leaving the Company’s claim for a declaratory judgment as the sole remaining count.

Kentucky Oil filed an Answer and Counterclaims on November 2, 2004, which included counterclaims against the Company for breach of a Collaboration Agreement, on behalf of Kentucky Oil (“First and Second Counterclaims”), against the Company and Schlumberger for misappropriation of trade secrets (“Third Counterclaim”), conversion of intellectual property (“Fourth Counterclaim”), joinder of Defendant Peter Besselink as co-inventor of several patent applications filed by Schlumberger based on the alleged misappropriated intellectual property (“Fifth Counterclaim”), and, alternatively, for a declaration that the Schlumberger patent applications are invalid and unenforceable (“Sixth Counterclaim”). In February of 2005, the Company and Schlumberger filed motions to dismiss Kentucky Oil’s Third, Fourth, Fifth and Sixth Counterclaims. The motions were heard on April 1, 2005 and, on April 8, 2005, the Court issued an Order granting the motions to dismiss as to the Fourth, Fifth and Sixth Counterclaims, and denying the motions as to the Third Counterclaim.

On May 6, 2005, Kentucky Oil filed its second amended counterclaims, adding claims against the Company and Schulmberger for unfair competition and unjust enrichment. Schulmberger filed a motion to dismiss the two new counterclaims in June 2005, and a hearing on the motions was held on July 8, 2005. On June 30, 2005, the parties held a mediation session before a court appointed mediator in which the parties did not reach a settlement. On July 14, 2005, the Court issued an order denying the motion to dismiss the newly added counterclaims.

On September 2, 2005, the Court held a case management conference to assess the status of discovery and to establish a discovery plan going forward. As a result of the conference, the Court set a 90-day period for the parties to conduct written discovery and set another case management conference to be held after the 90-day period, on December 9, 2005. The Company believes the counterclaims are without merit and is vigorously defending its position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the American Stock Exchange under the symbol MRY. On June 30, 2005, there were 3,992 holders of record of the Company’s Common Stock.

The following table sets forth the quarterly high and low closing prices for the common stock over the past two years.

	Fiscal year ended June 30
	2005		2004
	High	Low	High	Low
1st Quarter	$2.25	$1.16	$1.49	$0.97
2 nd Quarter	2.80	2.00	2.13	1.30
3rd Quarter	2.15	1.73	2.06	1.53
4th Quarter	2.15	1.53	2.13	1.56

The Company has never paid a cash dividend on its Common Stock and the Company does not contemplate paying any cash dividends on its Common Stock in the near future. Pursuant to the Company’s November 9, 2004 amended and restated loan agreement with its principal lender, the Company is not permitted to declare or pay cash dividends.

On November 9, 2004, in connection with the Putnam Acquisition, the Company issued 2,857,143 shares of Memry common stock (with a fair value of $4.6 million) to the sole shareholder of Putnam Plastics Corporation, Mr. James V. Dandeneau. The shares are subject to various restrictions, including a holding period which prohibits the sale of the shares for a period of eighteen months after November 9, 2004. Additionally, after the expiration of the holding period, subject to certain exceptions, the sale of shares in the public market is limited to 250,000 per calendar quarter. Mr. Dandeneau is currently an executive officer of the Company and member of the Board of Directors. On December 8, 2004, a warrantholder exercised warrants for 50,000 shares of the Company’s common stock at an exercise price of $2 per share. Such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

(a) The following table sets forth selected consolidated financial data with respect to the Company for each of the five years in the period ended on June 30, 2005, which were derived from the audited consolidated financial statements of the Company and should be read in conjunction therewith. Please see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information concerning the comparability of the selected financial data of the Company.

	Years Ended June 30,
	2005 (1)	2004	2003 (2)	2002	2001
	In thousands, except per share data
Revenues	$45,008	$34,492	$34,007	$32,895	$29,913
Net income (loss)	2,725	2,378	8,828	3,783	(4,689)
Earnings (loss) per share:
Basic	$0.10	$0.09	$0.35	$0.16	$(0.21)
Diluted	0.10	0.09	0.34	0.15	(0.21)
Total Assets	52,800	32,988	30,127	22,188	19,053
Long-term debt including current maturities	11,374	1,479	1,892	2,008	3,119
Stockholders’ equity	35,769	28,224	25,648	16,620	11,130

(1)	The selected financial data of the Company includes the results of operations of Putnam since the November 9, 2004 date of acquisition.
(2)	During the year ended June 30, 2003, the deferred income tax valuation allowance of $7,569,000 was eliminated based on management’s assessment of the Company’s operating performance and realizability of operating loss carryforwards and other temporary differences.

(b) The following table sets forth selected quarterly consolidated financial data for the years ended June 30, 2005 and June 30, 2004.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share data

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FISCAL YEAR
Revenues
FY2005	$9,112	$9,877	$12,674	$13,345	$45,008
FY2004	8,159	8,104	8,571	9,658	34,492
Gross Profit
FY2005	3,500	3,826	5,072	5,515	17,913
FY2004	3,459	2,932	3,411	4,008	13,810
Net Income
FY2005	703	406	735	881	2,725
FY2004	497	228	365	1,288	2,378
Basic Earnings Per Share
FY2005	$0.03	$0.01	$0.03	$0.03	$0.10
FY2004	0.02	0.01	0.01	0.05	0.09
Diluted Earnings Per Share
FY2005	$0.03	$0.01	$0.03	$0.03	$0.10
FY2004	0.02	0.01	0.01	0.05	0.09

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Memry provides design, engineering, development and manufacturing services to the medical device and other industries using the Company’s proprietary shape memory alloy and specialty polymer-extrusion technologies. Shape memory alloys are advanced materials which possess the ability to change their shape in response to thermal and mechanical changes, and the ability to return to their original shape following deformations from which conventional materials cannot recover. Specialty polymer-extrusion products are complex, multi-lumen, multi-layer extrusions used for guide wires, catheter shafts, delivery systems and various other interventional medical procedures.

The Company provides shape memory alloy products and services from facilities located in Bethel, Connecticut and Menlo Park, California and specialty polymer-extrusion products and services from the Putnam facility in Dayville, Connecticut. Memry processes raw material (usually nitinol, an alloy of nickel and titanium, and plastic polymers) into semi-finished products such as wire, strip or nitinol and co-extruded tube. Products in these forms are referred to as “semi-finished” materials and are marketed directly, primarily to medical device companies, for use in products such as guidewires, endodontic files, stents, delivery systems, catheters and catheter shafts. The Company also further processes its semi-finished materials into formed components and sub-assemblies. Formed components are made by taking the semi-finished material and further processing them by bending, kinking, coating, stamping, crimping, grinding, tipping, laser cutting, etc. into specific forms specified by customers. Sub-assemblies involve taking the semi-finished materials or formed components produced by the Company and combining or assembling them with other products that have been outsourced by Memry to form a larger component or “sub-assembly” required by an OEM, usually in the medical device field. Examples are sub-assemblies sold for use in endoscopic instruments and finished stent rings utilized in stent graft products. The Company believes that the medical device market for shape memory alloys and specialty polymer- extrusion is growing. Early applications were for general surgical instruments and for various vascular procedures. Recently, new opportunities have appeared in orthopedic, urological, electrophysiology, and embolic protection devices.

Approximately 94% of the Company’s products and services are sold to medical device companies, with the balance being utilized in a variety of industrial and commercial applications. The Company sells primarily through a direct sales force, with sales representatives located in the U.S. and Europe. The medical device industry has very strict quality requirements, and the ability to meet these requirements and the requested shipment schedules is a key determinant of success. Price competition has historically been a key competitive variable in products that are not technically difficult to manufacture, such as basic wire for use in applications such as cell-phone antennas. Recently, as awareness of potential applications has increased and the industry has grown, the Company has noted increased competition for tube products and sub-assemblies, with commensurate pressure on prices and margins.

Two key areas where management focuses its attention are to reduce the Company’s dependence on a small number of products/procedures and to improve manufacturing efficiency. Through product development and acquisition, the Company has expanded the number of products and customers over the past several years and reduced its dependence on a few key products, notably AAA stent graft components. Product and customer diversification continues to be a major strategic initiative for the Company. In addition to providing additional products and services through its core business operations, the Company is continuing to explore diversification through acquisitions, such as Putnam, joint ventures, and investments. Much of the variability in the Company’s margins over the past several years can be explained by variations in manufacturing efficiency due to product mix and volume. In addition, the Company has gained efficiencies through a constant process improvement process which has made manufacturing processes more efficient and improved product yields, thereby reducing material losses and improving margins.

RECENT DEVELOPMENTS

On November 9, 2004, the Company completed the Putnam Acquisition. The results of Putnam’s operations have been included in the consolidated results of operations during the period from November 9, 2004, the date of the Putnam Acquisition, to June 30, 2005. The purchase price, including acquisition costs, consisted of $18.9 million in cash (of which $629,000 were accrued payments as of June 30, 2005), 2,857,143 shares of Memry common stock (with a fair value of $4.6 million) and $2.5 million in deferred payments (with a fair value of $2.2 million). The shares are subject to various restrictions, including a holding period which prohibits the sale of the shares for a period of eighteen months after November 9, 2004. Additionally, after the expiration of the holding period, subject to certain exceptions, the sale of shares in the public market is limited to 250,000 per calendar quarter. The cash portion of the purchase price was financed through a senior credit facility, the issuance of subordinated debt and cash on hand. Refer to the discussion of liquidity and capital resources within this management’s discussion and analysis of financial condition and results of operations for further details regarding the financing of the Putnam Acquisition.

Putnam is one of the nation’s leading, specialty polymer-extrusion companies serving the medical device industry. Its primary products are complex, multi-lumen, multi-layer extrusions used for guide wires, catheter shafts, delivery systems and various other interventional medical procedures.

Looking forward, management of the Company believes the Putnam Acquisition will reinforce the Company’s market position as a strategic supplier of enabling technologies, products and services to the medical-device industry. The Company and Putnam supply critical products for many of the same device companies and, occasionally, for the same applications within those companies. It is expected that the combination of the two companies will lead to greater leverage in penetrating the current market and customer base. In addition, together, the Company and Putnam expect to be able to create new applications and customers that could not be developed by either company alone.

ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Our significant policies are disclosed in the notes to the consolidated financial statements.

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to accounts receivable, inventories, goodwill, intangible assets, income taxes, and contingencies and litigation, are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Goodwill and Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value. Goodwill was $13,946,000 and $1,038,000 at June, 2005 and June 30, 2004, respectively, an increase of $12,908,000 attributable to the Putnam Acquisition.

Intangible assets consist primarily of management’s estimates of developed technology, customer relationships, trade name, and other intangible assets that have been identified as a result of the appraisal process regarding the Putnam Acquisition. These assets are being amortized over their useful life, determined to be 4.5 to 20 years, depending on asset class. For further details of the acquisition, refer to the discussion of recent developments within this management’s discussion and analysis of financial condition and results of operations. In addition, the acquired patents existing prior to the Putnam Acquisition are being amortized using the straight-line method over their estimated useful life of 15 years. We review intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value is not recoverable. Intangible assets, net of accumulated amortization, were $7,842,000 and $933,000 as of June 30, 2005 and 2004, respectively. All of the increase is attributable to the Putnam Acquisition, offset by amortization expense of $491,000 for the year ended June 30, 2005.

Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $4,899,000 and $6,150,000 at June 30, 2005 and 2004, respectively.

Contingencies and Litigation. We are currently involved in certain legal proceedings and, as required, have accrued estimates of probable costs for the resolution of these claims. These estimates have been developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 17 to the consolidated financial statements for more detailed information on our litigation exposure.

RESULTS OF OPERATIONS

	Years Ended June 30,
	2005		2004		Increase
Revenues	$	%	$	%	$	%
Product line:
Shape memory alloys and other metals	$36,975,000	82.2%	$34,492,000	100.0%	$2,483,000	7.2%
Specialty polymer-extrusion	8,033,000	17.8	—	—	8,033,000	100.0

Total	$45,008,000	100.0%	$34,492,000	100.0%	$10,516,000	30.5%

The following table sets forth the Company’s consolidated statements of income for the years ended June 30, 2005 and 2004.

	Years Ended June 30,
	2005		2004		Increase/(decrease)
	$	%	$	%	$	%
Revenues	$45,008,000	100.0%	$34,492,000	100.0%	$10,516,000	30.5%
Cost of Revenues	27,095,000	60.2	20,682,000	60.0	6,413,000	31.0

Gross Profit	17,913,000	39.8	13,810,000	40.0	4,103,000	29.7

Operating Expenses:
Research and development	2,401,000	5.3	2,878,000	8.3	(477,000)	(16.6)
General, selling and administration	9,571,000	21.2	7,600,000	22.0	1,971,000	25.9
Amortization of intangible assets	379,000	0.8	133,000	0.4	246,000	185.0

	12,351,000	27.4	10,611,000	30.7	1,740,000	16.4

Operating Income	5,562,000	12.4	3,199,000	9.3	2,363,000	73.9

Loss on extinguishment of debt	(182,000)	(0.4)	—	—	(182,000)	N/A

Other income	60,000	0.1	—	—	60,000	N/A

Interest:
Expense	(1,189,000)	(2.6)	(74,000)	(0.2)	(1,115,000)	N/A
Income	157,000	0.3	92,000	0.2	65,000	70.7

	(1,032,000)	(2.3)	18,000	0.0	(1,050,000)	N/A

Income before income taxes	4,408,000	9.8	3,217,000	9.3	1,191,000	37.0

Provision for income taxes	1,683,000	3.7	839,000	2.4	844,000	100.6

Net Income	$2,725,000	6.1%	$2,378,000	6.9%	$347,000	14.6%

Year Ended June 30, 2005, compared to Year Ended June 30, 2004.

Revenues. For the past several years, the Company has focused on increasing the amount of value-added products it provides to the marketplace, i.e., products where additional processing is performed on basic nitinol wire, strip, or tube before it is shipped to the customer. Putnam, as part of its extruded polymer business, is also focusing on increasing the amount of value-added work it does to its basic polymer catheters. One market segment of particular interest to the Company is the market for repair of Abdominal Aortic Aneurysms (AAA) using nitinol-based stent grafts. These stent-graft repair products are a significant driver of the Company’s revenue. However, because the market for stent components is very dynamic and rapidly changing, the Company has found it difficult to accurately forecast demand for its stent components. Delays in product launches, uncertain timing on regulatory approvals, inventory adjustments by our customers, market share shifts between competing stent platforms and the introduction of next-generation products have all contributed to the variability in revenue generated by shipments of medical stent components.

Revenues increased 30% to $45,008,000 during the year ended June 30, 2005 compared to $34,492,000 during fiscal year 2004, an increase of $10,516,000. Most of the increase is due to the inclusion of revenues generated by Putnam. Putnam’s revenues during the period from November 9, 2004 to June 30, 2005 were $8,033,000.

Another major contributor to the increase in revenues was shipments of nitinol wire-based stent components which increased approximately $1,150,000 during the year ended June 30, 2005 compared to fiscal year 2004. Shipments of nitinol tube-based stent components increased approximately $1,100,000 over the same period. Looking foward to fiscal year 2006, the Company anticipates that overall nitinol stent component revenue for fiscal year 2006 will suffer some decline from the revenues in fiscal year 2005.

        Also contributing to the increase in revenues in fiscal 2005 were higher shipments of arch wire products which increased approximately $775,000, microcoil and guidewire products which increased approximately $425,000 and tinel lock, which increased approximately $200,000. Shipments of components utilized in general surgical applications increased approximately $1,000,000 fiscal 2005 over fiscal 2004. Additionally, revenue from prototype development, and research and development activities increased approximately $600,000 (excluding Putnam’s revenue during the period from November 9, 2004 to June 30, 2005 for similar activities of an additional $750,000). The Company believes that the increase in revenue from prototype development and research and development activities is an indication that its efforts to “fill the pipeline” with new product development opportunities is having some success. Offsetting these increases was an approximately $2,625,000 decline in revenue from super elastic tube resulting primarily from what the Company believes are inventory adjustments at a major tube customer, price discounts, and customer loss of market share. Shipments of high pressure sealing plugs decreased approximately $200,000 in the fiscal year 2005 compared to the fiscal year 2004.

Costs and Expenses. Cost of revenues increased $6,413,000 or 31% to $27,095,000 in fiscal 2005 from $20,682,000 in fiscal 2004. The increase was primarily the result of two factors. First, there was a shift in focus of staff engineers at Memry’s nitinol operations from new process development and prototype support, which is an operating expense, to manufacturing support, which is a manufacturing expense. In addition, the $8,033,000 of revenues from November 9, 2004 to June 30, 2005 due to the Putnam Acquisition had a cost of revenues of $4,537,000.

As a result of these factors, the Company’s gross profit declined slightly from 40.0% for the year ended June 30, 2004 to 39.8% for the year ended June 30, 2005. The Company’s ability to maintain or grow its gross profit margin is dependent on several factors. One is the success of the Company in securing sufficient business to absorb plant overhead, particularly high margin nitinol tube business. The Company is also in the process of reviewing the manufacturing operations at Putnam, including whether additional investment in staff, equipment, and systems may be required to grow Putnam’s revenues over the next several years. To the extent such expenditures are required, it may have the effect of reducing profitability, particularly in the short-term, at Putnam.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets increased $1,740,000 or 16%, to $12,351,000 during fiscal 2005, compared to $10,611,000 for fiscal 2004. The dollar increase reflects the addition of administrative and sales and marketing personnel and programs associated with the Putnam Acquisition and amortization of related intangible assets of $358,000. In addition, the Company increased its investment in sales and marketing through additional spending on advertising, trade shows, and marketing literature. The Company also incurred higher personnel costs, including bonuses of $318,000, and increased consultants’ fees in conjunction with the Sarbanes-Oxley Act of 2002 Section 404 implementation efforts. Offsetting these increases, the shift in focus of staff engineers at the Company’s nitinol operations from new process development and prototype support, which is an operating expense, to manufacturing support, which is a manufacturing expense, had the effect of reducing operating expenses.

The decrease of operating expenses as a percentage of revenue from 31% in fiscal year 2004 to 27% in fiscal year 2005 was primarily a net result of the above factors and the 30% increase in revenues in fiscal 2005 over fiscal 2004. Revenue growth from the Putnam Acquisition and of nitinol-based products has enabled and will allow the Company to leverage the efforts of its sales and marketing and administrative organizations by broadening the line of products sold through our sales channels and utilizing existing human resource, accounting, and executive staff in supporting the Company’s requirements.

Nonoperating income and expenses. Loss on extinguishment of debt of $182,000 in fiscal year 2005 was due to the write-off of deferred financing costs of $107,000 and the penalty on the prepayment of subordinated debt of $75,000. The Company prepaid this portion of the subordinated debt in order to reduce interest expense in future periods. Net interest expense was $1,032,000 for fiscal 2005 compared to net interest income of $18,000 in fiscal 2004. The change from year to year was due principally to an increase in interest expense and amortization of deferred financing costs associated with a higher level of borrowing utilized to finance a portion of the Putnam Acquisition.

Income Taxes. The Company recorded a provision for income taxes of $1,683,000 for the year ended June 30, 2005, compared to a provision of $839,000 for the year ended June 30, 2004. The increase in provision is the result of an increase in the Company’s pretax income in fiscal 2005 and the recording of state research and development (“R&D”) tax credits of $350,000 in fiscal 2004. Before the R&D tax credits in fiscal 2004, the effective income tax rates were 38% in fiscal year 2005 and 37% in fiscal year 2004.

Net Income. As a result of the factors discussed above, the Company’s net income increased by $347,000, to $2,725,000 for the fiscal year 2005 compared to net income of $2,378,000 for fiscal year 2004.

Year Ended June 30, 2004, compared to Year Ended June 30, 2003.

	Years Ended June 30,
	2004		2003		Increase/(decrease)
	$	%	$	%	$	%
Revenues	$34,492,000	100.0%	$34,007,000	100.0%	$485,000	1.4%
Cost of Revenues	20,682,000	60.0	22,608,000	66.5	(1,926,000)	(8.5)

Gross Profit	13,810,000	40.0	11,399,000	33.5	2,411,000	21.2

Operating Expenses:
Research and development	2,878,000	8.3	2,465,000	7.2	413,000	16.8
General, selling and administration	7,600,000	22.0	6.664,000	19.6	936,000	14.0
Amortization of intangible assets	133,000	0.4	133,000	0.4	—	—

	10,611,000	30.7	9,262,000	27.2	1,349,000	14.6

Operating Income	3,199,000	9.3	2,137,000	6.3	1,062,000	49.7

Interest:
Expense	(74,000)	(0.2)	(126,000)	(0.4)	52,000	(41.3)
Income	92,000	0.2	61,000	0.2	31,000	50.8

	18,000	0.0	(65,000)	(0.2)	83,000	(127.7)

Income before income taxes	3,217,000	9.3	2,072,000	6.1	1,145,000	55.3

Provision (benefit) for income taxes	839,000	2.4	(6,756,000)	(19.9)	7,595,000	(112.4)

Net Income	$2,378,000	6.9%	$8,828,000	26.0%	$(6,450,000)	(73.1)%

Revenues. Revenues increased 1% in fiscal 2004, to $34,492,000 from $34,007,000 in fiscal 2003, a net increase of $485,000. Shipments of wire-based medical stent components decreased approximately $1,900,000 between fiscal 2003 and fiscal 2004. The decrease in the wire-based medical stent components is a result of inventory adjustments and delays in product launch by a large medical device customer of the Company. Tube-based medical stent components increased approximately $1,400,000 during the same period.

Other medical device component shipments, including products utilized in minimally invasive surgery, decreased approximately $1,700,000 between fiscal 2003 and fiscal 2004. This decrease related almost entirely to a customer of the Company that faced new competition which has led to a decrease in unit shipments to that customer and a reduction in unit prices charged by the Company. Microcoil and guidewire products, where the Company placed increased marketing and sales emphasis, increased approximately $550,000 between fiscal 2003 and fiscal 2004. A new orthopedic product for bone tamps provided approximately $300,000 of revenues in fiscal 2004.

Revenues from sales of high pressure sealing plugs, arch wire and other wire products increased approximately $600,000 during fiscal 2004 compared to fiscal 2003, and revenues from prototype development and R&D activities increased approximately $150,000 during fiscal 2004 as compared to fiscal 2003. Revenues from super elastic tube shipments increased $1,500,000 in fiscal 2004 versus fiscal 2003, due primarily to increasing usage in neurological applications and for embolic protection procedures. Shipments of martinsitic wire and rod, utilized in various industrial applications, decreased approximately $350,000. Shipments of tinel lock decreased approximately $100,000 in fiscal 2004 versus fiscal 2003.

Costs and Expenses. Manufacturing costs (including costs associated with research and development revenues) decreased to $20,682,000 in fiscal 2004 from $22,608,000 in fiscal 2003, a decrease of $1,926,000, or 8.5%. This decrease is due mainly to productivity improvements in the form of higher yields and the resultant reduction in scrap, primarily in tube manufacturing and processing in the Company’s west coast facility. The Company’s Bethel, Connecticut manufacturing facility also experienced productivity improvements in fiscal 2004 compared to fiscal 2003, reflecting improved manufacturing yields and rapid adjustment of staffing to levels of business.

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

Operating expenses, including general, selling and administration expenses and research and development costs increased $1,349,000, or 14.6%, to $10,611,000 in fiscal 2004, as compared to $9,262,000 in fiscal year 2003. General, selling and administration expenses increased to $7,600,000 in fiscal 2004 from $6,664,000 in fiscal year 2003, an increase of $936,000. This increase is primarily due to the bonus of $596,000 in fiscal 2004, which is based on a plan approved by the Company’s compensation committee that accrues bonuses based on a combination of pre-tax profit and individual performance. There was no bonus expense in fiscal 2003. Another factor that contributed to the increase in general, selling and administration expenses was the increase in investment banking fees which reflects the Company’s increased efforts in the areas of business development and mergers and acquisitions. The Company has maintained its current levels of expenditures on selling and marketing in order to support future growth in revenues. The Company incurred research and development expenses of $2,878,000 relating to its own internal products as well as the development of future products in fiscal 2004 compared to $2,465,000 during fiscal 2003. This increase is primarily due to an increase in engineering expense resulting from a shift in focus of staff engineers from manufacturing support to new process development and prototype support.

Amortization of intangible assets was $133,000 for both periods. Net interest changed to income of $18,000 in fiscal 2004 from an expense of $65,000 in fiscal 2003, due primarily to an increase in interest income associated with a higher average cash balance and a reduction in interest expense associated with a reduced level of borrowings.

Income Taxes. The Company recorded a provision for income taxes of $839,000 for fiscal year 2004 versus a tax benefit of $6,756,000 for fiscal 2003. This change is due primarily to the elimination of the deferred tax valuation allowance of $7,569,000 in fiscal 2003 to recognize deferred tax assets at amounts considered by management more likely than not to be realized and the recording of state R&D tax credits of $350,000 in fiscal year 2004. Before the state R&D tax credits in fiscal 2004 and prior to the elimination of the deferred tax valuation allowance in fiscal 2003, the effective rates were 37% in fiscal 2004 and 39% in fiscal 2003.

Net Income. Due to the items noted above, the Company’s net income decreased by $6,450,000, to $2,378,000 in fiscal 2004 compared to net income of $8,828,000 in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company’s cash and cash equivalents balance was $4,141,000, a decrease of $8,263,000 from $12,404,000 at the start of fiscal 2005. In addition, the Company has $1,500,000 of cash collateral deposits relating to cash reserve requirements of the Credit and Security Agreement with Webster Business Credit Corporation dated November 9, 2004 (the “Webster Agreement”) that are classified as other assets. Net cash provided by operating activities was $7,152,000 for the year ended June 30, 2005, an increase of $1,059,000 from $6,093,000 provided during the fiscal year ended June 30, 2004. This increase was due principally to an increase in cash generated by net income and adjustments to reconcile net income to net cash provided by operating activities of $2,116,000 and increases in accounts payable and accrued expenses of $834,000, partially offset by increases in inventories of $1,423,000, accounts receivable of $218,000 and prepaid expenses and other current assets of $162,000.

Net cash used in investing activities increased $21,506,000 to $22,230,000 during fiscal year 2005 compared to $724,000 during fiscal year 2004. This increase was due to cash used for the Putnam Acquisition of $18,245,000, cash collateral deposits of $1,500,000, increases in capital expenditures of $1,371,000, and an investment made in Biomer of $400,000, in the form of a 2% unsecured convertible promissory note.

During the year ended June 30, 2005, net cash provided by financing activities was $6,815,000, reflecting the senior financing and equipment line of credit from Webster Business Credit Corporation and subordinated loans from Brookside Pecks Capital Partners, L.P. and Ironbridge Mezzanine Fund, L.P. of $12,012,000 reduced by the pay-down of notes payable and capital lease obligations of $4,710,000 as well as financing fees of $659,000. Working capital at June 30, 2005 was $8,342,000, a decrease of $8,561,000 from $16,903,000 at June 30, 2004. The decrease in working capital is primarily a result of cash and cash equivalents used for the Putnam Acquisition.

In fiscal 2004 the primary capital requirement was to fund additions to property, plant and equipment. In fiscal year 2005, the primary capital requirement was to fund the Putnam Acquisition, additions to property, plant, and equipment, and the Company’s investment in Biomer.

On January 30, 2004, the Company and Webster Bank entered into a Second Amended and Restated Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement which was scheduled to expire on January 30, 2009 (the “Webster

Facility”). The Webster Facility included a revolving line of credit for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 30% of eligible inventories. In connection with the Webster Facility, several existing term loans and equipment line advances totaling $1,546,000, plus additional proceeds of $28,000, totaling $1,574,000 were refinanced into a single term loan, payable in equal monthly installments over a five year period ending January 30, 2009. The Webster Facility included an equipment line of credit that provided for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through January 30, 2009. The Webster Facility also provided for an acquisition line of credit of up to $2,000,000 providing certain terms and conditions are met. Interest on the term note payable, revolving line of credit, equipment line of credit, and acquisition line of credit was variable based on LIBOR plus a spread adjusted quarterly based upon the Company’s fixed charge coverage ratio, as defined. The Webster Facility was collateralized by substantially all of the Company’s assets. On November 9, 2004, the Webster Facility was repaid and replaced by the Webster Agreement discussed in the subsequent paragraph.

In connection with the Putnam Acquisition on November 9, 2004, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”) which replaced the Webster Facility. The Webster Agreement includes a term loan facility consisting of a five year term loan of $1.9 million (the “Five Year Term”) and a three year term loan of $2.5 million (the “Three Year Term”), collectively (the “Term Loan Facility”). Both term loans are repayable in equal monthly installments with the additional requirement that, under the Three Year Term, a prepayment of 50% of excess cash flow, as defined, be made annually within 90 days of the Company’s fiscal year end. The excess cash flow prepayment requirement was waived by Webster Business Credit Corporation for fiscal 2005, but remains in effect for the remaining years of the loan term. Interest under the Five Year Term is based upon, at the Company’s option, LIBOR plus 2.75% or the alternate base rate, as defined, plus 0.25%. Interest under the Three Year Term is based upon, at the Company’s option, LIBOR plus 3.75% or the alternate base rate, as defined, plus 1.25%. Borrowings under the Term Loan Facility were used to repay approximately $1.4 million in outstanding borrowings under the Webster Facility and to partially fund the Putnam Acquisition.

The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. As of June 30, 2005, there were no amounts outstanding under the revolving line of credit. Additionally, the Webster Agreement includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2005 at the same financing terms as the Five Year Term. Any outstanding amount under the equipment line as of November 9, 2005 will convert to a term loan payable monthly based on a seven year amortization schedule, but with a balloon payment of the then unpaid balance due November 9, 2009. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

The Webster Agreement contains various restrictive covenants, including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance a fixed charge coverage ratio and leverage ratio, as defined. Additionally, the Company is required to maintain cash as collateral security until the Three Year Term loan is paid in full. For the first year of the Webster Agreement, the collateral security is $1,500,000. This amount has been classified as cash collateral deposits on the consolidated balance sheet. After the first year of the Webster Agreement, collateral security must be held in an amount equal to 125% of the outstanding principal of the Three Year Term loan. Based on the current payment schedule, the outstanding principal balance on November 9, 2006 and November 9, 2007 would be $1,667,000 and $833,000, respectively, which would require collateral security in the amounts of $2,083,000 and $1,042,000 at November 9, 2006 and 2007, respectively.

Additional financing for the Putnam Acquisition was obtained on November 9, 2004 from Brookside Pecks Capital Partners, L.P. and Ironbridge Mezzanine Fund, L.P. in the form of a $7.0 million subordinated loan due November 9, 2010 (the “Subordinated Loan”). The interest rate on the Subordinated Loan is 17.5%, of which 12% is payable quarterly with the remaining 5.5% payable in additional promissory notes having identical terms as to the Subordinated Loan. The interest rate is subject to reduction in the event certain pretax income thresholds are met and subject to increase in the event of default.

The Subordinated Loan contains various restrictive covenants including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with a fixed charge coverage ratio and leverage ratio, as defined.

In June 2005, the Company made a payment of $2.5 million against the Subordinated Loan which resulted in a 3% prepayment penalty of $75,000 and, as a result of the prepayment, the Company wrote-off $107,000 of deferred financing costs. The total of $182,000 is included in the loss on extinguishment of debt on the consolidated statement of income. At June 30 2005, a note payable of $4,752,000 was outstanding under the Subordinated Loan.

The remaining financing for the Putnam Acquisition was provided for with the Company’s cash on hand and $2.5 million in deferred payments. The deferred payments are non-interest bearing and are required to be paid to the seller in three equal annual installments beginning November 9, 2005. At June 30, 2005, an obligation of $2,313,000 was outstanding for the non-interest bearing deferred payments.

On August 24, 2004, the Company entered into a joint development program (the “Agreement”) with Biomer Technology Limited (“Biomer”), a privately-owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Under the terms of the Agreement the Company made a $400,000 initial investment in Biomer in the form of a 2% unsecured convertible promissory note (the “Note”). Interest on the Note is payable upon conversion, or upon repayment of the Note. As of June 30, 2005, the Company has accrued $7,000 in interest income that has been added to the note receivable. Under the terms of the Note, the Note plus accrued interest will be converted to ordinary shares of Biomer stock upon the occurrence of the earlier of, as defined, the successful completion of the joint development program, an additional equity financing of Biomer, the sale of Biomer, or December 31, 2005. Based upon conversion of the Note and the occurrence of the event that determines the conversion, the Company will own a 2.6% to 4.4% interest in Biomer. Under limited circumstances the Note plus accrued interest must be repaid in cash. The Agreement requires the Company to make an additional investment of $350,000 in Biomer in the event, as defined, a financing of Biomer occurs after the Note has been converted and successful completion of the joint development program has been accomplished. Additionally, as part of the joint development program and in consideration for services provided by Biomer in the joint development program, the Company agreed to pay Biomer $200,000 in four equal quarterly installments of $50,000 beginning August 24, 2004. As of June 30, 2005, three installments have been paid totaling $150,000. An additional $50,000 payment has been accrued as of June 30, 2005. The $200,000 is being amortized over the one year term of the joint development plan.

The Company has requirements to fund plant and equipment projects to support the expected increased sales volume of shape memory alloys and extruded-polymer products during the fiscal year ending June 30, 2006 and beyond. The Company expects that it will be able to finance these expenditures through a combination of existing working capital cash flows generated through operations and increased borrowings (including equipment financing). The largest risk to the liquidity of the Company would be an event that caused an interruption of cash flow generated through operations, because such an event could also have a negative impact on the Company’s ability to access credit. The Company’s current dependence on a limited number of products and customers represents the greatest risk to operations.

The Company has in the past grown through acquisitions (including the Putnam Acquisition, Wire Solutions, Inc. and Raychem Corporation’s nickel titanium product line). As part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company’s existing businesses. The Company intends to use available cash from operations, debt, and authorized but unissued common stock to finance any such acquisitions.

In December 2004, the Company signed a lease for one of its manufacturing facilities located in Menlo Park, CA , expanding its usage of the building from 10,000 to 22,000 square feet. The term of the lease is December 1, 2004 to June 30, 2008 and the monthly base rent is $18,000. A section of the building had been sublet for six months, but the sublessee did not exercise its one year option as of June 30, 2005 and the sublease was terminated.

Also in November 2004, the Company signed a lease for Putnam’s manufacturing facility located in Dayville, Connecticut. The lessor is Mr. James V. Dandeneau, the sole shareholder of Putnam Plastics Corporation, and currently a director and executive officer of the Company. The term of the lease from November 10, 2004 to November 30, 2009 with renewal options to extend the lease for two terms of thirty months. The monthly rent is $18,000.

Related Party Transactions

Following the Putnam Acquisition, the Company entered into agreements with the sole shareholder of Putnam Plastics Corporation, who is now an executive officer of Memry and serves on the Board of Directors, and continued a supply arrangement with a corporation in which he is a 50% owner. Also, In November 2004, in conjunction with the Putnam Acquisition, the Company signed a lease for Putnam’s manufacturing facility located in Dayville, Connecticut in which the sole shareholder of Putnam Plastics Corporation is the lessor. The term of the lease is from November 10, 2004 to November 30, 2009 with renewal options to extend the term for thirty months. The monthly rent was based on an independent appraisal and is $18,000. In addition, the Company is leasing 2,012 square feet of warehousing space from the sole shareholder of Putnam Plastics Corporation on a month-to-month basis. Total rent paid to the sole shareholder of Putnam Plastics Corporation was $145,000 during the year ended June 30, 2005. The sole shareholder of Putnam Plastics Corporation also owns a 50% shareholder of a company that is a supplier and customer of Putnam. Purchases from and sales to this company were $124,000 and $13,000, respectively, during the period from November 9, 2004 to June 30, 2005.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon the Company’s financial condition or results of operations.

Contractual Obligations

Presented below is a summary of contractual obligations as of June 30, 2005. See Notes 8 and 12 to the consolidated financial statements for additional information regarding long-term debt and operating lease obligations, respectively.

	Payment due by date
	(dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$11,374	$2,615	$3,469	$538	$4,752
Operating lease obligations	5,312	1,130	2,240	1,164	778
Capital lease obligations	—	—	—	—	—
Accrued purchase price of Putnam Acquisition	629	629	—	—	—
Purchase obligations	73	73	—	—	—

Total	$17,388	$4,447	$5,709	$1,702	$5,530

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) is a revision of SFAS No. 123 and supercedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services. It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) allows entities to apply a modified retrospective application to periods before the required effective date. SFAS No. 123(R) is effective for public entities that do not file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005, or in our case, July 1, 2005. We have not yet determined whether to use the modified retrospective application for periods prior to the effective date of SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. We do not anticipate that the adoption of SFAS No. 153 will have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, SFAS No. 154 requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS No. 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS No. 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change to the new accounting principle. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

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

We are also subject to interest rate risk on our $4.3 million notes payable with Webster Business Credit Corporation at June 30, 2005. Interest on the notes payable is variable based on LIBOR or an alternate base, as defined. We do not believe that an increase or decrease of 10% in the effective interest rate on the notes payable would have a material effect on our future results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the reports of independent registered public accounting firms thereon are set forth on pages F-1 through F-22 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As noted in the Company’s Form 8-K filed with the SEC on October 7, 2003, on September 30, 2003, the Company dismissed McGladrey & Pullen, LLP as its independent registered public accounting firm and appointed Deloitte & Touche LLP as its new independent registered public accounting firm. The decision to dismiss McGladrey & Pullen and to retain Deloitte & Touche was approved by the Company’s Board of Directors upon the recommendation of the Audit Committee. McGladrey & Pullen’s reports on the Company’s financial statements for the fiscal year ended June 30, 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended June 30, 2003 and June 30, 2002, and the subsequent period through September 30, 2003, there were no disagreements with McGladrey & Pullen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to McGladrey & Pullen’s satisfaction, would have caused them to make reference thereto in connection with their report on the Company’s consolidated financial statements for such year.

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

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in this Item will be contained in the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2005, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in this Item will be contained in the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2005, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item will be contained in the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2005, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this Item will be contained in the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2005, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this Item will be contained in the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2005, and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements: Reports of Independent Registered Public Accounting Firms; Consolidated Balance Sheets as of June 30, 2005 and 2004; Consolidated Statements of Income for the Years Ended June 30, 2005, 2004, and 2003; Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2005, 2004, and 2003; and Consolidated Statements of Cash Flows for the Years Ended June 30, 2005, 2004 and 2003; and notes to the Consolidated Financial Statements.

(2)	Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibit Listing

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement dated November 9, 2004, among the Company, Putnam Plastics Corporation and Mr. James Dandeneau	(19)

3.1	Certificate of Incorporation of the Company, as amended	(7)

3.2	By-Laws of the Company, as amended	(2)

3.3	Amendment Number 1 to By-Laws of the Company, as amended	(6)

4.1	Warrant to Purchase Common Stock issued to Brooks, Houghton & Company, Inc., dated June 30, 2001	(9)

4.2	Warrant to Purchase Common Stock issued to Brooks, Houghton & Company, Inc., dated August 30, 2001	(9)

4.3	Warrant to Purchase Common Stock issued to New England Partners, dated November 6, 2001	(9)

4.4	Warrant to Purchase Common Stock issued by the Company to ipCapital Group, Inc., dated December 18, 2001	(10)

4.5	Nontransferable Nonqualified Stock Option Agreement, dated January 31, 2002, between the Company and Robert J. Thatcher	(11)

4.6	Warrant No. 02-05 to Purchase Common Stock of the Company, dated April 3, 2002, issued to ipCapital Group Inc.	(11)

4.7	Warrant No. 02-06 to Purchase Common Stock of the Company, dated April 3, 2002, issued to ipCapital Group Inc.	(11)

4.8	Warrant No. 03-01 to Purchase Common Stock of the Company, dated April 10, 2003, issued to Trautman Wasserman & Co., Inc.	(12)

4.9	Warrant No. 03-02 to Purchase Common Stock of the Company, dated July 1, 2003, issued to Trautman Wasserman & Co., Inc.	(14)

4.10	Warrant No. 03-03 to Purchase Common Stock of the Company, dated October 1, 2003, issued to Trautman Wasserman & Co., Inc.	(15)

4.11	Warrant No. 03-04 to Purchase Common Stock of the Company, dated January 1, 2004, issued to Trautman Wasserman & Co., Inc.	(16)

10.1	Employee Non-Disclosure agreement, dated as of October 18, 1994, between the Company and James G. Binch	*(1)

10.2	Convertible Subordinated Debenture Purchase Agreement, dated as of December 22, 1994, between the Company and CII	(2)

10.3	Employee Agreement on Inventions and Patents, between the Company and James G. Binch	*(2)

10.4	Memry Corporation Stock Option Plan, as amended	*(3)

10.5	Amended and Restated Tinel-Lock Supply Agreement, dated as of February 19, 1997, and effective as of December 20, 1996, between the Company and Raychem Corporation	(4)

10.6	Memry Corporation’s Amended and Restated 1997 Long-Term Incentive Plan, as amended as of December 8, 2004	*(19)

10.7	Form of Nontransferable Incentive Stock Option Agreement under the 1997 Plan	*(5)

10.8	Sublease, dated February 3, 2000, by and between the Company and Pacific Financial Printing	(7)

10.9	Lease, dated February 8, 2001, between Berkshire Industrial Corporation and the Company	(8)

10.10	Business Park Lease, dated August 27, 2001, between 4065 Associates, L.P. and the Company, together with Agreement to Defer Certain Work, dated August 27, 2001, by and between 4065 Associates, L.P. and the Company	(8)

10.11	Amendment to Lease, dated November 6, 2001, between 4065 Associates L.P. and Memry Corporation, with Amendment to Agreement, dated November 6, 2001, by and between 4065 Associates L.P. and the Company	(9)

10.12	Sublease extension, dated September 2, 2003, by and between the Company and Pacific Financial Printing	(13)

10.13	Amendment to Lease, dated July 24, 2003, between 4065 Associates L.P. and the Company, with Second Amendment to Agreement, dated July 24, 2003, by and between 4065 Associates L.P. and the Company	(13)

10.14	Master Supply Agreement, date June 13, 2003, by and between Medtronic, Inc. and the Company	(13)

10.15	Agreement, dated as of January 30, 2003, by and between the Company and United States Surgical, Division of Tyco Healthcare Group, LP	+(13)

10.16	Amended and Restated Employment Agreement, dated as of May 18, 2004, between Dean Tulumaris and the Company	*(20)

10.17	Employment Agreement, dated as of March 1, 2003, between Ming Wu and the Company	*(14)

Exhibit Number	Description of Exhibit
10.18	Second Amended and Restated Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement, dated as of January 30, 2004, between the Company and Webster Bank.	(16)

10.19	Revolving Credit Note dated November 9, 2004 made by the Company to the order of Webster Business Credit Corporation	(18)

10.20	Capital Expenditure Note dated November 9, 2004 made by the Company to the order of Webster Business Credit Corporation	(18)

10.21	Credit and Security Agreement dated as of November 9, 2004 between the Company as borrower and Webster Business Credit Corporation as lender	(18)

10.22	Sublease extension, dated June 16, 2004, by and among the Company, Pacific Financial Printing and Albert Gounod	(17)

10.23	Employment Agreement, dated as of July 21, 2004, between Robert P. Belcher and the Company	(17)

10.24	Employment Agreement, dated as of September 8, 2004, between James G. Binch and the Company	(17)

10.25	Commercial Lease Agreement dated as of November 9, 2004 between James V. Dandeneau, as lessor, and MPAV Acquisition LLC, as lessee	(18)

10.26	Term Loan A Note dated November 9, 2004 made by the Company to the order of Webster Business Credit Corporation	(18)

10.27	Term Loan B Note dated November 9, 2004 made by the Company to the order of Webster Business Credit Corporation	(18)

10.28	Guaranty Agreement dated of as November 9, 2004 made by MPAV Acquisition LLC in favor of Webster Business Credit Corporation	(18)

10.29	Subordinated Loan Agreement dated as of November 9, 2004 among the Company and MPAV Acquisition LLC, as borrowers, and Ironbridge Mezzanine Fund, L.P. and Brookside Pecks Capital Partners, L.P., as lenders	(18)

10.30	Subordinated Promissory Note dated November 9, 2004 made by the Company and MPAV Acquisition LLC, jointly and severally, to the order of Brookside Pecks Capital Partners, L.P.	(18)

10.31	Subordinated Promissory Note dated November 9, 2004 made by the Company and MPAV Acquisition LLC, jointly and severally, to the order of Ironbridge Mezzanine Fund, L.P.	(18)

10.32	Standard Industrial/Commercial Single-Tenant Lease -- Net dated as of December 1, 2004 between Albert M. Gounod and the Company	(18)

10.33	Summary of Additional Compensation for Non-Management Chairs of the Board of Directors and Board Committees of Memry Corporation, as approved on December 8, 2004	*(21)

10.34	Supply Agreement, dated as of November 9, 2004, by and between MPAV Acquisition LLC and Foster Corporation.	(22)

10.35	Employment Agreement, dated as of November 9, 2004, between James Dandeneau and Putnam Plastics Company LLC.	*(22)

21.1	Information regarding Subsidiaries	(23)

23.1	Consent of Deloitte & Touche LLP	(23)

23.2	Consent of McGladrey & Pullen, LLP	(23)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	(23)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	(23)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(23)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(23)

99.1	Amended and Restated Memry Corporation Audit Committee Charter	(19)

*	Management contract or compensatory plan of arrangement.
+	Certain confidential portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, dated April 6, 2004.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, as amended.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1996.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, as amended.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1997.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.
(8)	Incorporated by reference to the Company’s Annual Report on Form 1O-K for the fiscal year ended June 30, 2001, as amended by Amendment No. 1 thereto.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 12, 2004.
(19)	Incorporated by reference to the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 28, 2004
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 14, 2004,
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004.
(23)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 26, 2005

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

Signature	Title	Date
MICHEL de BEAUMONT Michele de Beaumont	Director	September 26, 2005

/S/ ROBERT P. BELCHER Robert P. Belcher	Director	September 26, 2005

/S/ JAMES G. BINCH James G. Binch	Director	September 26, 2005

/S/ KEMPTON J. COADY, III Kempton J. Coady, III	Director	September 26, 2005

/S/ JAMES DANDENEAU James Dandeneau	Director	September 26, 2005

/S/ CARMEN L. DIERSEN Carmen L. Diersen	Director	September 26, 2005

/S/ W. ANDREW KRUSEN, JR W. Andrew Krusen, Jr	Director	September 26, 2005

/S/ FRANCOIS MARCHAL Francois Marchal	Director	September 26, 2005

/S/ EDWIN SNAPE Edwin Snape	Chairman	September 26, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Memry Corporation

Bethel, Connecticut

We have audited the accompanying consolidated balance sheets of Memry Corporation and subsidiaries (the “Company”) as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing our opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes, examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 205 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Deloitte & Touche LLP

Stamford, Connecticut
September 26, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Memry Corporation

Bethel, Connecticut

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Memry Corporation and subsidiaries for the year ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Memry Corporation and subsidiaries for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/S/ McGladrey & Pullen, LLP

New Haven, Connecticut
August 11, 2003

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2005 and 2004

	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$4,141,000	$12,404,000
Accounts receivable, net	5,846,000	4,132,000
Inventories	4,948,000	2,956,000
Deferred tax asset	1,391,000	975,000
Prepaid expenses and other current assets	288,000	41,000

Total current assets	16,614,000	20,508,000

Property, Plant and Equipment, net	8,370,000	5,090,000

Other Assets
Intangible assets, net	7,842,000	933,000
Goodwill	13,946,000	1,038,000
Cash collateral deposits	1,500,000	—
Deferred financing costs, less accumulated amortization of $74,000 in 2005 and $5,000 in 2004	465,000	51,000
Deferred tax asset	3,508,000	5,175,000
Note receivable	407,000	—
Deposits and other assets	148,000	193,000

Total other assets	27,816,000	7,390,000

TOTAL ASSETS	$52,800,000	$32,988,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,453,000	$3,213,000
Notes payable	2,615,000	320,000
Capital leases	—	29,000
Income tax payable	204,000	43,000

Total current liabilities	8,272,000	3,605,000

Notes Payable, less current maturities	8,759,000	1,159,000

Commitments and Contingencies (See Notes)
Stockholders’ Equity
Common stock, $.01 par value, 40,000,000 shares authorized;
28,580,591 shares issued and outstanding in 2005 and 25,570,419 shares issued and outstanding in 2004	286,000	256,000
Additional paid-in capital	53,893,000	49,103,000
Accumulated deficit	(18,410,000)	(21,135,000)

Total stockholders’ equity	35,769,000	28,224,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,800,000	$32,988,000

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2005, 2004 and 2003

	2005	2004	2003
Revenues	$45,008,000	$34,492,000	$34,007,000
Cost of Revenues	27,095,000	20,682,000	22,608,000

Gross profit	17,913,000	13,810,000	11,399,000

Operating Expenses
Research and development	2,401,000	2,878,000	2,465,000
General, selling and administration	9,571,000	7,600,000	6,664,000
Amortization of intangible assets	379,000	133,000	133,000

	12,351,000	10,611,000	9,262,000

Operating income	5,562,000	3,199,000	2,137,000

Loss on extinguishment of debt	(182,000)	—	—

Other income	60,000	—	—

Interest
Expense	(1,189,000)	(74,000)	(126,000)
Income	157,000	92,000	61,000

	(1,032,000)	18,000	(65,000)

Income before income taxes	4,408,000	3,217,000	2,072,000
Provision (benefit) for income taxes	1,683,000	839,000	(6,756,000)

Net income	$2,725,000	$2,378,000	$8,828,000

Basic earnings per share	$0.10	$0.09	$0.35

Diluted earnings per share	$0.10	$0.09	$0.34

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2005, 2004 and 2003

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares Issued	Par Value
Balance, July 1, 2002	25,252,546	$253,000	$48,708,000	$(32,341,000)	$16,620,000
Issuance of common stock and warrants	284,976	2,000	198,000	—	200,000
Net income	—	—	—	8,828,000	8,828,000

Balance, June 30, 2003	25,537,522	255,000	48,906,000	(23,513,000)	25,648,000
Issuance of common stock and warrants	32,897	1,000	197,000	—	198,000
Net income	—	—	—	2,378,000	2,378,000

Balance, June 30, 2004	25,570,419	256,000	49,103,000	(21,135,000)	28,224,000
Issuance of common stock	153,029	1,000	249,000	—	250,000
Issuance of restricted common stock in conjunction with acquisition	2,857,143	29,000	4,541,000	—	4,570,000
Net income	—	—	—	2,725,000	2,725,000

Balance, June 30, 2005	28,580,591	$286,000	$53,893,000	$(18,410,000)	$35,769,000

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2005, 2004 and 2003

	2005	2004	2003
Cash Flows From Operating Activities
Net income	$2,725,000	$2,378,000	$8,828,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for doubtful accounts	36,000	(111,000)	(44,000)
Depreciation and amortization	2,574,000	1,853,000	1,958,000
Gain on sale of asset	(10,000)	—	(12,000)
Deferred income taxes (benefit)	1,251,000	656,000	(6,806,000)
Equity based compensation	78,000	198,000	152,000
Accreted interest on note receivable	(7,000)	—	—
Accreted interest on notes payable	336,000	—	—
Loss on extinguishment of debt	107,000	—	—
Change in operating assets and liabilities (net of business acquisition):
Accounts receivable	(430,000)	(212,000)	2,116,000
Inventories	(1,026,000)	397,000	943,000
Prepaid expenses and other current assets	(129,000)	33,000	(49,000)
Other assets	45,000	13,000	122,000
Note receivable– related party	—	110,000	—
Accounts payable and accrued expenses	1,460,000	626,000	(959,000)
Income taxes payable	142,000	152,000	(118,000)

Net cash provided by operating activities	7,152,000	6,093,000	6,131,000

Cash Flows From Investing Activities
Capital expenditures	(2,095,000)	(724,000)	(1,526,000)
Note receivable	(400,000)	—	—
Payment for business acquisition	(18,245,000)	—	—
Cash collateral deposits	(1,500,000)	—	—
Proceeds from sale of asset	10,000	—	40,000

Net cash used in investing activities	(22,230,000)	(724,000)	(1,486,000)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	172,000	—	48,000
Proceeds from notes payable	11,400,000	1,574,000	399,000
Principal payments on notes payable	(4,681,000)	(1,987,000)	(529,000)
Financing costs	(659,000)	(55,000)	—
Proceeds from equipment line of credit	612,000	—	—
Principal payments on capital lease obligations	(29,000)	(6,000)	(5,000)

Net cash provided by (used in) financing activities	6,815,000	(474,000)	(87,000)

(Decrease) increase in cash and cash equivalents	(8,263,000)	4,895,000	4,558,000
Cash and cash equivalents, beginning of year	12,404,000	7,509,000	2,951,000

Cash and cash equivalents, end of year	$4,141,000	$12,404,000	$7,509,000

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$721,000	$89,000	$129,000

Cash payments for income taxes	$272,000	$30,000	$168,000

Supplemental Schedule of Noncash Investing and Financing Activities
Conversion of revolving loans payable to equipment term loan	$—	$—	$276,000

Capital lease obligation incurred	$—	$35,000	$—

Business Acquisition:
Fair value of assets acquired, including goodwill	$25,807,000
Cash paid	(18,245,000)
Accrued purchase price payments	(629,000)
Fair value of restricted common stock issued	(4,570,000)
Present value of deferred payment	(2,228,000)

Liabilities assumed	$135,000

See Notes to Consolidated Financial Statements.

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of business

Memry Corporation and its subsidiaries (the “Company”), a Delaware corporation incorporated in 1981, is engaged in the business of developing, manufacturing and marketing products and components that are sold primarily to the medical device industry. The Company utilizes shape memory alloys and extruded polymers in the production of most of its products. The results of operations of Putnam Plastics Company (“Putnam Plastic Company”) have been included in the consolidated statements of income from the November 9, 2004 date of acquisition of substantially all of the assets and assumed selected liabilities of Putnam Plastics Corporation (the “Putnam Acquisition”). The term “Putnam” is used herein to refer to the business operated by Putnam Plastic Corporation prior to the Putnam Acquisition and Putnam Plastics Company thereafter. See Note 5. Export sales for the years ended June 30, 2005, 2004 and 2003 were $9,170,000 $2,626,000 and $1,292,000, respectively.

Accounting estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the accounts of Memry Corporation and its wholly-owned subsidiaries, Putnam Plastics Company and Memry Holdings, S.A. Putnam Plastics Company was established to complete the Putnam Acquisition. Memry Holdings, S.A. is a holding company whose principal asset consisted of an investment in its wholly-owned subsidiary, Memry Europe, N.V., which was sold on February 8, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. During the years ended June 30, 2005 and 2004, the Company had cash deposits in excess of FDIC insured limits at various banks. The Company has not experienced any losses from such excess deposits.

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

Inventories

Inventories consist principally of various metal alloy rod, shape memory alloys and polymer pellets. Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market.

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

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. The Company measures impairment by comparing the asset’s estimated fair value to its carrying amount. The estimated fair value of these assets is based on estimated future cash flows to be generated by the assets, discounted at a market rate of interest.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2005, 2004 and 2003

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of acquired businesses. The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill not be amortized, but subjected to an impairment test on an annual basis or when facts and circumstances suggest such assets may be impaired. The Company has completed its impairment tests for the years ended June 30, 2005, 2004 and 2003, which did not result in an indication of impairment. All of the $13,946,000 of goodwill at June 30, 2005 is deductible for income tax purposes.

Revenue recognition

Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Transfer of title and risk of ownership occurs upon shipment of product. Certain revenues are earned in connection with research and development grants and contracts, which are principally with various governmental agencies. Such revenues are recognized when services are rendered. Some of the Company’s research and development projects are customer-sponsored and typically provide the Company with the production rights or pay a royalty to the Company if a commercially viable product results. Such revenues are recognized as indicated above. Revenues from research and development activities were $2,306,000, $967,000 and $902,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

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

Costs incurred in obtaining financing are capitalized and amortized over the term of the related debt. Amortization of deferred financing costs was $138,000, $10,000 and $13,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

401(k) plan

The Company maintains a 401(k) profit sharing and savings plan for the benefit of substantially all of its employees. The Plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine. Contributions were $280,000, $232,000 and $214,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

Research and development expense

Research and development costs are expensed as incurred. The Company incurs research and development expenses for purposes of developing its own future products. Such costs are included in operating expenses. The Company also incurs research and development expenses that are funded by customers pursuant to customer arrangements. Such costs are included in cost of revenues were $2,414,000, $618,000 and $483,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

Shipping and handling costs

Shipping and handling costs associated with outbound freight are included in general, selling and administration expenses and were $93,000, $84,000 and $99,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2005, 2004 and 2003

Income taxes

Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their income tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws on the date of enactment.

Earnings per share

Basic earnings per share amounts are computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share amounts assume the exercise of all potential common stock instruments unless the effect is antidilutive.

The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings per share for the years ended June 30, 2005, 2004 and 2003:

	2005	2004	2003
Weighted average number of basic shares outstanding	27,496,849	25,553,916	25,466,769
Effect of dilutive securities:
Warrants	225,692	123,648	90,180
Stock options	540,180	297,472	120,720

Weighted average number of fully diluted shares outstanding	28,262,721	25,975,036	25,677,669

Stock compensation plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued to employees and directors under the Company’s stock option and warrant plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized. On January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123.” The Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share, and other disclosures, as if the fair value based method of accounting had been applied.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2005, 2004 and 2003

Had compensation cost for issuance of such stock options been recognized based on the fair values of awards on the grant dates in accordance with the method described in SFAS No. 123, reported net income and per share amounts for the years ended June 30, 2005, 2004 and 2003 would have been as follows:

	2005	2004	2003
Net income, as reported	$2,725,000	$2,378,000	$8,828,000
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(302,000)	(232,000)	(103,000)

Pro forma net income	$2,423,000	$2,146,000	$8,725,000

Basic earnings per share:
As reported	$0.10	$0.09	$0.35

Pro forma	$0.09	$0.08	$0.34

Diluted earnings per share:
As reported	$0.10	$0.09	$0.34

Pro forma	$0.09	$0.08	$0.34

The fair value of each grant, used to determine the pro forma information above, is estimated at the grant date using the fair value option-pricing model with the following weighted average assumptions for grants awarded for the years ended June 30, 2005, 2004 and 2003:

	2005	2004	2003
Dividend rate	—	—	—
Risk free interest rate	2.89% - 3.90%	1.93% - 3.13%	1.47% -1.79
Weighted average expected lives, in years	3.0	3.0	3.0
Price volatility	70%	78%	79%

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services. It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) allows entities to apply a modified retrospective application to periods before the required effective date. SFAS No. 123(R) is effective for public entities that do not file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005, or in the Company’s case, July 1, 2005. The Company has not yet determined whether to use the modified retrospective application for periods prior to the effective date of SFAS No. 123(R).

Impact of recently issued accounting standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the adoption of SFAS No. 151 will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company does not anticipate that the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, SFAS No. 154 requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS No. 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS No. 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change to the new

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2005, 2004 and 2003

accounting principle. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on its consolidated financial statements.

Note 2. Inventories

Inventories consist of the following at June 30, 2005 and 2004:

	2005	2004
Raw materials and supplies	$2,022,000	$1,154,000
Work-in-process	2,021,000	1,260,000
Finished goods	905,000	542,000

	$4,948,000	$2,956,000

Note 3. Property, Plant and Equipment

Property, plant and equipment consist of the following at June 30, 2005 and 2004:

	2005	2004
Furniture and fixtures	$1,382,000	$1,052,000
Tooling and equipment	15,532,000	11,069,000
Leasehold improvements	2,983,000	2,551,000

	19,897,000	14,672,000
Less accumulated depreciation and amortization	11,527,000	9,582,000

	$8,370,000	$5,090,000

Depreciation and amortization of property, plant and equipment was $1,945,000, $1,709,000 and $1,810,000 for the years ended June 30, 2005, 2004 and 2003, respectively. As of June 30, 2005, there were amounts due for capital expenditures included in accounts payable of $16,000 in addition to the $2,095,000 of cash disbursed for capital expenditures during the year ended June 30, 2005. In fiscal year 2005, the Company also acquired $3,114,000 of property, plant and equipment in connection with the Putnam Acquisition.

Note 4. Intangible Assets and Goodwill

Intangible assets and goodwill include the allocation of the purchase price relating to the Putnam Acquisition on November 9, 2004.

INTANGIBLE ASSETS

The following table sets forth intangible assets, including the accumulated amortization:

	Useful Life	June 30, 2004
		Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,067,000	$933,000

	Useful Life	June 30, 2005
		Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,200,000	$800,000
Customer relationships	15 years	3,400,000	151,000	3,249,000
Developed technology	15 years	2,500,000	111,000	2,389,000
Trade name	20 years	1,100,000	37,000	1,063,000
Employment agreement	4.5 years	400,000	59,000	341,000

Total		$9,400,000	$1,558,000	$7,842,000

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2005, 2004 and 2003

Intangible assets are amortized on a straight-line basis over their expected useful lives. Amortization expense related to intangible assets was $491,000, $133,000 and $133,000 for the years ended June 30, 2005, 2004 and 2003, respectively. Of the 2005 amount, $112,000 was charged to cost of goods sold. Estimated annual amortization expense of intangible assets for the next five years is expected to be as follows:

YEAR ENDING JUNE 30,

Amount
2006	$671,000
2007	671,000
2008	670,000
2009	656,000
2010	582,000
Thereafter	4,592,000

$7,842,000

GOODWILL

The changes in the carrying amount of goodwill during the year ended June 30, 2005, are as follows (There was no change to the carrying amount of the goodwill during the year ended June 30, 2004):

Amount
Balance as of July 1, 2004	$1,038,000
Goodwill acquired during year	12,908,000

Balance as of June 30, 2005	$13,946,000

The goodwill acquired during the year ended June 30, 2005 results from the excess of the purchase price in excess of the fair value of Putnam’s identifiable assets acquired and selected liabilities assumed in connection with the Putnam Acquisition. There is an outstanding potential payment for the “Tax Gross-Up” of personal income tax differences due to the sole shareholder of Putnam Plastics Corporation. The Company has estimated that the income tax difference will be $400,000 and this amount has been included in the purchase price. The Putnam Asset Purchase Agreement limits the Company’s liability for this item to $600,000, all of which would be accounted for as goodwill. In addition, there was a final working capital adjustment that was paid to the sole shareholder of Putnam Plastics Corporation of $229,000 subsequent to year-end, that was accrued for as of June 30, 2005.

Note 5. Acquisition

On November 9, 2004, the Company completed the Putnam Acquisition. Putnam is one of the nation’s leading, specialty polymer-extrusion companies serving the medical device, laser, fiber-optic, automotive and industrial markets. Its primary products are complex, multi-lumen, multi-layer extrusions used for guide wires, catheter shafts, delivery systems and various other interventional medical procedures. Putnam’s products are known for their complex configurations, multiple material construction and innovative designs. Putnam also is well known for its ability to manufacture to tight tolerances.

The purchase price, including acquisition costs, consisted of $18.9 million in cash (of which $629,000, see Note 4, has been accrued as of June 30, 2005), 2,857,143 shares of Memry Corporation common stock (with a fair value of $4.6 million) and $2.5 million in deferred payments (with a fair value of $2.2 million). The shares are subject to various restrictions, including a black out period which prohibits the sale of the shares for a period of eighteen months after November 9, 2004. Additionally, after the expiration of the black out period, subject to certain exceptions, the sale of shares in the public market is limited to 250,000 per calendar quarter. For a description of the financing of the Putnam Acquisition, see Note 8.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2005, 2004 and 2003

The purchase price of the Putnam Acquisition has been allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company has allocated the purchase price as follows:

Amount
Goodwill	$12,908,000
Developed technology, customer relationships and other intangible assets	7,400,000
Tangible assets acquired, net of liabilities assumed	5,364,000

Purchase price	$25,672,000

The consolidated financial statements for the year ended June 30, 2005 include the financial results of Putnam beginning November 9, 2004. The following table discloses the unaudited pro forma consolidated results assuming the Putnam Acquisition was made at the beginning of fiscal 2004:

	Year Ended June 30,
	2005	2004
Revenues	$48,798,000	$44,756,000
Net income	2,699,000	2,534,000
Earnings per share:
Basic	$.09	$.09
Diluted	.09	.09

The unaudited pro forma consolidated results neither purport to be indicative of results that would have occurred had the Putnam Acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

Note 6. Note Receivable

On August 24, 2004, the Company entered into a joint development program (the “Agreement”) with Biomer Technology Limited (“Biomer”), a privately-owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Under the terms of the Agreement the Company made a $400,000 initial investment in Biomer in the form of a 2% unsecured convertible promissory note (the “Note”). Interest on the Note is payable upon conversion, or upon repayment of the Note. As of June 30, 2005, the Company has accrued $7,000 in interest income that has been added to the note receivable. Under the terms of the Note, the Note plus accrued interest will be converted to ordinary shares of Biomer stock upon the occurrence of the earlier of, as defined, the successful completion of the joint development program, an additional equity financing of Biomer, the sale of Biomer, or December 31, 2005. Based upon conversion of the Note and the occurrence of the event that determines the conversion, the Company will own a 2.6% to 4.4% interest in Biomer. Under limited circumstances the Note plus accrued interest must be repaid in cash. The Agreement requires the Company to make an additional investment of $350,000 in Biomer in the event, as defined, a financing of Biomer occurs after the Note has been converted and successful completion of the joint development program has been accomplished. Additionally, as part of the joint development program and in consideration for services provided by Biomer in the joint development program, the Company agreed to pay Biomer $200,000 in four equal quarterly installments of $50,000 beginning August 24, 2004. As of June 30, 2005, three installments have been paid totaling $150,000. An additional $50,000 payment has been accrued as of June 30, 2005. The $200,000 is being amortized over the one year term of the joint development plan.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2005 and 2004:

	2005	2004
Accounts payable	$1,747,000	$979,000
Accrued bonuses	914,000	596,000
Accrued vacation	693,000	531,000
Accrued purchase price of Putnam Acquisition	629,000	—
Accrued expenses – other	1,470,000	1,107,000

	$5,453,000	$3,213,000

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2005, 2004 and 2003

Note 8. Notes Payable

Notes payable consist of the following at June 30, 2005 and 2004:

	2005	2004
Five year term note payable to Webster Bank pursuant to second amended and restated facility dated January 30, 2004, due in monthly installments of $26,333, plus interest at a variable rate, due January 30, 2009.	$—	$1,469,000
Five year term note payable to Webster Business Credit Corporation dated November 9, 2004, due in monthly installments of $31,666, plus interest at a variable rate, due November 9, 2009.	1,678,000	—
Three year term note payable to Webster Business Credit Corporation dated November 9, 2004, due in monthly installments of $69,445, plus interest at a variable rate, due November 9, 2007.	2,014,000	—
Advance on equipment line of credit from Webster Business Credit Corporation, interest at a variable rate, interest only until December 2005, then becomes a seven year term loan in monthly installments of $7,285, plus interest at a variable rate.	612,000	—
Subordinated loan payable to Brookside Pecks Capital Partners, L.P. and Ironbridge Mezzanine Fund, L.P., due November 9, 2010. Interest of 12% interest per annum is paid quarterly, plus the loan accrues additional interest at 5.5% per annum which is paid in the form of additional promissory notes.	4,752,000	—
Deferred payment as part of Putnam acquisition of $2.5 million, in three equal annual installments beginning November 9, 2005. The payments are non-interest bearing and had a present value of $2.2 million (at a discount rate of 6%) as of November 9, 2004.	2,313,000	—
Promissory note to Chase Manhattan Auto Finance, due in monthly installments of $437, at 5.9% per annum, due June 16, 2006.	5,000	10,000

	11,374,000	1,479,000
Less current maturities	2,615,000	320,000

	$8,759,000	$1,159,000

Future maturities of notes payable at June 30, 2005 are as follows:

Amount
2006	$2,615,000
2007	1,957,000
2008	1,512,000
2009	380,000
2010	158,000
Thereafter	4,752,000

$11,374,000

On January 30, 2004, the Company and Webster Bank entered into a Second Amended and Restated Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement which was scheduled to expire on January 30, 2009 (the “Webster Facility”). The Webster Facility included a revolving line of credit for borrowings up to the lesser of (a) $5,000,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 30% of eligible inventories. In connection with the Webster Facility, several existing term loans and equipment line advances totaling $1,546,000, plus additional proceeds of $28,000, totaling $1,574,000 were refinanced into a single term loan, payable in equal monthly installments over a five year period ending January 30, 2009. The Webster Facility included an equipment line of credit that provided for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through January 30, 2009. The Webster Facility also provided for

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2005, 2004 and 2003

an acquisition line of credit of up to $2,000,000 providing certain terms and conditions are met. Interest on the term note payable, revolving line of credit, equipment line of credit, and acquisition line of credit was variable based on LIBOR plus a spread adjusted quarterly based upon the Company’s fixed charge coverage ratio, as defined. The Webster Facility was collateralized by substantially all of the Company’s assets. On November 9, 2004, the Webster Facility was repaid and replaced by the Webster Agreement discussed in the subsequent paragraph.

In connection with the Putnam Acquisition on November 9, 2004, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”) which replaced the Webster Facility. The Webster Agreement includes a term loan facility consisting of a five year term loan of $1.9 million (the “Five Year Term”) and a three year term loan of $2.5 million (the “Three Year Term”), collectively (the “Term Loan Facility”). Both term loans are repayable in equal monthly installments with the additional requirement that, under the Three Year Term, a prepayment of 50% of excess cash flow, as defined, be made annually within 90 days of the Company’s fiscal year end. The excess cash flow prepayment requirement was waived by Webster Business Credit Corporation for fiscal 2005, but remains in effect for the remaining years of the loan term. Interest under the Five Year Term is based upon, at the Company’s option, LIBOR plus 2.75% or the alternate base rate, as defined, plus 0.25%. Interest under the Three Year Term is based upon, at the Company’s option, LIBOR plus 3.75% or the alternate base rate, as defined, plus 1.25%. Borrowings under the Term Loan Facility were used to repay approximately $1.4 million in outstanding borrowings under the Webster Facility and to partially fund the Putnam Acquisition.

The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. As of June 30, 2005, there were no amounts outstanding under the revolving line of credit. Additionally, the Webster Agreement includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2005 at the same financing terms as the Five Year Term. Any outstanding amount under the equipment line as of November 9, 2005 will convert to a term loan payable monthly based on a seven year amortization schedule, but with a balloon payment of the then unpaid balance due November 9, 2009. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

The Webster Agreement contains various restrictive covenants, including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance a fixed charge coverage ratio and leverage ratio, as defined. Additionally, the Company is required to maintain cash as collateral security until the Three Year Term loan is paid in full. For the first year of the Webster Agreement, the collateral security is $1,500,000. This amount has been classified as cash collateral deposits on the consolidated balance sheet. After the first year of the Webster Agreement, a collateral security must be held in an amount equal to 125% of the outstanding principal of the Three Year Term loan. Based on the current payment schedule, the outstanding principal balance on November 9, 2006 and November 9, 2007 would be $1,667,000 and $833,000, respectively, which would require collateral security in the amounts of $2,083,000 and $1,042,000 at November 9, 2006 and 2007, respectively.

Additional financing for the Putnam Acquisition was obtained on November 9, 2004 from Brookside Pecks Capital Partners, L.P. and Ironbridge Mezzanine Fund, L.P. in the form of a $7.0 million subordinated loan due November 9, 2010 (the “Subordinated Loan”). The interest rate on the Subordinated Loan is 17.5%, of which 12% is payable quarterly with the remaining 5.5% payable in additional promissory notes having identical terms as to the Subordinated Loan. The interest rate is subject to reduction in the event certain pretax income thresholds are met and subject to increase in the event of default.

The Subordinated Loan contains various restrictive covenants including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with a fixed charge coverage ratio and leverage ratio, as defined.

In June 2005, the Company made a payment of $2.5 million against the Subordinated Loan which resulted in a 3% prepayment penalty of $75,000 and, as a result of the prepayment, the Company wrote-off $107,000 of deferred financing costs. The total of $182,000 is included in the loss on extinguishment of debt on the consolidated statement of income.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2005, 2004 and 2003

Note 9. Capital Stock

Common stock

During the years ended June 30, 2005, 2004 and 2003, 39,674, 45,546 and 50,068 shares of common stock with a fair value of $78,000, $72,000 and $73,000, respectively, were awarded to Company directors as compensation. Compensation expense recognized for the issuance of shares of common stock is calculated utilizing the fair market value of the common stock at the date of issuance. During the year ended June 30, 2004, the Company began issuing the shares in the quarter subsequent to their award. As a result, 8,862 and 12,649 shares awarded during the years ended June 30, 2005 and 2004, respectively, were issued in the subsequent year.

On November 9, 2004, in connection with the Putnam Acquisition, the Company issued 2,857,143 shares of Memry common stock (with a fair value of $4.6 million) to the sole shareholder of Putnam Plastics Corporation.

Incentive plans

During the year ended June 30, 1994, the Company adopted the Memry Corporation Stock Option Plan (the “1994 Plan”). Under the 1994 Plan, incentive stock options were granted at prices equal to or greater than the fair market value of the Company’s common stock at the date of grant, and were exercisable at the date of grant unless otherwise stated. In addition, non-qualified stock options were granted at prices determined by the Company’s compensation committee, which may have been less than the fair market value of the Company’s common stock at the date of grant, in which case an expense equal to the difference between the stock option exercise price and fair market value was recognized. The exercise period for both the incentive and non-qualified stock options generally could not exceed ten years. The 1994 Plan expired on September 23, 2003. No additional stock options may be granted from the 1994 Plan after this date.

During the year ended June 30, 1998, the Company adopted the Memry Corporation Long-term Incentive Plan (the “1997 Plan”). Under the 1997 Plan, 6,000,000 incentive and non-qualified stock options may be granted to employees and non-employee directors under terms similar to the 1994 Plan. Also, under the 1997 Plan, Stock Appreciation Rights (“SARs”), Limited Stock Appreciation Rights (“Limited SARs”), restricted stock, and performance shares may be granted to employees. With respect to SARs, upon exercise, the Company must pay to the employee the difference between the current market value of the Company’s common stock and the exercise price of the SARs. The SARs terms are determined at the time of each individual grant. However, if SARs are granted which are related to an incentive stock option, then the SARs will contain similar terms to the related option. Limited SARs may be granted in relation to any option or SARs granted. Upon exercise, the Company must pay to the employee the difference between the current market value of the Company’s common stock and the exercise price of the related options or SARs. Upon the exercise of SARs or Limited SARs, any related stock option or SARs outstanding will no longer be exercisable. As of June 30, 2005 and 2004, there were no SARs or Limited SARs outstanding.

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

Also under the 1997 Plan, each quarter, all non-employee directors were to be granted shares of the Company’s common stock with a value equal to $7,500, determined based on the market value of the Company’s stock at the end of each quarter. During the year ended June 30, 2002, this policy was amended such that all non-employee directors, each quarter, are granted shares of the Company’s common stock with a value equal to $3,000 and stock options with a value equal to $4,500, determined based on the closing market value of the Company’s stock as of the date of the approval by the Compensation Committee of the Board of Directors.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2005, 2004 and 2003

During the years ended June 30, 2005, 2004 and 2003, the Company’s directors were granted 65,000, 49,000 and 75,000 stock options, respectively. The following table summarizes the Company’s stock options outstanding at June 30, 2005, 2004 and 2003 and changes during the years then ended:

	Options Outstanding	Weighted Average Exercise Price
Balance, July 1, 2002	2,407,977	$2.23
Canceled	(346,225)	1.60
Granted	939,098	1.62
Exercised	(37,498)	1.28

Balance, June 30, 2003	2,963,352	2.13
Canceled	(107,444)	2.02
Granted	769,005	1.67

Balance, June 30, 2004	3,624,913	1.97
Canceled	(263,318)	1.62
Granted	533,304	1.90
Exercised	(59,568)	1.19

Balance, June 30, 2005	3,835,331	$2.00

At June 30, 2005, 2004 and 2003, 2,446,766, 2,158,413 and 1,695,274 (weighted average exercise price of $2.18, $2.26 and $2.48, respectively) of the outstanding stock options were exercisable. The weighted-average grant date fair value per stock option granted during the years ended June 30, 2005, 2004 and 2003 was $0.83, $0.85 and $0.68, respectively. For the years ended June 30, 2005, 2004 and 2003, all stock options granted have an exercise price equal to the fair market value of the Company’s stock at the date of grant.

Stock options outstanding at June 30, 2005 are as follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.90 to $1.20	649,520	7.0	$1.03	432,740	$1.03
1.21 to 1.60	607,017	4.8	1.45	390,354	1.49
1.61 to 2.00	1,255,760	7.0	1.80	612,448	1.86
2.01 to 2.40	601,000	7.8	2.20	289,190	2.20
2.41 to 2.80	4,440	4.8	2.65	4,440	2.65
2.81 to 3.20	297,648	4.8	2.84	297,648	2.84
3.21 to 4.00	419,946	3.1	4.00	419,946	4.00

$0.90 to $4.00	3,835,331	6.2	$2.00	2,446,766	$2.18

Warrants

The Company has also issued warrants. The cost charged to operations for warrants granted for investment banking services incurred during the years ended June 30, 2005, 2004 and 2003 was $ $-0-, $126,000 and $23,000, respectively. All warrants are immediately exercisable upon issuance.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2005, 2004 and 2003

The following table summarizes warrants outstanding at June 30, 2005, 2004 and 2003, and the changes during the years then ended:

	Warrants Outstanding	Weighted- Average Exercise Price
Balance, July 1, 2002	3,914,772	$1.90
Canceled	(39,170)	2.00
Granted	62,500	1.70
Exercised	(587,935)	1.03

Balance, June 30, 2003	3,350,167	2.05
Canceled	(2,581,000)	2.20
Granted	187,500	1.70

Balance, June 30, 2004	956,667	1.46
Canceled	(56,667)	2.00
Exercised	(50,000)	2.00

Balance, June 30, 2005	850,000	$1.39

Warrants outstanding at June 30, 2005 are as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.05	75,000	1.1	$1.05	75,000	$1.05
1.25 to 1.50	525,000	2.9	1.30	525,000	1.30
1.70	250,000	3.1	1.70	250,000	1.70

$1.05 to $1.70	850,000	2.8	$1.39	850,000	$1.39

Note 10. Major Customers

Revenues for the years ended June 30, 2005, 2004 and 2003, includes sales to major customers, each of which accounted for greater than 10% of the total revenues of the Company. Sales to these customers during the years ended June 30, 2005, 2004 and 2003, and accounts receivable from these customers at June 30, 2005, 2004 and 2003, are as follows (Putnam revenues are included for the period subsequent to the Putnam Acquisition, November 9, 2004 to June 30, 2005):

	2005		2004		2003
	Sales	Accounts Receivable	Sales	Accounts Receivable	Sales	Accounts Receivable
Company A	$6,774,000	$584,000	$5,544,000	$979,000	$7,385,000	$972,000
Company B	14,364,000	1,674,000	13,464,000	1,474,000	15,492,000	1,691,000

	$21,138,000	$2,258,000	$19,008,000	$2,453,000	$22,877,000	$2,663,000

Note 11. Major Suppliers

The Company currently purchases a significant portion of raw materials from six suppliers. However, management believes that several other suppliers could provide similar materials on comparable terms without significantly impacting shipping or sales.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2005, 2004 and 2003

Note 12. Operating Leases

The Company leases its Bethel and Dayville, Connecticut and California manufacturing and office facilities under operating leases. The lease on the Bethel, Connecticut facility expires in June 2011 and the lease on the principal California facility expires in June 2008. In conjunction with the Putnam Acquisition, the Company entered into a lease agreement for the Dayville, Connecticut facility with the sole shareholder of Putnam Plastics Corporation that expires in November 2009 with renewal options to extend the term for thirty months. In addition, the Company is leasing 2,012 square feet of warehousing space from the sole shareholder of Putnam Plastics Corporation on a month-to-month basis. Total rent paid to the sole shareholder of Putnam Plastics Corporation was $145,000 during the year ended June 30, 2005.

Future minimum lease payments under non-cancelable operating leases, with remaining terms of one year or more, are as follows at June 30, 2005:

Amount
2006	$1,130,000
2007	1,118,000
2008	1,122,000
2009	583,000
2010	581,000
Thereafter	778,000

$5,312,000

Rent expense for the years ended June 30, 2005, 2004 and 2003, was $1,294,000, $1,357,000 and $1,607,000, respectively. The leases require the Company to pay operating expenses. Rent expense is recognized on a straight-line basis over the minimum lease term.

Note 13. Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, deferred tax assets were reduced by a valuation allowance of $7.6 million at June 30, 2002 based on management’s opinion at that time regarding the estimated realizability of operating loss carryforwards and temporary differences due to the absence of sustained profitability of the Company. During the year ended June 30, 2003, the valuation allowance was eliminated based on management’s assessment of the Company’s operating performance and realizability of operating loss carryforwards and other temporary differences. During the year ended June 30, 2004, amended state income tax returns were filed for the years ended June 30, 2000 through 2003 to report research and development (“R&D”) tax credits for those years. Based on the Company’s recent history of profitability and its forecasts for future periods, management believes that it is more likely than not that operating loss carryforwards, tax credit carryforwards and other temporary differences will be realized. The effects of the carryforwards and temporary differences that give rise to deferred tax assets and liabilities at June 30, 2005 and 2004 are as follows:

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2005, 2004 and 2003

	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$155,000	$143,000
Inventory write-downs	135,000	93,000
Capitalization of inventory costs	775,000	517,000
Vacation accruals	279,000	214,000
State R&D and other credit carryforwards	579,000	447,000
Net operating loss carryforwards	3,215,000	4,767,000
Other	46,000	8,000

Deferred tax assets	5,184,000	6,189,000
Deferred tax liabilities:
Amortization of intangible assets	285,000	39,000

Net deferred tax assets	$4,899,000	$6,150,000

The provision (benefit) for income taxes for the years ended June 30, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Current:
Federal	$235,000	$55,000	$14,000
State	197,000	128,000	36,000

	432,000	183,000	50,000

Deferred:
Federal	1,275,000	1,011,000	(6,657,000)
State	(24,000)	(355,000)	(149,000)

	1,251,000	656,000	(6,806,000)

	$1,683,000	$839,000	$(6,756,000)

A reconciliation of the income tax expense (benefit) computed by applying the Federal statutory income tax rate of 34% to the income before taxes to the provision (benefit) for income taxes as reported in the consolidated statements of income is as follows:

	2005		2004		2003
Provision for income taxes at statutory Federal rate	$1,498,000	34%	$1,094,000	34%	$705,000	34%
Increase (decrease) resulting from:
State income tax, net of federal tax benefit	115,000	2%	84,000	3%	86,000	4%
State R&D tax credits	—	—	(350,000)	(11)%	—	—
Decrease in valuation allowance	—	—	—	—	(7,569,000)	(365)%
Permanent items and other	70,000	2%	11,000	0%	22,000	1%

Provision (benefit) for income taxes	$1,683,000	38%	$839,000	26%	$(6,756,000)	(326)%

At June 30, 2005, the Company has federal net operating loss carryforwards for income tax purposes, which expire as follows:

Amount
2008	1,208,000
2009	3,126,000
2010	2,498,000
2011	2,622,000

$9,454,000

In addition, the Company has state tax credit carryforwards available to offset future taxable income of $389,000, which expire in various amounts from 2006 through 2023.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2005, 2004 and 2003

Note 14. Bonus Plan

The Company has a bonus plan under which its employees may earn a bonus based on a combination of pre-tax profits and individual performance. The payment of bonuses is subject to annual approval by the Board of Directors. Expenses recognized under this plan were $897,000, $596,000 and $-0- for the years ended June 30, 2005, 2004 and 2003, respectively.

Note 15. Operating Segment

The Company is engaged in one operating segment; the manufacture of components for medical devices with two major product lines, memory shaped alloys and specialty polymer-extrusion.

Note 16. Severance

During the second quarter of the year ended June 30, 2002, severance agreements were entered into with two former employees, both of whom held management positions while employed at the Company. For the year ended June 30, 2002, $375,000 was charged to operations under these agreements, of which $22,000 was paid, leaving a remaining obligation of $353,000 at June 30, 2002. Total payments charged to this liability through June 30, 2003 were $325,000, leaving a remaining obligation at June 30, 2003 of $50,000. As of June 30, 2004, this liability has been paid in full.

Note 17. Litigation

The Company is a co-defendant in a series of counterclaims filed by Kentucky Oil, NV (“Kentucky Oil”) vs. Memry and a third-party, Schlumberger Technology Corporation (“Schlumberger”). The referenced action was initiated by a filing made by the Company in the U.S. District Court for the Southern District of Texas on May 14, 2004. The Company filed the action in response to written statements made by Kentucky Oil to Schlumberger alleging that the Company had misappropriated proprietary technology from Kentucky Oil and improperly transferred it to Schlumberger. In its complaint, the Company alleged that Kentucky Oil committed libel, business disparagement, and engaged in unfair business practices against the Company as a result of the statements. In addition, the Company requested a declaratory judgment that no misappropriation of technology occurred.

Pursuant to a stipulation between the parties, the civil action was transferred to the Northern District of California, San Jose Division, on September 13, 2004. Further, as result of the stipulation, Kentucky Oil waived its objections to personal jurisdiction and the Company withdrew its claims for libel, disparagement, and unfair business practices, leaving the Company’s claim for a declaratory judgment as the sole remaining count.

Kentucky Oil filed an Answer and Counterclaims on November 2, 2004, which included counterclaims against the Company for breach of a Collaboration Agreement (“First and Second Counterclaims”), against the Company and Schlumberger for misappropriation of trade secrets (“Third Counterclaim”), conversion of intellectual property (“Fourth Counterclaim”), joinder of Defendant Peter Besselink as co-inventor of several patent applications filed by Schlumberger based on the alleged misappropriated intellectual property (“Fifth Counterclaim”), and, alternatively, for a declaration that the Schlumberger patent applications are invalid and unenforceable (“Sixth Counterclaim”). In February of 2005, the Company and Schlumberger filed motions to dismiss Kentucky Oil’s Third, Fourth, Fifth and Sixth Counterclaims. The motions were heard on April 1, 2005 and, on April 8, 2005, the Court issued an Order granting the motions to dismiss as to the Fourth, Fifth and Sixth Counterclaims, and denying the motions as to the Third Counterclaim.

On May 6, 2005, Kentucky Oil filed its second amended counterclaims, adding claims against the Company and Schulmberger for unfair competition and unjust enrichment. Schulmberger filed a motion to dismiss the two new counterclaims in June 2005, and a hearing on the motions was held on July 8, 2005. On June 30, 2005, the parties held a mediation session before a court appointed mediator. The parties did not reach a settlement. On July 14, 2005, the Court issued an order denying the motion to dismiss the newly added counterclaims.

On September 2, 2005, the Court held a case management conference to assess the status of discovery and to establish a discovery plan going forward. As a result of the conference, the Court set a 90-day period for the parties to conduct written discovery and set another case management conference to be held after the 90-day period, on December 9, 2005. The Company believes the counterclaims are without merit and is vigorously defending its position. The Company has, however, accrued $175,000 as of June 30, 2005, which represents the Company’s estimated minimum liability, and charged the amount to operations during the year ended June 30, 2005.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Years Ended June 30, 2005, 2004 and 2003

Note 18. Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions and Write-offs (A)	Balance at End of Year
Allowance for doubtful accounts:
Year ended June 30, 2005	$30,000	$36,000	$6,000	$60,000

Year ended June 30, 2004	$148,000	$(111,000)	$7,000	$30,000

Year ended June 30, 2003	$207,000	$(44,000)	$15,000	$148,000

(A)	Represents uncollectible accounts receivable written-off.

Note 19. Related Party Transactions

Following the Putnam Acquisition, the Company entered into agreements with the sole shareholder of Putnam Plastics Corporation, who is currently an executive officer of the Company and serves on the Board of Directors. The Company entered into a lease for Putnam’s manufacturing facility located in Dayville, Connecticut in which the sole shareholder of Putnam Plastics Corporation is the lessor (see Note 12). The monthly rent of $18,000 is based on an independent appraisal. In addition, the Company is leasing 2,012 square feet of warehousing space from the sole shareholder of Putnam Plastics Corporation on a month-to-month basis. Total rent paid to the sole shareholder of Putnam Plastics Corporation was $145,000 during the year ended June 30, 2005. The sole shareholder of Putnam Plastics Corporation also is a 50% shareholder of a company that is a supplier and customer of Putnam. Purchases from and sales to this company were $124,000 and $13,000, respectively, during the period from November 9, 2004 to June 30, 2005.