Form 10-K/A
period 2005-06-30
MEMRY CORP
filed 2005-10-28
CIK 720896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Memry Corporation (referred to herein as “Memry” or the “Company”) for the fiscal year ended June 30, 2005 is being filed to amend and restate Part III, Items 10, 11, 12, 13 and 14 of the Annual Report on Form 10-K filed on September 27, 2005 (the “Original Filing”).

This report continues to speak as of the date of the Original Filing and the Company has not updated the disclosures in this report to speak of any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission subsequent to the date of such reports.

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

The following table sets forth the quarterly high and low closing prices for the common stock over the past two years.

	Fiscal year ended June 30
	2005		2004
	High	Low	High	Low
1st Quarter	$2.25	$1.16	$1.49	$0.97
2nd Quarter	2.80	2.00	2.13	1.30
3rd Quarter	2.15	1.73	2.06	1.53
4th Quarter	2.15	1.53	2.13	1.56

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

RESULTS OF OPERATIONS

	Years Ended June 30,
	2005		2004		Increase
Revenues	$	%	$	%	$	%
Product line:
Shape memory alloys and other metals	$36,975,000	82.2%	$34,492,000	100.0%	$2,483,000	7.2%
Specialty polymer-extrusion	8,033,000	17.8	—	—	8,033,000	100.0

Total	$45,008,000	100.0%	$34,492,000	100.0%	$10,516,000	30.5%

The following table sets forth the Company’s consolidated statements of income for the years ended June 30, 2005 and 2004.

	Years Ended June 30,				Increase/(decrease)
	2005		2004
	$	%	$	%	$	%
Revenues	$45,008,000	100.0%	$34,492,000	100.0%	$10,516,000	30.5%
Cost of Revenues	27,095,000	60.2	20,682,000	60.0	6,413,000	31.0

Gross Profit	17,913,000	39.8	13,810,000	40.0	4,103,000	29.7

Operating Expenses:
Research and development	2,401,000	5.3	2,878,000	8.3	(477,000)	(16.6)
General, selling and administration	9,571,000	21.2	7,600,000	22.0	1,971,000	25.9
Amortization of intangible assets	379,000	0.8	133,000	0.4	246,000	185.0

	12,351,000	27.4	10,611,000	30.7	1,740,000	16.4

Operating Income	5,562,000	12.4	3,199,000	9.3	2,363,000	73.9

Loss on extinguishment of debt	(182,000)	(0.4)	—	—	(182,000)	N/A

Other income	60,000	0.1	—	—	60,000	N/A

Interest:
Expense	(1,189,000)	(2.6)	(74,000)	(0.2)	(1,115,000)	N/A
Income	157,000	0.3	92,000	0.2	65,000	70.7

	(1,032,000)	(2.3)	18,000	0.0	(1,050,000)	N/A

Income before income taxes	4,408,000	9.8	3,217,000	9.3	1,191,000	37.0

Provision for income taxes	1,683,000	3.7	839,000	2.4	844,000	100.6

Net Income	$2,725,000	6.1%	$2,378,000	6.9%	$347,000	14.6%

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

Year Ended June 30, 2004, compared to Year Ended June 30, 2003.

	Years Ended June 30,				Increase/(decrease)
	2004		2003
	$	%	$	%	$	%
Revenues	$34,492,000	100.0%	$34,007,000	100.0%	$485,000	1.4%
Cost of Revenues	20,682,000	60.0	22,608,000	66.5	(1,926,000)	(8.5)

Gross Profit	13,810,000	40.0	11,399,000	33.5	2,411,000	21.2

Operating Expenses:
Research and development	2,878,000	8.3	2,465,000	7.2	413,000	16.8
General, selling and administration	7,600,000	22.0	6,664,000	19.6	936,000	14.0
Amortization of intangible assets	133,000	0.4	133,000	0.4	—	—

	10,611,000	30.7	9,262,000	27.2	1,349,000	14.6

Operating Income	3,199,000	9.3	2,137,000	6.3	1,062,000	49.7

Interest:
Expense	(74,000)	(0.2)	(126,000)	(0.4)	52,000	(41.3)
Income	92,000	0.2	61,000	0.2	31,000	50.8

	18,000	0.0	(65,000)	(0.2)	83,000	(127.7)

Income before income taxes	3,217,000	9.3	2,072,000	6.1	1,145,000	55.3

Provision (benefit) for income taxes	839,000	2.4	(6,756,000)	(19.9)	7,595,000	(112.4)

Net Income	$2,378,000	6.9%	$8,828,000	26.0%	$(6,450,000)	(73.1)%

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

In December 2004, the Company signed a lease for one of its manufacturing facilities located in Menlo Park, CA, expanding its usage of the building from 10,000 to 22,000 square feet. The term of the lease is December 1, 2004 to June 30, 2008 and the monthly base rent is $18,000. A section of the building had been sublet for six months, but the sublessee did not exercise its one year option as of June 30, 2005 and the sublease was terminated.

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

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

The following table lists information regarding the Board of Directors of the Company:

Name	Age	Positions with the Company	Director Since
James G. Binch	58	President, Chief Executive Officer and Director	1989

W. Andrew Krusen, Jr.(1),(2)	57	Director	1994

Kempton J. Coady, III(2),(3)	57	Director	1999

Dr. Edwin Snape(3)	65	Chairman of the Board	2002

Francois Marchal(1), (2)	61	Director	2003

Michel de Beaumont(3)	63	Director	2004

Robert P. Belcher	57	Senior Vice President - Finance and Administration, Chief Financial Officer, Secretary and Treasurer and Vice Chairman and Director	2004

Name	Age	Positions with the Company	Director Since
Carmen L. Diersen(1)	45	Director	2004

James V. Dandeneau	47	President Putnam Plastics Division and Director	2004

(1)	Member of Audit Committee.
(2)	Member of Corporate Governance and Nominating Committee.
(3)	Member of Compensation Committee.

James G. Binch has been Chief Executive Officer of the Company since December 1991, and served as Chairman of the Board from September 1993 until February 2004. He has also served as President of the Company since February 2004, also serving in such capacity from December 1991 until July 1999, and served as Treasurer of the Company from July 1994 until September 1999. He was the President and a director of Trinity Capital Corporation, a merchant-banking firm, from its inception in 1987 until 1994. He has been the President, Chief Executive Officer and the sole stockholder of Harbour Investment Corporation, the general partner of Harbour Holdings Limited Partnership, an investment management company, since its inception in June 1992. From 1985 to 1987, he served as President and Chief Operating Officer of Lummus Crest, Inc., the principal engineering subsidiary of Combustion Engineering, Inc., with annual revenues of $300,000,000 and approximately 4,000 employees. From 1980 to 1985, Mr. Binch served as Vice President, Corporate Strategic Planning for Combustion Engineering, Inc., a manufacturing and engineering firm. Mr. Binch is a graduate engineer from Princeton University. He also holds an M.B.A. degree from the Wharton School of the University of Pennsylvania.

W. Andrew Krusen, Jr. is a graduate of Princeton University with a Bachelor’s Degree in Geology. Since 1989, he has been President of Dominion Financial Group, Inc. (“DFG”), a family controlled corporation involved in real estate development and financial services. DFG serves as the managing General Partner of WIT Ventures, LTD., a family limited partnership where Mr. Krusen and his immediate family members are limited partners. Mr. Krusen is also the Managing Member of Gulf Standard Energy Company, LLC, an oil and gas concern; Chairman of the Executive Committee of Dominion Financial Group International, LDC; and Chairman of Florida Capital Group, Inc., a bank holding company. He is a director of Raymond James Trust Company, Trinsic, Inc., Highpine Oil & Gas Ltd., and Beall’s, Inc.

Kempton J. Coady, III has been the President of Sona MedSpa Massachusetts since October, 2004. From 2002 to 2003, Mr. Coady was Principal and owner of Medical Device Kempton & Associates, Inc., a provider of consulting services to corporate and private equity groups. From 2000 to 2002 Mr. Coady served as the Chief Executive Officer and Executive Director of Deltex Medical Group plc. Deltex Medical Group plc was privately held from 1998 to April 2000 and was known as Deltex Medical Holdings Limited where Mr. Coady also served as the Group Chief Executive Officer and as Executive Director. Prior to that, from 1997 to 1998, Mr. Coady was Senior Managing Director at Quintiles MTC/BRI Corporation, a medical device contract research company. Mr. Coady was the Vice President of Business Development from 1996 to 1997 and Vice President—Worldwide Marketing from 1995 to 1996 for the Patient Monitoring Division of Datascope Corporation, a medical device company. From 1992 to 1994, Mr. Coady was the President and Chief Executive Officer of MCG International, a medical device company. Mr. Coady holds a B.S. degree in Chemistry/Biology from Bates College, and an M.P.S. degree in Health Care Administration and an M.B.A. degree, both from Cornell University.

Dr. Edwin Snape has been a principal of New England Partners, a private equity investment firm, since 1994. Previously, Dr. Snape was a Managing General Partner of the Vista Group, a private equity investment firm. Dr. Snape is a director of Callisto Pharmaceuticals, Inc., Diomed Holdings, Inc., MSO Medical and Deltex Medical Holdings Ltd.

Francois Marchal has been a Director and Investor of Aval Fund Management, Guernsey, since 1998. From September 1988 to June 1998, Mr. Marchal was employed by Societe Generale de Banque in Paris where he headed sales of French equities in Paris, London, New York and Tokyo. As a registered French broker, he was a Director Participant and Manager of the brokerage firm Nouailhetas. He also worked as a Portfolio Manager for family owned private companies and worked for a period as a Financial Analyst and Portfolio Manager for Banque De L’Union Europeene. Mr. Marchal is also a Director of Laboratoires Boiron, a listed

French company, of Didot-Bottin, a French listed industrial holding company and Pastel & Associates, a private fund management company. Mr. Marchal holds a doctoral degree in law (Diplôme d’études supérieures) from Paris “Faculte de Droit” and a degree in business administration (Diplôme d’études supérieures spécialisé) from the University of Paris Dauphine.

Michel de Beaumont has been a Director of American Equities Overseas (UK) Ltd., a private securities brokerage and corporate finance firm, since he co-founded the firm in 1981. Previously, he was Vice President of American Securities Corporation, responsible for continental European clients, developing fund management, brokerage and corporate finance. He served as Vice President of Institutional Sales for Smith Barney Harris Upman as the European coordinator responsible for marketing new research ideas to European clients. Earlier positions included Vice President of Marketing and Corporate Finance in the Institutional Sales department for Oppenheimer & Co., and Financial Analyst responsible for France and French-speaking Switzerland dealing with institutional clients for investment banker Dominick & Dominick. He is also a director of Beijing Med-Pharm Corporation, located in Springfield, New Jersey. Mr. de Beaumont holds a degree in Business Administration from the University of Paris and a degree in Advanced Mathematics, Physics and Chemistry from the Universities of Poiters and Paris.

Robert P. Belcher has been employed by the Company since July 1999 and was elected by the Board of Directors to serve as Vice Chairman in July 2004. Mr. Belcher was elected by the Board to serve as Senior Vice President - Finance and Administration in July 2001 and as Chief Financial Officer, Secretary and Treasurer in September 1999 (and still serves in such positions). From September 1999 until July 2001, he served as Vice President. Prior to joining the Company, Mr. Belcher served as Chief Financial Officer for Eatwell Enterprises, as well as Managing Director of Associated Asset Management Inc. From 1996 through 1998, Mr. Belcher was the Chief Financial Officer for Anderson Group Inc. From 1994 to 1996, he served as a Principal of Booz, Allen & Hamilton in their New York office. From 1988 to 1994, Mr. Belcher was Executive Vice President of Trinity Capital Corporation, a privately held merchant banking business based in Stamford, Connecticut. From 1981 until 1988, Mr. Belcher served in a variety of senior staff positions with Combustion Engineering, Inc., including Corporate Vice President - Operations Consulting and Corporate Vice President - Strategic Planning. His experience with Combustion Engineering, Inc., as well as with Kendall Company’s Hospital Products Division, involved numerous manufacturing cost studies, budget development and control, as well as information systems development. Mr. Belcher received his B.A. degree and M.A. degree in Economics from Vanderbilt University and his M.B.A. with high distinction from the Harvard Business School. In addition, he served in the U.S. Navy as a Supply Officer from 1971 to 1974.

Carmen L. Diersen joined American Medical Systems, Inc. as Executive Vice President in March 2004 and assumed the office of Chief Financial Officer on March 22, 2004. From 1992 to 2004, she held positions in which she was responsible for finance, business development, and general management at Medtronic, Inc. From March 2002 through 2003, she was Vice President, General Manager, Musculoskeletal Tissue Services; from February 1999 through March 2002, she was Vice President of Finance and Administration and Vice President of Business Development, Americas and Asia Pacific. Between 1992 and 1999, Ms. Diersen held financial positions in Medtronic, Inc.’s Heart Valve Division, its Tachyarrhythmia Management Division and its Bradycardia Pacing Division. From 1982 to 1992, she held various financial positions at Honeywell Inc. Ms. Diersen received a B.S. in Accounting from the University of North Dakota and an M.B.A. degree from the University of Minnesota, Carlson School of Management, and is a Certified Public Accountant.

James V. Dandeneau has been President of the Company’s subsidiary, Putnam Plastics Company, LLC, since November 2004. Prior to that time, Mr. Dandeneau was the President of Putnam Plastics Corporation, a company that Mr. Dandeneau founded in 1984. Under his direction, Putnam Plastics has become one of the nation’s leading specialty polymer-extrusion companies serving the medical device industry. Mr. Dandeneau graduated from the University of Massachusetts Lowell with a B.S. degree in plastic engineering. He worked with Sabin Corporation, a division of Cook, Inc., from the time he graduated until he founded Putnam Plastics.

Executive Officers of the Company

The following table lists information regarding the current executive officers of the Company:

Name	Position	Age
James G. Binch	President and Chief Executive Officer	58

Robert P. Belcher	Senior Vice President - Finance and Administration, Chief Financial Officer, Secretary and Treasurer and Vice Chairman	57

Dean J. Tulumaris	Chief Operating Officer	49

Dr. Ming H. Wu	Vice President - Office of Technology	50

James V. Dandeneau	President Putnam Plastics Division	47

Executive officers are elected until the next annual meeting of the Board of Directors and until their respective successors are elected and qualified. Information with respect to Messrs. Binch, Belcher and Dandeneau is set forth above.

Dean J. Tulumaris has been employed by the Company since August 2002. From that time through May 2004, he served as the Company’s Vice President – Operations and General Manager. Since May 2004, he has served as the Company’s Chief Operating Officer. From 2000 to 2002, Mr. Tulumaris was the Vice President and General Manager of Medsource Corporation’s Plastic Division. From 1999 to 2000, he served as Vice President of Eastern Operations for Reynolds & Reynolds, a manufacturer and distributor of printed-paper labels in Dayton, Ohio. From 1996 to 1999, Mr. Tulumaris was the Director of Ohio Operations for Rubbermaid, Inc. Mr. Tulumaris holds a B.A. degree in Business Economics and an M.B.A. degree in Operations from Lewis University.

Dr. Ming H. Wu has served the Company since March 2000 as Vice President - Office of Technology. From July 1998, until March 2000, Dr. Wu served the Company as Vice President and General Manager - Eastern Operations. From January 1998 through June 1998, Dr. Wu was Vice President of Engineering -Eastern Operations and from September 1996 through January 1998, he served as Director of Engineering. From July 1987 through August 31, 1996, Dr. Wu served the Company as Chief Metallurgist. Prior to his employment at the Company, Dr. Wu was Adjunct Research Professor at Naval Postgraduate School in Monterey, California. Dr. Wu holds an M.S. degree and a Ph.D. degree in Materials Science and Engineering from the University of Illinois-Champaign-Urbana.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and 10% beneficial owners of the Company’s Common Stock to file certain reports concerning their ownership of the Company’s equity securities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recently completed fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recently completed fiscal year, no person who, at any time during the fiscal year, was a director, officer or beneficial owner of 10% or more of the Company’s Common Stock failed to file on a timely basis, as disclosed on such forms, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company has adopted a Code of Conduct and Ethics that applies to all members of the Board of Directors and to all officers and employees of the Company, including its principal executive officer, principal financial officer, principal accounting officer and controller. The Code is available on the Company’s website, www.memry.com, and print copies are available to any stockholder who makes a request directed to the attention of the Secretary, Memry Corporation, 3 Berkshire Boulevard, Bethel, Connecticut 06801. The Code also serves as the Company’s “code of ethics,” as defined in Item 406(b) of Regulation S-K. In addition, except as otherwise may be required by the listing standards for companies listed on the American Stock Exchange, the Company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller or any person performing similar functions and relates to any element of the definition of “code of ethics” set forth in Item 406(b) of Regulation S-K by posting such information on its website, www.memry.com.

Committees

The Board of Directors has established three committees: the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee.

Audit Committee

The Audit Committee presently consists of Messrs. Krusen and Marchal and Ms. Diersen. The main function of the Audit Committee is to oversee the Company’s accounting and financial reporting processes, internal systems of control, independent auditor relationships and audit of the Company’s financial statements. The Audit Committee is also responsible for determining the appointment of the Company’s independent registered public accounting firm and any change in that appointment, and for ensuring the auditors’ independence. Each member of the Audit Committee is “independent,” as such term is defined in the listing standards for companies listed on the American Stock Exchange. Each member of the Audit Committee also satisfies the Securities and Exchange Commission’s additional independence requirement for members of audit committees. The Board has determined that Ms. Diersen, Chairman of the Audit Committee and Director, is an audit committee financial expert (as such term is defined by the Securities and Exchange Commission). The Board made such determination on the basis of Ms. Diersen’s prior experience, including, among other things, her extensive experience as a financial officer and in other positions that involve the performance of functions similar to those performed by a financial officer, as well as her educational background, as described above. The Audit Committee met seven times during the fiscal year ended June 30, 2005. A copy of the written charter adopted by the Board of Directors for the Audit Committee and as currently in effect is included on the Company’s website, www.memry.com. The Audit Committee reviews and reassesses the adequacy of the Audit Committee Charter, and the Board of Directors confirms the Audit Committee Charter, on an annual basis.

Compensation Committee

The Compensation Committee, the members of which are currently Messrs. Coady and de Beaumont and Dr. Snape, is authorized, subject to review by the entire Board (i) to determine the compensation of officers and directors of the Company and its subsidiaries and (ii) to review the adequacy of all employee benefit plans and revise existing plans or develop new plans when appropriate. The Compensation Committee is also authorized to make awards under, and oversee the administration of, the Company’s stock option plans. Each member of the Compensation Committee is “independent,” as defined in the listing standards for companies listed on the American Stock Exchange. The Compensation Committee met five times during the fiscal year ended June 30, 2005.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee, the members of which are currently Messrs. Krusen, Coady and Marchal, is responsible for identifying, screening, and recommending qualified candidates to serve on the Company’s Board of Directors and for taking a leadership role in shaping the corporate governance of the Company. A copy of the written charter adopted by the Board of Directors for the Corporate Governance and Nominating Committee and as currently in effect is included on the Company’s website, www.memry.com. Pursuant to its charter, the Committee is directed, among other things, to: develop and recommend to the Board specific guidelines and criteria for selecting nominees to the Board; formulate a process to identify and evaluate candidates to be recommended; review periodically compensation programs for non-employee directors and make recommendations for changes when appropriate; evaluate the performance of incumbent members of the Board to determine whether to recommend such persons for re-election; and review the corporate governance principles of the Company and the Company’s Code of Conduct and Ethics, recommending changes where appropriate. Each member of the Corporate Governance and Nominating Committee is “independent,” as defined in the listing standards for companies listed on the American Stock Exchange. The Corporate Governance and Nominating Committee met one time during the fiscal year ended June 30, 2005. During the first quarter of the fiscal year ended June 30, 2006, the Corporate Governance and Nominating Committee met to recommend the nomination of the directors for which proxies are being hereby solicited.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth certain information for the fiscal years ended June 30, 2005, 2004 and 2003 regarding the total remuneration paid to the Company’s chief executive officer and its other executive officers.

		Annual Compensation			Long-Term Compensation Awards
Name & Principal Position	Fiscal Year	Salary		Bonus	Number of Shares of Common Stock Underlying Options		All Other Compensation
James G. Binch President and Chief Executive Officer	2005	$311,000		$69,498	0	(1)	$36,231	(2)
	2004	284,500		—	115,000	(1)	36,000	(2)
	2003	278,077		139,590	115,000	(1)	36,000	(2)

Robert P. Belcher	2005	$214,373		$36,938	100,000	(3)	$21,000	(4)
Senior Vice President - Finance and	2004	200,900		—	40,000	(3)	6,000	(4)
Administration, Chief	2003	198,649		71,473	40,000	(3)	6,000	(4)
Financial Officer, Secretary and Treasurer and Vice Chairman

Dean J. Tulumaris Chief Operating Officer	2005	$186,923		$25,543	60,000	(6)	$11,073	(7)
	2004	168,923	(5)	20,000	100,000	(6)	6,000	(7)
	2003	139,554		—	85,000	(6)	3,554	(7)

Dr. Ming H. Wu Vice President - Office of Technology	2005	$162,091		$20,988	0		$—
	2004	151,414		—	25,000	(8)	—
	2003	149,655		39,874	25,000	(8)	—

James V. Dandeneau(10) President Putnam Plastics Division	2005	$126,923	(9)(10)	$0	40,000	(11)	$2,308	(12)

(1)	With respect to the 115,000 options granted in fiscal 2003, 57,500 are exercisable and 57,500 become exercisable in equal installments on May 21 of each of 2006 and 2007 at an exercise price of $1.03 per share. With respect to the 115,000 options granted in fiscal 2004, 28,750 are exercisable and 86,250 become exercisable in equal installments on May 18, 2006, 2007 and 2008. Options were not granted in fiscal year 2005.

(2)	Mr. Binch received a $6,000 car allowance in each of fiscal 2003 and 2004 and a $6,331 car allowance in fiscal 2005. Mr. Binch received four quarterly payments of $7,500 each in each of fiscal years 2003, 2004 and 2005, respectively, all of which are intended to be invested by Mr. Binch at his discretion for retirement planning.

(3)	With respect to the 40,000 options granted in fiscal 2003, 20,000 are exercisable and 20,000 become exercisable in equal installments on May 21 of each of 2006 and 2007 at an exercise price of $1.03 per share. With respect to the 40,000 options granted in fiscal 2004, 10,000 are exercisable and 30,000 become exercisable in equal installments on May 18 of each of 2006, 2007 and 2008 at an exercise price of $1.74 per share. With respect to the 100,000 options granted in fiscal 2005, 25,000 are exercisable and 75,000 become exercisable in equal installments on July 21 of each of 2006, 2007 and 2008 at an exercise price of $1.40 per share.

(4)	Mr. Belcher received car allowances of $6,000 in each of fiscal 2003, 2004 and 2005, respectively. Mr. Belcher received a payment of $15,000 in fiscal 2005, all of which is intended to be invested by Mr. Belcher at his discretion for retirement planning.

(5)	In its 2004 Proxy Statement, the Company reported that Mr. Tulumaris’ annual salary for fiscal year 2004 was $195,062. Mr. Tulumaris’ annual salary for fiscal year 2004 was actually $168,238. The annual salary set forth in the Company’s 2004 Proxy Statement included a bonus paid in the amount of $20,000 and car allowances of $6,000 paid to Mr. Tulumaris.
(6)	With respect to 60,000 of the aggregate 85,000 options granted to Mr. Tulumaris in fiscal 2003, 30,000 are currently exercisable, and 30,000 become exercisable in equal installments on November 6 of each of 2005 and 2006 at an exercise price of $1.47 per share. Of the remaining 25,000 options, 12,500 are currently exercisable, and 12,500 become exercisable in equal installments on May 21 of each of 2006 and 2007 at an exercise price of $1.03 per share. With respect to the 100,000 options granted in fiscal 2004, 25,000 are exercisable and 75,000 become exercisable in equal installments on May 18 of each of 2006, 2007 and 2008 at an exercise price of $1.74 per share. The 60,000 options granted in fiscal 2005 become exercisable in equal installments on May 26 of each of 2006, 2007, 2008 and 2009 at an exercise price of $1.66 per share.
(7)	Mr. Tulumaris received car allowances of $6,000 in each of fiscal 2003 and 2004 and $4,615 in fiscal 2005 and leased car payments of $5,697 and $761 for car insurance payments.
(8)	With respect to the 25,000 options granted to Dr. Wu in fiscal 2003, 12,500 are exercisable and 12,500 become exercisable in equal installments on May 21 of each of 2006 and 2007 at an exercise price of $1.03 per share. With respect to the 25,000 options granted in fiscal 2004, 6,250 are exercisable and 18,750 become exercisable in equal installments on May 18 of each of 2006, 2007 and 2008 at an exercise price of $1.74 per share. Options were not granted in fiscal year 2005.
(9)	Mr. Dandeneau became an executive officer of the Company in November 2004. As such, there is no information reportable for the fiscal years ended June 30, 2004 and 2003 for Mr. Dandeneau.
(10)	Mr. Dandeneau began employment with the Company in November 2004 and thus the salary received in fiscal year 2005 represented payment for services from November 2004 through June 2005.
(11)	The 40,000 options granted in fiscal 2005 become exercisable in equal installments on November 11 of each of 2005, 2006, 2007 and 2008 at an exercise price of $2.38 per share.
(12)	Mr. Dandeneau received a $2,308 car allowance in fiscal 2005.

Option/Stock Appreciation Right (“SAR”) Grants during the Fiscal Year Ended June 30, 2005

INDIVIDUAL GRANTS							POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATES OF STOCK PRICE APPRECIATION FOR OPTION TERM
Name	Number of Shares of Common Stock Underlying Unexercised Options/SARs Granted			Percent of Total Options/SARs Granted to Employees in Fiscal Year(1)	Exercise or Base Price per Share	Expiration Date
							5%	10%
	Options		SARs
James G. Binch	—		—	—%	N/A	N/A	N/A	N/A
Robert P. Belcher	100,000	(2)	—	18.71%	$1.40	07/21/14	$88,045	$223,124
Dean Tulumaris	60,000	(3)	—	11.22%	$1.66	05/26/15	$62,637	$158,736
Dr. Ming H. Wu	—		—	—%	N/A	N/A	N/A	N/A
James V. Dandeneau	40,000	(4)	—	7.49%	$2.40	11/09/14	$60,374	152,999

(1)	Assumes full vesting of options.
(2)	The options vest in equal installments on July 21st of each of 2005, 2006, 2007 and 2008.
(3)	The options vest in equal installments on May 26th of each of 2006, 2007, 2008 and 2009.
(4)	The options vest in equal installments on November 9th of each of 2005, 2006, 2007 and 2008.

Aggregated Option/SAR Exercises during the Fiscal Year Ended June 30, 2005 and Value as of

Name	Shares Acquired on Exercise	Value Realized	Number of Shares of Common Stock Underlying Unexercised Options/SARs as of June 30, 2005		Value of Unexercised In-the- Money Options/SARs as of June 30, 2005 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
James G. Binch	—	—	945,380	172,500	$178,712	$82,512
Robert P. Belcher	—	—	323,000	185,000	147,850	119,700
Dean J. Tulumaris	—	—	67,500	177,500	36,550	73,250
Dr. Ming H. Wu	—	—	138,700	37,500	51,344	17,937
James V. Dandeneau	—	—	—	40,000	—	—

(1)	Based on the closing price per share of the Company’s Common Stock of $2.03 on June 30, 2005, the last trading day of the Company’s fiscal year ended June 30, 2005.

Employment Agreements

Employment Agreement with James G. Binch

Effective September 8, 2004, the Company and Mr. Binch entered into an Employment Agreement that is intended to cover Mr. Binch’s employment until the time of his retirement and the appointment of a successor President and Chief Executive Officer of the Company. The initial term of the agreement ends on December 31, 2005, which term then automatically renews for successive one-year periods unless or until Mr. Binch or the Company gives notice of his or its intention not to renew. Neither party has given such notice with respect to the intention not to renew, and as such, Mr. Binch’s term of employment has been automatically renewed until December 31, 2006.

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

The agreement also provides that if Mr. Binch’s employment is terminated (a) by the Company without cause (including by the Company determining not to renew the term at a time that cause does not then exist), or (b) by Mr. Binch for “Good Reason,” Mr. Binch would become entitled to (i) bi-weekly payments equal to his bi-weekly salary payments for two years from the date of termination; (ii) bonuses for the fiscal years ending during such period equal in each year to 50% of the sum of the annual bonuses he received with respect to the two fiscal years ending immediately prior to the date of termination; and (iii) during such period, continued quarterly payments for retirement and/or deferred compensation benefits. “Good Reason” is defined to mean (x) the failure by the Company to observe or comply with any provision of the agreement (if such failure has not been cured within 30 days after written notice of same has been given to the Company), or (y) a material diminution in the position, duties and/or responsibilities of Mr. Binch upon or following a “Change of Control of the Company” (as such term is defined in the agreement).

The agreement provides that in the event of termination of Mr. Binch’s employment for any reason other than for cause, (i) each outstanding option held by Mr. Binch as of September 8, 2004 that is not an incentive stock option and that remains unexercised, but vested, at the time of termination shall terminate upon the tenth anniversary of grant of such option and (ii) each outstanding option held by Mr. Binch as of September 8, 2004 that is an incentive stock option shall be amended to provide that each such vested option shall be deemed to no longer be an incentive stock option, but shall not terminate until the tenth anniversary of grant of such option (it being further agreed and understood that any options described above which remain unvested at the time of termination will, by their terms, terminate at such time).

Employment Agreement with Robert P. Belcher

Effective July 21, 2004, the Company entered into an Amended and Restated Employment Agreement with Mr. Belcher in substitution for an employment agreement which had been in place since September 2001. Pursuant to the amended agreement, Mr. Belcher serves in the capacities of Vice Chairman, Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary. The initial term of the amended agreement ended on August 31, 2005, which then automatically renews for successive one-year periods unless or until Mr. Belcher or the Company gives notice of his or its intention not to renew. Pursuant to this provision, the term of the agreement has most recently been automatically renewed through July 20, 2006. The agreement entitles Mr. Belcher to receive (i) an annual base salary of $214,000; (ii) a one-time grant of 100,000 incentive stock options, vesting in four equal annual installments beginning on July 21, 2005, at an exercise price equal to $1.40 per share; (iii) additional compensation in the form of an annual target bonus equal to 50% of the annual base salary and/or stock option grants determined by and in the sole discretion of the Board of Directors of the Company; (iv) an automobile allowance of $500 per month; (v) up to $15,000 per year towards retirement and/or deferred compensation benefits; and (vi) certain other fringe benefits and perquisites as set forth in the agreement.

If the Company elects not to renew the amended agreement as of the end of any term, then the Company shall be required to pay to Mr. Belcher his base salary for a period of 15 months following the termination of the employment agreement, as and when the same would otherwise be due, and an amount equal to 125% of his target bonus, as then in effect, in one lump sum, unless such non-renewal by the Company is for cause.

The amended agreement also provides that if Mr. Belcher’s employment is terminated (a) by the Company without cause (other than at the end of any term), or (b) by Mr. Belcher for “Good Reason,” Mr. Belcher would become entitled to a lump-sum payment equal to the sum of (i) 125% of his annual salary at the rate in effect immediately prior to the date of termination, plus (ii) 125% of the amount of the target cash bonus for Mr. Belcher for the fiscal year that the termination occurs. “Good Reason” is defined to mean (x) the failure by the Company to observe or comply with any provision of the amended agreement (if such failure has not been cured within 10 days after written notice of same has been given to the Company), (y) a material diminution in the position, duties and/or responsibilities of Mr. Belcher upon or following a “Change of Control of the Company” (as such term is defined in the amended agreement), provided that Mr. Belcher elected to terminate the agreement on that basis not later than two years following the date of such Change of Control, or (z) or the relocation of Mr. Belcher’s principal place of business to a location more than 60 miles from both Bethel, Connecticut and Easton, Connecticut, without his consent. In the event of a termination as described above, all incentive and non-qualified stock options then held by Mr. Belcher that were still subject to any vesting requirements would have such vesting requirements terminated (such that all such options would then become immediately exercisable), to the extent allowable under the provisions of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, and the plans pursuant to which the same were granted.

Employment Agreement with James V. Dandeneau

In connection with its acquisition of the assets of Putnam Plastics Corporation in November of 2004, the Company’s subsidiary, Putnam Plastics Company LLC, entered into an Employment Agreement with Mr. Dandeneau, effective November 10, 2004. The Company purchased substantially all of the assets and assumed selected liabilities of Putnam Plastics Corporation, which was owned by MPAV Acquisition LLC, and in doing so, assumed the Employment Agreement with Mr. Dandeneau. Pursuant to the agreement, Mr. Dandeneau serves as President Putnam Plastics Company LLC. The initial term of the agreement ends on November 9, 2007. The agreement entitles Mr. Dandeneau to receive (i) an annual base salary of $200,000; (ii) the option to acquire 40,000 shares of the Company’s Common Stock, vesting in four equal annual installments beginning on November 10, 2005; at an exercise price equal to $2.40 per share; (iii) additional compensation in the form of an annual target bonus equal to 45% of the annual base salary and/or stock option grants determined by and in the sole discretion of the Board of Directors of the Company; (iv) an automobile allowance of $500 per month; and (v) certain other fringe benefits and perquisites as set forth in the amended agreement.

The agreement provides that if Mr. Dandeneau’s employment is terminated (a) by the Company without cause (other than at the end of any term), or (b) by Mr. Dandeneau for “Good Reason,” Mr. Dandeneau would become entitled to a lump-sum payment equal to the sum of (i) 100% of his annual salary at the rate in effect immediately prior to the date of termination until November 9, 2007, plus (ii) 100% of the target bonus otherwise payable until November 9, 2007. “Good Reason” is defined to mean (x) the failure by the Company to observe or comply with any provision of the agreement (if such failure has not been cured within 10 days after written notice of same has been given to the Company), or (y) a material diminution in the position, duties and/or responsibilities of Mr. Dandeneau upon or following a “Change of Control of the Company” (as defined in the agreement), provided that Mr. Dandeneau elected to terminate the agreement on that basis not later than two years following the date of such Change of Control.

Employment Agreement with Dean J. Tulumaris

Effective May 26, 2005, the Company amended its Amended and Restated Employment Agreement with Mr. Tulumaris, which superseded and replaced the Offer Letter between the Company and Mr. Tulumaris, dated July 31, 2002. Pursuant to the agreement and subsequent amendment, Mr. Tulumaris serves as Chief Operating Officer of the Company. The initial term of the amended agreement ends on May 17, 2006, and then automatically renews for successive one-year periods unless or until Mr. Tulumaris or the Company gives notice of his or its intention not to renew. The agreement entitles Mr. Tulumaris to receive (i) an annual base salary of $180,000; (ii) a one-time grant of 100,000 incentive stock options, vesting in four equal annual installments beginning on May 18, 2005, at an exercise price equal to $1.74 per share; (iii) a one-time cash bonus of $20,000, (iv) additional compensation in the form of an annual target bonus equal to 45% of the annual base salary and/or stock option grants determined by and in the sole discretion of the Board of Directors of the Company; (v) an automobile allowance of $500 per month; and (vi) certain other fringe benefits and perquisites as set forth in the amended agreement.

If the Company elects not to renew the amended agreement at the end of any one-year term, then the Company shall pay to Mr. Tulumaris his base salary for a period of 12 months following the termination of the amended agreement, as and when the same would otherwise be due including continuation of employee health insurance as provided to active employees, and an amount equal to 100% of his target bonus as then in effect, in one lump sum, unless such non-renewal by the Company is for cause.

The amendment to the Amended and Restated Employment agreement provides that if Mr. Tulumaris’ employment is terminated (a) by the Company without cause (other than at the end of any term), or (b) by Mr. Tulumaris for “Good Reason,” in addition to the other rights to which Mr. Tulumaris is entitled upon a termination as provided in the Amended and Restated Employment Agreement, Mr. Tulumaris would become entitled to a lump-sum payment equal to the sum of (i) 100% of his annual salary at the rate in effect immediately prior to the date of termination, plus (ii) 100% of the bonus otherwise payable for the fiscal year during which termination occurs. “Good Reason” is defined to mean (x) the failure by the Company to observe or comply with any provision of the agreement (if such failure has not been cured within 10 days after written notice of same has been given to the Company), or (y) a material diminution in the position, duties and/or responsibilities of Mr. Tulumaris upon or following a “Change of Control of the Company” (as defined in the agreement), provided that Mr. Tulumaris elected to terminate the agreement on that basis not later than two years following the date of such Change of Control.

Employment Agreement with Ming H. Wu

On March 1, 2003, the Company entered into an Amended and Restated Employment Agreement with Dr. Ming H. Wu. Pursuant to the agreement, Dr. Wu serves in the capacity of Vice President – Office of Technology. The agreement is a one-year employment agreement, which automatically renews for successive one-year periods unless or until Dr. Wu or the Company gives notice of his or its intention not to renew. Pursuant to this provision, the term of the agreement has most recently been automatically renewed through February 28, 2006. The employment agreement entitles Dr. Wu to receive (i) an annual base salary of $150,000; (ii) additional compensation in the form of an annual target bonus of 35% of Dr. Wu’s annual base salary and/or stock option grants, determined by and in the sole discretion of the Board of Directors of the Company; and (iii) certain other fringe benefits and perquisites as set forth in the agreement. In July 2005, Dr. Wu’s salary was increased from $156,015 to $161,944.

If the Company elects not to renew the employment agreement at the end of any one-year term, then the Company shall pay to Dr. Wu his base salary for a period of 12 months following the termination of the employment agreement, as and when the same would otherwise be due, and an amount equal to 50% of his target bonus, as then in effect, in one lump sum, unless such non-renewal by the Company is for cause.

Dr. Wu’s agreement also provides that if his employment is terminated (a) by the Company without cause (other than at the end of any term), or (b) by Dr. Wu for “Good Reason,” Dr. Wu would become entitled to a lump-sum payment equal to the sum of (i) 100% of his annual salary at the rate in effect immediately prior to the date of termination, plus (ii) 50% of the bonus otherwise payable for the fiscal year during which termination occurs. “Good Reason” is defined to mean (x) the failure by the Company to observe or comply with any provision of the agreement (if such failure has not been cured within 10 days after written notice of same has been given to the Company), or (y) a material diminution in the position, duties and/or responsibilities of Dr. Wu upon or following a “Change of Control of the Company” (as defined in the agreement), provided that Dr. Wu elected to terminate the agreement on that basis not later than two years following the date of such Change of Control.

Each of the employment agreements described above also contains substantially similar provisions with respect to termination in the event of the death or due to the disability of the employee. In the event of a termination upon the death of any such employee, his employment shall terminate effective at the time of death; provided, however, that such termination shall not result in the loss of any benefit or rights, which he may have accrued through the date of his death. If his employment is terminated prior to the expiration of the term due to his death, the Company shall make a severance payment to the employee or his legal representatives equal to his regular salary payments through the end of the month in which such death occurs. In addition, the Company shall make a severance payment to the employee or his legal representative equal to his target bonus, pro rated for the portion of such fiscal year completed prior to his death; provided, however, that such pro rated portion of his target bonus shall be paid following the completion of such fiscal year at the time similar bonuses are paid to other employees of the Company. If one of the employees becomes disabled (as described in his employment agreement), his employment may be terminated, at the Company’s option, at the end of the calendar month during which his disability is determined; provided, however, that such termination shall not result in the loss of any benefits or rights which such employee may have accrued through the date of his disability. If the employee’s employment is terminated prior to the expiration of the term due to his disability, the Company shall make a severance payment to him or his legal representative equal to his regular salary payments for a period of six months from the date of such termination or, if sooner, until payments begin under any disability insurance policy maintained by the Company for such employee’s benefit.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 21, 2005, information regarding beneficial ownership of the Company’s Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding Common Stock (based on information furnished to the Company on behalf of such persons or otherwise known to the Company), (ii) each of the directors of the Company and nominees for director of the Company, (iii) each of the executive officers named in the annual compensation table captioned “Summary Compensation Table” below, and (iv) all current directors and executive officers as a group. Beneficial ownership of a security is determined pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended. A person is deemed to be the beneficial owner of a security, subject to Rule 13d-3(b) if, among other things, that person has the right to acquire such security within 60 days.

COMMON STOCK

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding (1)
New England Partners Capital, L.P. One Boston Plaza, Suite 3630 Boston, Massachusetts 02108	1,925,000(2)	6.7%

James G. Binch 362 Canoe Hill Road New Canaan, Connecticut 06840	860,537(3)	3.0%

W. Andrew Krusen, Jr. 3415 Morrison Avenue, Tampa, Florida 33629	734,665(4)	2.6%

Kempton J. Coady, III 4 Fernwood Road Westport, Connecticut 06880	150,622(5)	*

Dr. Edwin Snape 1095 Long Pond Road Wellfleet, Massachusetts 02667	1,965,695(6)	6.8%

Francois Marchal Compagnie Financiere Aval S.A. 6 Route de Malagnou Case Postale 521 CH-1211 Geneve 17 Switzerland	367,743(7)	1.3%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding (1)
Michel de Beaumont American Equities Overseas (UK) 12 Park Place London SW1A 1LP England	179,909(8)	*

Robert P. Belcher 165 Grassy Hill Road Woodbury, Connecticut 06798	418,000(9)	1.5%

Carmen L. Diersen 10527 Parker Drive Eden Prairie, Minnesota 55347	5,674(10)	*

James V. Dandeneau P O Box 159 307 Thompson Road Thompson, Connecticut 06277	2,478,569(11)	8.6%

Dean J. Tulumaris 56 Charolais Way Burlington, CT 06013	82,500(12)	*

Dr. Ming H. Wu 4 Empire Lane Bethel, Connecticut 06801	142,200(13)	*

All directors and executive officers as a group (11 persons)	7,386,114(14)	25.7%

*	Less than one percent.

(1)	In each case where shares subject to warrants or options are included as beneficially owned by an individual or group, the percentage of all shares owned by such individual or group is calculated as if all such warrants or options had been exercised prior to such calculation.
(2)	The information as to the beneficial ownership of Common Stock by New England Partners Capital, L.P. (“NEP”) was obtained from its statement on Schedule 13G filed on February 18, 2002 with the Securities and Exchange Commission. Includes warrants currently exercisable to purchase 375,000 shares of Common Stock at $1.25 per share.
(3)	Includes 859,530 shares of Common Stock that may be acquired through the exercise of (i) vested stock options and (ii) stock options that will vest within 60 days after the Record Date. Also includes 1,007 shares of Common Stock owned by Mr. Binch’s daughter. Mr. Binch disclaims beneficial ownership of such shares owned by his daughter.
(4)	Includes 20,713 shares of Common Stock that may be acquired through the exercise of (i) vested stock options and (ii) stock options that will vest within 60 days after the Record Date. Also includes 275,000 shares of Common Stock owned by WIT Ventures, LTD. (“WIT”), 8,000 shares of Common Stock owned by Krusen-Vogt & Co., (“KVC”), 269,000 shares of Common Stock owned by Dominion Financial Group International LDC (“DFGI”), and 25,000 shares owned by Dominion Capital Management. Mr. Krusen is the President and a principal stockholder of JAWIT Corporation, which is the managing General Partner of WIT, a General Partner of KVC and a limited partner of WIT. In addition, Mr. Krusen is the Chairman of the Executive Committee of DFGI, and also indirectly beneficially owns certain outstanding securities of DFGI through WIT.

(5)	Includes 20,713 shares of Common Stock that may be acquired through the exercise of (i) vested stock options and (ii) stock options that will vest within 60 days after the Record Date. Also includes 50,000 shares of Common Stock held by Merrill, Lynch, Pierce, Fenner & Smith, as custodian of an IRA for the benefit of Mr. Coady’s wife.
(6)	Includes 5,819 shares of Common Stock that may be acquired through the exercise of (i) vested stock options and (ii) stock options that will vest within 60 days after the Record Date. Also includes (i) 1,569,979 shares of Common Stock, (ii) 10,459 shares of Common Stock that may be acquired through the exercise of vested stock options, and (iii) warrants currently exercisable to purchase 375,000 shares of Common Stock at $1.25 per share, each owned by NEP. Edwin Snape is a managing member of NEP Capital, LLC, the general partner of NEP. Dr. Snape disclaims beneficial ownership of these securities (except to the extent of his pecuniary interest in such securities).
(7)	Includes 2,739 shares of Common Stock that may be acquired through the exercise of (i) vested stock options and (ii) stock options that will vest within 60 days after the Record Date. Also includes 365,004 shares of Common Stock directly owned by Compagnie Financiere Aval S.A. Mr. Marchal is the General Administrator and a partner of Compagnie Financiere Aval S.A. Mr. Marchal disclaims beneficial ownership of such securities (except to the extent of his pecuniary interest in such securities).
(8)	Includes 2,061 shares of Common Stock that may be acquired through the exercise of (i) vested stock options and (ii) stock options that will vest within 60 days after the Record Date. Also includes (i) 40,000 shares of Common Stock directly owned by Emerge Capital and (ii) 127,700 shares of Common Stock directly owned by Samisa Investment Corp. (“Samisa”). Mr. de Beaumont is a stockholder and beneficial owner of Emerge Capital and Samisa. Mr. de Beaumont disclaims beneficial ownership of these securities (except to the extent of his pecuniary interest in such securities).
(9)	Includes 373,000 shares of Common Stock that may be acquired through the exercise of (i) vested stock options and (ii) stock options that will vest within 60 days after the Record Date.
(10)	Includes 715 shares of Common Stock that may be acquired through the exercise of (i) vested stock options and (ii) stock options that will vest within 60 days after the Record Date.
(11)	Includes 10,000 shares of Common Stock that may be acquired through the exercise of (i) vested stock options and (ii) stock options that will vest within 60 days after the Record Date.
(12)	Includes 82,500 shares of Common Stock that may be acquired through the exercise of (i) vested stock options and (ii) stock options that will vest within 60 days after the Record Date.
(13)	Includes 138,700 shares of Common Stock that may be acquired through the exercise of (i) vested stock options and (ii) stock options that will vest within 60 days after the Record Date.
(14)	See prior footnotes.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,685,331	$1.89	2,398,603
Equity compensation plans not approved by security holders	0	$0.00	N/A

Total	4,685,331	$1.89	2,398,603

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the Putnam Acquisition, the Company entered into agreements with James V. Dandeneau, the sole shareholder of Putnam Plastics Corporation. Mr. Dandeneau is now an executive officer of the Company and serves on the Board of Directors.

The Company paid a purchase price of $18.9 million in cash, 2,857,143 shares of the Company’s common stock, and $2.5 million in deferred payments. The deferred payments are non-interest bearing and are required to be paid in three equal annual installments beginning November 9, 2005. The 2,857,143 shares of the Company’s common stock included as part of the consideration for the acquisition were issued without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering. Under the terms of the Purchase Agreement, the shares are subject to certain restrictions, including a black out period during which the sole shareholder of Putnam Plastics Corporation is prohibited from selling any of the shares for a period of 18 months after November 9, 2004, and after such 18-month period, the sole shareholder of Putnam Plastics Corporation is generally prohibited from selling more than 250,000 shares through the public markets in any calendar quarter.

In conjunction with the Putnam Acquisition, the Company signed a lease for Putnam’s manufacturing facility located in Dayville, Connecticut in which the sole shareholder of Putnam Plastics Corporation is the lessor. The term of the lease is from November 10, 2004 to November 30, 2009 with renewal options to extend the term for thirty months. The monthly rent was based on an independent appraisal and is $18,000. The Company is also responsible for certain insurance, taxes and maintenance on the facility.

In addition, the Company is leasing 2,012 square feet of warehousing space from the sole shareholder of Putnam Plastics Corporation on a month-to-month basis. Total rent paid to the sole shareholder of Putnam Plastics Corporation was $145,000 during the year ended June 30, 2005. Mr. Dandeneau is also the 50% shareholder of a company that is a supplier and customer of Putnam. Purchases from and sales to this company were $124,000 and $13,000, respectively, during the period from November 9, 2004 to June 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for audit services rendered by Deloitte & Touche LLP for fiscal years 2005 and 2004, and the aggregate fees billed during fiscal years 2005 and 2004 for professional services rendered by Deloitte & Touche LLP of the other types listed below, were as follows:

	Year Ended June 30,
	2005	2004
Audit Fees	$161,570	$120,750
Audit-Related Fees	6,880	7,500
Tax Fees	27,950	66,142
Acquisition and All Other Fees	175,838	51,344

Audit-Related Fees for fiscal 2005 were comprised of reviewing the annual report to shareholders and Sarbanes-Oxley Act of 2002 Section 404 compliance plan. Tax Fees for fiscal 2005 were comprised of tax return and estimate preparation ($18,350) and miscellaneous tax research ($9,600). Acquisition and All Other Fees for fiscal 2005 were primarily related to the Putnam acquisition. The Audit Committee pre-approved all of these services except for the license to access the Deloitte Accounting Research Tool (DART), which services, representing less than 1% of the total amount of fees paid by the Company to Deloitte & Touche LLP during fiscal 2005, were approved by the Audit Committee pursuant to Rule 210.2-01(c)(7)(i)(C) of the Securities and Exchange Commission’s Regulation S-X, as amended.

Audit-Related Fees for fiscal 2004 were comprised of a Sarbanes-Oxley Act of 2002 workshop. Tax Fees for fiscal 2004 were comprised of a research and development tax credit project ($60,468), return preparation assistance ($3,100) and miscellaneous tax research ($2,574). The Audit Committee pre-approved all of these services for fiscal 2004 except for those comprising return preparation assistance and miscellaneous tax research, which services, representing approximately 4.78% of the total amount of fees paid by the Company to Deloitte & Touche LLP during fiscal 2004, were approved by the Audit Committee pursuant to Rule 210.2-01(c)(7)(i)(C) of the Securities and Exchange Commission’s Regulation S-X, as amended.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements: Reports of Independent Registered Public Accounting Firms; Consolidated Balance Sheets as of June 30, 2005 and 2004; Consolidated Statements of Income for the Years Ended June 30, 2005, 2004, and 2003; Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2005, 2004, and 2003; and Consolidated Statements of Cash Flows for the Years Ended June 30, 2005, 2004 and 2003; and notes to the Consolidated Financial Statements.

(2)	Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibit Listing

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement dated November 9, 2004, among the Company, Putnam Plastics Corporation and Mr. James Dandeneau	(19)

3.1	Certificate of Incorporation of the Company, as amended	(7)

3.2	By-Laws of the Company, as amended	(2)

3.3	Amendment Number 1 to By-Laws of the Company, as amended	(6)

4.1	Warrant to Purchase Common Stock issued to Brooks, Houghton & Company, Inc., dated June 30, 2001	(9)

4.2	Warrant to Purchase Common Stock issued to Brooks, Houghton & Company, Inc., dated August 30, 2001	(9)

4.3	Warrant to Purchase Common Stock issued to New England Partners, dated November 6, 2001	(9)

4.4	Warrant to Purchase Common Stock issued by the Company to ipCapital Group, Inc., dated December 18, 2001	(10)

4.5	Nontransferable Nonqualified Stock Option Agreement, dated January 31, 2002, between the Company and Robert J. Thatcher	(11)

4.6	Warrant No. 02-05 to Purchase Common Stock of the Company, dated April 3, 2002, issued to ipCapital Group Inc.	(11)

4.7	Warrant No. 02-06 to Purchase Common Stock of the Company, dated April 3, 2002, issued to ipCapital Group Inc.	(11)

4.8	Warrant No. 03-01 to Purchase Common Stock of the Company, dated April 10, 2003, issued to Trautman Wasserman & Co., Inc.	(12)

4.9	Warrant No. 03-02 to Purchase Common Stock of the Company, dated July 1, 2003, issued to Trautman Wasserman & Co., Inc.	(14)

4.10	Warrant No. 03-03 to Purchase Common Stock of the Company, dated October 1, 2003, issued to Trautman Wasserman & Co., Inc.	(15)

4.11	Warrant No. 03-04 to Purchase Common Stock of the Company, dated January 1, 2004, issued to Trautman Wasserman & Co., Inc.	(16)

10.1	Employee Non-Disclosure agreement, dated as of October 18, 1994, between the Company and James G. Binch	*(1)

10.2	Convertible Subordinated Debenture Purchase Agreement, dated as of December 22, 1994, between the Company and CII	(2)

10.3	Employee Agreement on Inventions and Patents, between the Company and James G. Binch	*(2)

10.4	Memry Corporation Stock Option Plan, as amended	*(3)

10.5	Amended and Restated Tinel-Lock Supply Agreement, dated as of February 19, 1997, and effective as of December 20, 1996, between the Company and Raychem Corporation	(4)

10.6	Memry Corporation’s Amended and Restated 1997 Long-Term Incentive Plan, as amended as of December 8, 2004	*(19)

10.7	Form of Nontransferable Incentive Stock Option Agreement under the 1997 Plan	*(5)

10.8	Sublease, dated February 3, 2000, by and between the Company and Pacific Financial Printing	(7)

10.9	Lease, dated February 8, 2001, between Berkshire Industrial Corporation and the Company	(8)

10.10	Business Park Lease, dated August 27, 2001, between 4065 Associates, L.P. and the Company, together with Agreement to Defer Certain Work, dated August 27, 2001, by and between 4065 Associates, L.P. and the Company	(8)

10.11	Amendment to Lease, dated November 6, 2001, between 4065 Associates L.P. and Memry Corporation, with Amendment to Agreement, dated November 6, 2001, by and between 4065 Associates L.P. and the Company	(9)

10.12	Sublease extension, dated September 2, 2003, by and between the Company and Pacific Financial Printing	(13)

10.13	Amendment to Lease, dated July 24, 2003, between 4065 Associates L.P. and the Company, with Second Amendment to Agreement, dated July 24, 2003, by and between 4065 Associates L.P. and the Company	(13)

10.14	Master Supply Agreement, date June 13, 2003, by and between Medtronic, Inc. and the Company	(13)

10.15	Agreement, dated as of January 30, 2003, by and between the Company and United States Surgical, Division of Tyco Healthcare Group, LP	+(13)

10.16	Amended and Restated Employment Agreement, dated as of May 18, 2004, between Dean Tulumaris and the Company	*(20)

10.17	Employment Agreement, dated as of March 1, 2003, between Ming Wu and the Company	*(14)

Exhibit Number	Description of Exhibit
10.18	Second Amended and Restated Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement, dated as of January 30, 2004, between the Company and Webster Bank.	(16)

10.19	Revolving Credit Note dated November 9, 2004 made by the Company to the order of Webster Business Credit Corporation	(18)

10.20	Capital Expenditure Note dated November 9, 2004 made by the Company to the order of Webster Business Credit Corporation	(18)

10.21	Credit and Security Agreement dated as of November 9, 2004 between the Company as borrower and Webster Business Credit Corporation as lender	(18)

10.22	Sublease extension, dated June 16, 2004, by and among the Company, Pacific Financial Printing and Albert Gounod	(17)

10.23	Employment Agreement, dated as of July 21, 2004, between Robert P. Belcher and the Company	(17)

10.24	Employment Agreement, dated as of September 8, 2004, between James G. Binch and the Company	(17)

10.25	Commercial Lease Agreement dated as of November 9, 2004 between James V. Dandeneau, as lessor, and MPAV Acquisition LLC, as lessee	(18)

10.26	Term Loan A Note dated November 9, 2004 made by the Company to the order of Webster Business Credit Corporation	(18)

10.27	Term Loan B Note dated November 9, 2004 made by the Company to the order of Webster Business Credit Corporation	(18)

10.28	Guaranty Agreement dated of as November 9, 2004 made by MPAV Acquisition LLC in favor of Webster Business Credit Corporation	(18)

10.29	Subordinated Loan Agreement dated as of November 9, 2004 among the Company and MPAV Acquisition LLC, as borrowers, and Ironbridge Mezzanine Fund, L.P. and Brookside Pecks Capital Partners, L.P., as lenders	(18)

10.30	Subordinated Promissory Note dated November 9, 2004 made by the Company and MPAV Acquisition LLC, jointly and severally, to the order of Brookside Pecks Capital Partners, L.P.	(18)

10.31	Subordinated Promissory Note dated November 9, 2004 made by the Company and MPAV Acquisition LLC, jointly and severally, to the order of Ironbridge Mezzanine Fund, L.P.	(18)

10.32	Standard Industrial/Commercial Single-Tenant Lease — Net dated as of December 1, 2004 between Albert M. Gounod and the Company	(18)

10.33	Summary of Additional Compensation for Non-Management Chairs of the Board of Directors and Board Committees of Memry Corporation, as approved on December 8, 2004	*(21)

10.34	Supply Agreement, dated as of November 9, 2004, by and between MPAV Acquisition LLC and Foster Corporation.	(22)

10.35	Employment Agreement, dated as of November 9, 2004, between James Dandeneau and Putnam Plastics Company LLC.	*(22)

21.1	Information regarding Subsidiaries	(23)

23.1	Consent of Deloitte & Touche LLP	(23)

23.2	Consent of McGladrey & Pullen, LLP	(23)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	(23)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	(23)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(23)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(23)

99.1	Amended and Restated Memry Corporation Audit Committee Charter	(19)

*	Management contract or compensatory plan of arrangement.
+	Certain confidential portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, dated April 6, 2004.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.(2) Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, as amended.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1996.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, as amended.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1997.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.
(8)	Incorporated by reference to the Company’s Annual Report on Form 1O-K for the fiscal year ended June 30, 2001, as amended by Amendment No. 1 thereto.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 12, 2004.
(19)	Incorporated by reference to the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 28, 2004
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 14, 2004,
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004.
(23)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2005

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

Signature	Title	Date

/s/ MICHELE DE BEAUMONT Michele de Beaumont	Director	October 28, 2005

/s/ ROBERT P. BELCHER Robert P. Belcher	Director	October 28, 2005

/s/ JAMES G. BINCH James G. Binch	Director	October 28, 2005

/s/ KEMPTON J. COADY, III Kempton J. Coady, III	Director	October 28, 2005

/s/ JAMES V. DANDENEAU James V. Dandeneau	Director	October 28, 2005

/s/ CARMEN L. DIERSEN Carmen L. Diersen	Director	October 28, 2005

/s/ W. ANDREW KRUSEN, JR. W. Andrew Krusen, Jr.	Director	October 28, 2005

/s/ FRANCOIS MARCHAL Francois Marchal	Director	October 28, 2005

/s/ EDWIN SNAPE Edwin Snape	Chairman	October 28, 2005

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

The fair value of each grant, used to determine the pro forma information above, is estimated at the grant date using the fair value option-pricing model with the following weighted average assumptions for grants awarded for the years ended June 30, 2005, 2004 and 2003:

	2005	2004	2003
Dividend rate	—	—	—
Risk free interest rate	2.89% - 3.90%	1.93% - 3.13%	1.47% - 1.79
Weighted average expected lives, in years	3.0	3.0	3.0
Price volatility	70%	78%	79%

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

		June 30, 2005
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