Form 10-Q
period 2005-09-30
MEMRY CORP
filed 2005-11-14
CIK 720896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of November 2, 2005, 28,755,390 shares of the registrant’s common stock, par value $.01 per share, were issued and outstanding.

MEMRY CORPORATION

FORM 10-Q

For the quarter ended September 30, 2005

PART I — FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Memry Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2005	June 30, 2005
ASSETS
Current Assets
Cash and cash equivalents	$3,634,000	$4,141,000
Accounts receivable, less allowance for doubtful accounts	6,131,000	5,846,000
Inventories	4,954,000	4,948,000
Deferred tax asset	1,391,000	1,391,000
Prepaid expenses and other current assets	461,000	288,000

Total current assets	16,571,000	16,614,000

Property, Plant, and Equipment	21,140,000	19,897,000
Less accumulated depreciation	(12,025,000)	(11,527,000)

	9,115,000	8,370,000

Other Assets
Intangible assets, less accumulated amortization	7,674,000	7,842,000
Goodwill	13,946,000	13,946,000
Cash collateral deposit	1,500,000	1,500,000
Deferred financing costs, less accumulated amortization	438,000	465,000
Deferred tax asset	3,153,000	3,508,000
Note receivable	409,000	407,000
Other assets	148,000	148,000

Total other assets	27,268,000	27,816,000

TOTAL ASSETS	$52,954,000	$52,800,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,924,000	$5,453,000
Notes payable	2,648,000	2,615,000
Income tax payable	217,000	204,000

Total current liabilities	7,789,000	8,272,000

Notes Payable, less current maturities	8,506,000	8,759,000

Commitments and contingencies (see notes)

Stockholders’ Equity
Common stock	288,000	286,000
Additional paid-in capital	54,280,000	53,893,000
Accumulated deficit	(17,909,000)	(18,410,000)

Total stockholders’ equity	36,659,000	35,769,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,954,000	$52,800,000

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries

Condensed Consolidated Statements of Income

For the Three Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
Revenues	$12,667,000	$9,112,000

Cost of revenues	7,918,000	5,612,000

Gross profit	4,749,000	3,500,000

Operating Expenses
Research and development	653,000	479,000
General, selling and administration	2,793,000	1,861,000
Amortization of intangible assets	126,000	33,000

	3,572,000	2,373,000

Operating income	1,177,000	1,127,000

Interest
Expense	(321,000)	(14,000)
Income	43,000	40,000

	(278,000)	26,000

Income before income taxes	899,000	1,153,000

Provision for income taxes	398,000	450,000

Net income	$501,000	$703,000

Basic Earnings Per Share	$0.02	$0.03

Diluted Earnings Per Share	$0.02	$0.03

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash Flows From Operating Activities:
Net income	$501,000	$703,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	693,000	446,000
Deferred income taxes	355,000	392,000
Gain on sale of asset	—	(10,000)
Equity based compensation	191,000	21,000
Accreted interest on note receivable	(2,000)	—
Accreted interest on notes payable	85,000	—
Change in operating assets and liabilities:
Accounts receivable	(285,000)	(642,000)
Inventories	(6,000)	121,000
Prepaid expenses and other current assets	(173,000)	(193,000)
Other assets	—	1,000
Income taxes payable	13,000	(16,000)
Accounts payable and accrued expenses	(719,000)	(505,000)

Net cash provided by operating activities	653,000	318,000

Cash Flows From Investing Activities:
Capital expenditures	(1,053,000)	(140,000)
Note receivable	—	(400,000)
Payments in connection with business acquisition	—	(210,000)
Proceeds from sale of asset	—	5,000

Net cash used in investing activities	(1,053,000)	(745,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	198,000	—
Principal payments on notes payable	(305,000)	(80,000)
Principal payments on capital lease obligations	—	(9,000)

Net cash used in financing activities	(107,000)	(89,000)

Net decrease in cash and cash equivalents	(507,000)	(516,000)

Cash and cash equivalents, beginning of period	4,141,000	12,404,000

Cash and cash equivalents, end of period	$3,634,000	$11,888,000

Supplemental Disclosures of Cash Flow Information:

Cash payments for interest	$218,000	$13,000

Cash payments for income taxes	$30,000	$75,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 (“fiscal 2006”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K/A for the year ended June 30, 2005 (“fiscal 2005”). On July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” See Note B for a description of the effects on the consolidated financial statements. In the first quarter of fiscal 2006, there have been no other material changes to the significant accounting policies.

The results of operations of Putnam Plastics Company LLC (“Putnam Plastics Company”) have been included in the consolidated statements of income from the November 9, 2004 date of acquisition of substantially all of the assets and assumed selected liabilities of Putnam Plastics Corporation (the “Putnam Acquisition”). The term “Putnam” is used herein to refer to the business operated by Putnam Plastic Corporation prior to the Putnam Acquisition and Putnam Plastics Company thereafter. See Note I.

Note B. STOCK-BASED EMPLOYEE COMPENSATION

Stock-based Compensation Plans

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

During the first quarter of fiscal year 2006, the Company began granting performance-based options (“PBOs”) under the 1997 Plan. Under the PBO feature, each fiscal year the Company may grant selected executives and other key employees share option awards whose vesting is contingent on meeting various company-wide performance goals based primarily on revenue growth and profitability over a multi-year period. The fair value of each PBO granted is estimated on the date of the grant using the same option valuation model used for options previously granted under the 1997 Plan and assuming performance goals will be achieved. If any of such goals are met, a percentage of said options shall vest in accordance with the prescribed vesting schedule. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed relating to the specific goal and vesting period.

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

Also under the 1997 Plan, each quarter, all non-employee directors were to be granted shares of the Company’s common stock with a value equal to $7,500, determined based on the market value of the Company’s stock at the end of each quarter. During the year ended June 30, 2002, this policy was amended such that all non-employee directors, each quarter, are granted shares of the Company’s common stock with a value equal to $3,000 and stock options with a value equal to $4,500, determined based on the closing market value of the Company’s stock as of the date of the approval by the Compensation Committee of the Board of Directors. The stock options granted to non-employee directors are non-qualified options.

Adoption of SFAS No. 123(R)

On July 1, 2005, the Company adopted SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services and the transactions that are based on the fair value of entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and, in effect, accounts for those transactions as part of the consolidated financial statements of the entity and not as a footnote disclosure, as the Company had elected under the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the date of adoption. The Company recorded compensation expense of $171,000 related to the adoption of SFAS No. 123(R) for the first quarter of fiscal 2006. To date, the majority of the Company’s stock option grants have been qualified incentive stock options (“ISOs”). ISO’s are nondeductible for income tax purposes therefore, an income tax benefit has only been recorded for compensation expense on non-qualified options calculated under the provisions of SFAS No. 123(R). For the first quarter of fiscal 2006, compensation expense of $19,000 ($12,000 net of income taxes) was recorded on non-qualified options.

Pro-Forma Disclosures

In adopting SFAS No. 123(R), the Company elected not to use the modified retrospective application and, therefore did not restate its results for the three months ended September 30, 2004. During this period, the Company was following SFAS No. 123, which allowed an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued to employees and directors under the Company’s stock option and warrant plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost was recognized. Under APB Opinion No. 25, the Company generally only recorded stock-based compensation expense for the fair value of common stock issued to its directors which was $20,000 ($12,000 net of income taxes) and $21,000 ($13,000 net of income taxes) for the first quarters of fiscal 2006 and fiscal 2005, respectively.

On January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123.” For the first quarter of fiscal 2005, the Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share, and other disclosures, as if the fair value based method of accounting had been applied. Had compensation cost for issuance of such stock options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123(R) for the first quarter of fiscal 2005, reported net income and per share amounts for the first quarters of fiscal 2006 and 2005, respectively, would have been as follows. The reported and pro forma net income and per share amounts for the first quarter of fiscal 2006 are the same since stock-based compensation is calculated under the provisions of SFAS No. 123(R). The amounts from the first quarter of fiscal 2006 are included in the following table only to provide the detail for comparative presentation to the first quarter of fiscal 2005.

	Three Months Ended September 30,
	2005	2004
Net income, as reported	$501,000	$703,000
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	176,000	13,000
Deduct: total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(176,000)	(83,000)

Net income: as reported for three months ended September 30, 2005 and pro forma for the three months ended September 30, 2004	$501,000	$633,000

Basic earnings per share:
As reported	$.02	$.03

As reported for the three months ended September 30, 2005 and pro forma for the three months ended September 30, 2004	$.02	$.02

Diluted earnings per share:
As reported	$.02	$.03

As reported for the three months ended September 30, 2005 and pro forma for the three months ended September 30, 2004	$.02	$.02

Determining Fair Value

The fair value of each grant is estimated on the grant date using a Black-Scholes option valuation model based on the assumptions in the following table. The weighted average expected lives (estimated period of time outstanding) was estimated using the simplified method for determining the expected term. Expected volatility was based on the historical volatility for a period equal to the stock option’s expected life.

Three Months Ended September 30, 2005
Expected dividend rate	—
Risk free interest rate	4.10% - 4.16%
Weighted average expected lives, in years	6.5
Price volatility	71%

Note C. INVENTORIES

Inventories consist of the following at September 30, 2005 and June 30, 2005:

	September 30, 2005	June 30, 2005
Raw materials and supplies	$1,995,000	$2,022,000
Work-in-process	2,131,000	2,021,000
Finished goods	828,000	905,000

	$4,954,000	$4,948,000

Note D. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at September 30, 2005 and June 30, 2005:

	September 30, 2005	June 30, 2005
Accounts payable	$1,478,000	$1,747,000
Accrued bonuses	192,000	914,000
Accrued vacation	636,000	693,000
Accrued purchase price of Putnam Acquisition	400,000	629,000
Accrued payroll and payroll related expenses	651,000	345,000
Accrued expenses – other	1,567,000	1,125,000

	$4,924,000	$5,453,000

Note E. EARNINGS PER SHARE

Basic earnings per share amounts are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is antidilutive.

The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings per share.

	Three Months Ended September 30,
	2005	2004
Weighted average number of basic shares outstanding	28,635,461	25,583,079
Effect of dilutive securities:
Warrants	308,088	126,249
Options	685,841	330,003

Weighted average number of fully diluted shares outstanding	29,629,390	26,039,331

Note F. INCOME TAXES

A reconciliation of the income tax provision computed by applying the statutory Federal income tax rate of 34% to income before income taxes as reported in the condensed consolidated statements of income follows. The nondeductible expense for stock-based compensation on ISOs in the first quarter of fiscal 2006 was $152,000.

	Three Months Ended September 30,
	2005	2004
Provision for income taxes at statutory Federal rate	$305,000	$392,000
Provision for income taxes on nondeductible stock-based compensation expense for ISOs at statutory Federal rate	52,000	—
State income taxes, net of federal benefit	36,000	58,000
State income taxes on nondeductible stock-based compensation expense for ISOs, net of federal benefit	5,000	—

Provision for income taxes	$398,000	$450,000

As of June 30, 2005, the Company had net operating loss carryforwards of approximately $9,500,000 available to reduce future Federal taxable income, which expire in 2008 through 2011.

Note G. NOTE RECEIVABLE

On August 24, 2004, the Company entered into a joint development program (the “Agreement”) with Biomer Technology Limited (“Biomer”), a privately-owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Under the terms of the Agreement, the Company made a $400,000 initial investment in Biomer in the form of a 2% unsecured convertible promissory note (the “Note”). Interest on the Note is payable upon conversion, or upon repayment of the Note. As of September 30, 2005, the Company has accrued $9,000 in interest income that has been added to the note receivable. Under the terms of the Note, the Note plus accrued interest will be converted into ordinary shares of Biomer stock upon the occurrence of the earlier of, as defined, the successful completion of the joint development program, an additional equity financing of Biomer, the sale of Biomer, or December 31, 2005. On October 5, 2005, Biomer completed an equity financing which triggered conversion of the Note into 37,860 ordinary shares of Biomer stock. The Company’s initial investment and accrued interest of $409,000 was recorded as a note receivable as of September 30, 2005. That amount, plus any additional accrued interest, was converted to an investment as of October 5, 2005 which, since the Company will not have a controlling ownership interest or significant influence over Biomer’s financial reporting or operations, will be accounted for on the cost basis.

The Agreement requires the Company to make an additional equity investment of at least $350,000 in Biomer in the event, as defined, a financing of Biomer occurs after the Note has been converted and successful completion of the joint development program has been accomplished. Additionally, as part of the joint development program and in consideration for services provided by Biomer in the joint development program, the Company agreed to pay Biomer $200,000 in four equal quarterly installments of $50,000 beginning August 24, 2004. As of September 30, 2005, three installments have been paid totaling $150,000. An additional $50,000 payment has been accrued as of September 30, 2005 until specific milestones that indicate completion of the joint development program, as specified in the Agreement, are met. The $200,000 was amortized over the initial one year term of the joint development program.

Note H. INTANGIBLE ASSETS

The following table sets forth intangible assets, including the accumulated amortization as of June 30, 2005 and September 30, 2005:

		June 30, 2005
	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,200,000	$800,000
Customer relationships	15 years	3,400,000	151,000	3,249,000
Developed technology	15 years	2,500,000	111,000	2,389,000
Trade name	20 years	1,100,000	37,000	1,063,000
Employment agreement	4.5 years	400,000	59,000	341,000

Total		$9,400,000	$1,558,000	$7,842,000

		September 30, 2005
	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,234,000	$766,000
Customer relationships	15 years	3,400,000	208,000	3,192,000
Developed technology	15 years	2,500,000	153,000	2,347,000
Trade name	20 years	1,100,000	50,000	1,050,000
Employment agreement	4.5 years	400,000	81,000	319,000

Total		$9,400,000	$1,726,000	$7,674,000

Intangible assets are amortized on a straight-line basis over their expected useful lives. Amortization expense related to intangible assets was $168,000 and $33,000 for the three months ended September 30, 2005 and 2004, respectively. Amortization expense is expected to be $671,000 for the year ended June 30, 2006. Of these amounts, $42,000 was charged for the three months ended September 30, 2005 and $167,000 is expected to be charged for the year ended June 30, 2006 to cost of revenues. Estimated annual amortization expense of intangible assets for the next five years is expected to be as follows:

YEAR ENDING JUNE 30,

2007	$671,000
2008	670,000
2009	656,000
2010	582,000
2011	581,000
Thereafter	4,011,000

$7,171,000

Note I. ACQUISITION

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

The purchase price, including acquisition costs, consisted of $18.9 million in cash (of which $400,000, see Note D, has been accrued as of September 30, 2005), 2,857,143 shares of the Company’s common stock (with a fair value of $4.6 million) and $2.5 million in deferred payments (with a fair value of $2.2 million). The shares are subject to various restrictions, including a black out period, which prohibits the sale of the shares for a period of 18 months after November 9, 2004. Additionally, after the expiration of the black out period, subject to certain exceptions, the sale of shares in the public market is limited to 250,000 per calendar quarter.

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

The consolidated financial statements for the three months ended September 30, 2005 include the results of operations of Putnam. The following table discloses the reported consolidated results for the three months ended September 30, 2005 and the pro forma consolidated results for the three months ended September 30, 2004 assuming the Putnam Acquisition was made at the beginning of fiscal 2005:

	Three Months Ended September 30,
	2005	2004
Revenues	$12,667,000	$11,789,000
Net income	501,000	759,000
Earnings per share:
Basic	$.02	$.03
Diluted	.02	.03

The pro forma consolidated results for the three months ended September 30, 2004 do not purport to be indicative of results that would have occurred had the Putnam Acquisition been in effect for the period presented.

Note J. COMMON STOCK

The Company has included in a preliminary proxy statement dated October 28, 2005, a proposal to its shareholders to approve the increase in the number of authorized shares of $.01 par value common stock from 40,000,000 to 60,000,000 shares.

Note K. SUBSEQUENT EVENT

On November 9, 2005, Webster Business Credit Corporation, the Company’s principal lender, permanently waived the Company’s cash collateral deposit requirements. As of September 30, 2005 and June 30, 2005, this deposit was $1,500,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “we,” “our” and “us” refer to Memry Corporation and its subsidairies, unless otherwise noted.

RECENT DEVELOPMENTS

On October 5, 2005, Biomer completed an equity financing which triggered conversion of the receivable into 37,860 ordinary shares of Biomer stock. The Company’s initial investment and accrued interest of $409,000 was recorded as a note receivable as of September 30, 2005. That amount, plus any additional accrued interest, was converted to an investment as of October 5, 2005 which, since the Company will not have a controlling ownership interest or significant influence over financial reporting or operations, will be accounted for on the cost basis.

On November 9, 2005, Webster Business Credit Corporation, the Company’s principal lender, permanently waived the Company’s cash collateral deposit requirements. As of September 30, 2005 and June 30, 2005, this deposit was $1,500,000. See (b) “LIQUIDITY AND CAPITAL RESOURCES” for more information.

ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

For our accounting policies that, among others, are critical to the understanding of our results of operations due to the assumptions we make in their application, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K/A for the year ended June 30, 2005. Senior management has discussed the development and selection of these accounting policies, and estimates, and the related disclosures with the Audit Committee of the Board of Directors. See Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K /A for the year ended June 30, 2005 for our significant accounting policies. On July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” See Note B for a description of the effects on the consolidated financial statements. In the first quarter of fiscal 2006, there have been no other material changes to the significant accounting policies.

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to accounts receivable, inventories, goodwill, intangible assets, income taxes and contingencies and litigation, are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Goodwill and Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value. Goodwill was $13,946,000 as of September 30, 2005 and June 30, 2005.

Intangible assets consist primarily of management’s estimates of patents, developed technology, customer relationships, trade name, and other intangible assets that have been identified as a result of the Company’s purchase accounting for past acquisitions. These assets are being amortized over their useful life, determined to be 4.5 to 20 years, depending on the nature of the asset and the asset class. We review intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value is not recoverable. Intangible assets, net of accumulated amortization, were $7,674,000 and $7,842,000 as of September 30, 2005 and June 30, 2005, respectively. This decrease is due to amortization expense of $168,000 for the three months ended September 30, 2005.

Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $4,544,000 and $4,899,000 as of September 30, 2005 and June 30, 2005, respectively.

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

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and results of operations. Certain statements under this caption may constitute “forward-looking statements.” See Part II — “Other Information.”

(a) RESULTS OF OPERATIONS

The following tables compare net sales by product line for the three months ended September 30, 2005 and 2004, respectively.

		Three Months Ended September 30,
	2005		2004		Increase
Revenues	$	%	$	%	$	%
Product line:
Shape memory alloys and other metals	$9,214,000	72.7%	$9,112,000	100.0%	$102,000	1.1%
Polymers	3,453,000	27.3	—	—	3,453,000	100.0

Total	$12,667,000	100.0%	$9,112,000	100.0%	$3,555,000	39.0%

The following table sets forth the Company’s condensed consolidated statements of income for the three months ended September 30, 2005 and 2004, respectively.

		Three Months Ended September 30,
	2005		2004		Increase/(decrease)
	$	%	$	%	$	%
Revenues	$12,667,000	100.0%	$9,112,000	100.0%	$3,555,000	39.0%

Cost of revenues	7,918,000	62.5	5,612,000	61.6	2,306,000	41.1

Gross profit	4,749,000	37.5	3,500,000	38.4	1,249,000	35.7

Operating expenses:
Research and development	653,000	5.2	479,000	5.2	174,000	36.3
General, selling and administration	2,793,000	22.0	1,861,000	20.4	932,000	50.1
Amortization of intangible assets	126,000	1.0	33,000	0.4	93,000	281.8

	3,572,000	28.2	2,373,000	26.0	1,199,000	50.5

Operating income	1,177,000	9.3	1,127,000	12.4	50,000	4.4

Interest
Expense	(321,000)	(2.5)	(14,000)	(0.1)	(307,000)	N/A
Income	43,000	0.3	40,000	0.4	3,000	7.5

	(278,000)	(2.2)	26,000	0.3	(304,000)	N/A

Income before income taxes	899,000	7.1	1,153,000	12.7	(254,000)	(22.0)

Provision for income taxes	398,000	3.1	450,000	5.0	(52,000)	(11.6)

Net income	$501,000	4.0%	$703,000	7.7%	$(202,000)	(28.7)%

Three Months Ended September 30, 2005, compared to Three Months Ended September 30, 2004.

Introduction

In the past several years, the Company has focused on increasing the amount of value-added products it provides to the marketplace, i.e., products where additional processing is performed on basic nitinol wire, strip, or tube before it is shipped to the customer. Currently, medical device applications represent some of the best opportunities for increasing the amount of value-added business. The kink-resistant and self-expanding properties of nitinol have made peripheral stenting an area of special interest, and stent components manufactured for Abdominal Aortic Aneurysms (AAA) in particular have become a significant driver of the Company’s revenues. However, because the market for stent components is very dynamic and rapidly changing, the Company has found it difficult to accurately forecast demand for its stent components. Delays in product launches, uncertain timing on regulatory approvals, inventory adjustments by our customers, market share shifts between competing stent platforms, issues in supply and manufacturing and the introduction of next-generation products have all contributed to the variability in revenue generated by shipments of medical stent components.

On November 9, 2004, the Company completed the Putnam Acquisition. Putnam utilizes polymer extrusion technology to produce polymer-based products sold primarily to the medical device industry. The largest current application for Putnam’s technology is for catheters. Putnam also utilizes its extrusion capabilities for guide wires, delivery systems, and various other interventional medical devices. As in the nitinol portion of the Company, Putnam is focusing on growing the value-added segment of its business by performing additional processing on its semi-finished polymer tube. The large majority of Putnam’s products are sold directly to the medical device industry through the Memry direct sales organization. The results of operations of Putnam have been included in the consolidated results of operations from the date of acquisition.

Revenues. Revenues increased 39% to $12,677,000 in the first quarter of fiscal 2006 from $9,112,000 during the same period in fiscal 2005, an increase of $3,555,000. The increase in revenues was due principally to the inclusion of revenues generated by Putnam. Putnam’s revenue for the first quarter of fiscal 2006 was $3,453,000.

Other increases in nitinol products from the first quarter of fiscal 2006 compared to the first fiscal quarter of fiscal 2005 included shipments of components utilized in general surgical applications of approximately $750,000 and nitinol tube-based stent components of approximately $150,000. In addition. revenues from prototype development and research and development activities increased approximately $125,000 (excluding Putnam’s revenues for similar activities of approximately $375,000), shipments of high pressure sealing plugs increased $100,000 and the Company recorded higher shipments of microcoil and guidewire products, which increased approximately $75,000 for the first quarter of fiscal 2006 compared with the similar period in fiscal 2005.

Substantially offsetting these increases were decreased shipments of nitinol wire-based stent components, sold to the Company’s largest customer, which declined approximately $300,000. This decrease was caused primarily by shortages in acceptable raw material from one of the Company’s suppliers related to this product line. Looking forward to the remainder of fiscal 2006, the Company anticipates that overall nitinol stent component revenues for fiscal 2006 will experience some decline from the revenues in fiscal 2005.

Additionally, revenue decreases of approximately $575,000 in super elastic tube resulting primarily from a combination of customer inventory adjustments, price discounts and loss of market share, arch wire products of approximately $250,000 and tinel lock of approximately $25,000 were recorded for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Costs and Expenses. Manufacturing costs increased $2,306,000 or 41% to $7,918,000 in the first quarter of fiscal 2006 from $5,612,000 in the first quarter of fiscal 2005. The increase was due primarily to the inclusion of Putnam, which recorded cost of revenues of $1,921,000. The comparable operations of the Company from the first quarter of fiscal 2006 to the first quarter of fiscal 2005 operated at a lower gross margin primarily due to a shift in the product mix of shipments toward those products with higher per unit direct production costs, especially in general surgical applications and prototype development and research and development activities. The Company experienced price pressure on several product lines, and during the quarter we also incurred additional expense associated with the launch of a new guidewire product. In addition, stock-based compensation of $30,000 was charged to cost of revenues for the first quarter of fiscal 2006 due to the adoption of SFAS No. 123(R).

As a result of these factors, the Company’s gross profit decreased from 38.4% in the first quarter of fiscal 2005 to 37.5% in the first quarter of fiscal 2006. The Company’s ability to maintain or grow its gross profit margin is dependent on several factors. One is the product mix of the Company’s shipments, which can be effected by customer requirements, capacity of specific product lines and general timing. Another is the success of the Company in securing sufficient business to absorb plant overhead, particularly high margin nitinol tube business. The Company has begun to invest in the manufacturing operations at Putnam, including staff, equipment, and systems to grow Putnam’s revenues over the next several years. These investments are expected to continue for the foreseeable future and may have the effect of reducing profitability, particularly in the short-term, at Putnam.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets increased $1,199,000, or 51%, to $3,572,000 in the first quarter of fiscal 2006, compared to $2,373,000 in the first quarter of fiscal 2005. Total operating expenses as a percentage of revenues increased from 26% in the first quarter of fiscal 2005 to 28% in the first quarter of fiscal 2006 primarily as a result of the addition of administration and sales and marketing personnel and programs associated with the Putnam Acquisition, amortization of intangible assets of $93,000 related to Putnam and marketing program initiatives undertaken in the first quarter of fiscal 2006. Further cost increases were also driven by the Company adopting SFAS No. 123(R) in the first quarter of fiscal 2006 and the related stock-based compensation of $141,000, the continuing increase in administration costs related to investor relations, legal and accounting activities, higher personnel costs and increased consultants’ fees in conjunction with the Sarbanes-Oxley Act of 2002 Section 404 implementation efforts.

Net interest expense was $278,000 in the first quarter of fiscal 2006 compared to net interest income of $26,000 in the first quarter of fiscal 2005. The change from period to period was due principally to an increase in interest expense, including the amortization of deferred financing costs of $24,000, associated with a higher level of borrowings utilized to finance a portion of the Putnam Acquisition, and higher overall borrowing costs due to an increase in LIBOR from the first quarter fiscal 2005 to the first quarter fiscal 2006.

Income Taxes. The Company recorded a provision for income taxes of $398,000 for the first quarter of fiscal 2006, compared to a provision of $450,000 for the first quarter of fiscal 2005. The decrease in the provision is the result of a decrease in the income before income taxes offset by the exclusion of the deduction for the recording of the stock-based compensation in the first quarter of fiscal 2006. This had the effect of increasing the income tax provision by $57,000, which was the primary reason for the effective tax rate increase of 5% from the first quarter of fiscal 2005 to fiscal 2006. As a result, the effective tax rate was 44% and 39% for the first quarters of fiscal 2006 and 2005, respectively.

Net Income. As a result of the factors discussed above, the Company’s net income decreased by $202,000, to $501,000 in the first quarter of fiscal 2006 compared to $703,000 for the same period in fiscal 2005.

(b) LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company’s cash and cash equivalents balance was $3,634,000, a decrease of $507,000 from $4,141,000 at the start of fiscal 2006. Net cash provided by operations was $653,000 for the three months ended September 30, 2005, an increase of $335,000 from $318,000 provided during the same three-month period ended September 30, 2004. This increase was due principally to an increase in cash collections of accounts receivable of $357,000, an increase in cash generated by net income and adjustments to reconcile net income to net cash provided by operating activities of $271,000, offset by decreases in accounts payable and accrued expenses of $214,000 and increases in net cash used for inventories of $127,000.

Net cash used in investing activities increased $308,000 to $1,053,000 for the three months ended September 30, 2005 compared to $745,000 during the same three-month period ended September 30, 2004. This increase was due to an increase in cash used for capital expenditures of $913,000 primarily the purchases of previously leased and new lasers for cutting nitinol tube at the Company’s Menlo Park, California facility of $661,000 and a scanning electron microscope in the Bethel, Connecticut facility of $276,000. This increase is partially offset by an investment in Biomer of $400,000 in the form of a 2% unsecured convertible promissory note and $210,000 of payments related to the Putnam Acquisition in the first quarter of fiscal 2005.

During the three months ended September 30, 2005, net cash used in financing activities was $107,000, reflecting the pay-down of the note payable to Webster Business Credit Corporation of $305,000 offset by the proceeds from the issuance of common stock of $198,000. Working capital at September 30, 2005 was $8,782,000, an increase of $440,000 from $8,342,000 at June 30, 2005. The increase in working capital is a result of net income and non-cash expenses such as depreciation and amortization, deferred income taxes, equity based compensation and accreted interest on notes payable exceeding capital expenditures and principal payments on notes payable for the first quarter of fiscal 2006.

In fiscal 2005, the primary capital requirements were to fund the Putnam Acquisition, capital expenditures and the Biomer Note. In the three months ended September 30, 2005, the primary capital requirement was to fund capital expenditures and principal payments on notes payable.

In connection with the Putnam Acquisition on November 9, 2004, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”) which replaced the existing credit facility with Webster Bank. The Webster Agreement includes a term loan facility consisting of a five-year term loan of $1.9 million (the “Five Year Term”) and a three-year term loan of $2.5 million (the “Three Year Term” together with the Five Year Term known as the “Term Loan Facility”). Both term loans are repayable in equal monthly installments with the additional requirement that, under the Three Year Term, a prepayment of 50% of excess cash flow, as defined, be made annually within 90 days of the Company’s fiscal year end. The excess cash flow prepayment requirement was waived by Webster Business Credit Corporation for fiscal 2005, but remains in effect for the remaining years of the loan term. Interest under the Five Year Term is based upon, at the Company’s option, LIBOR plus 2.75% or the alternate base rate, as defined, plus 0.25%. Interest under the Three Year Term is based upon, at the Company’s option, LIBOR plus 3.75% or the alternate base rate, as defined, plus 1.25%. Borrowings under the Term Loan Facility were used to repay approximately $1.4 million in outstanding borrowings under the existing facility with Webster Bank and to partially fund the Putnam Acquisition.

The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. As of September 30, 2005, there were no amounts outstanding under the revolving line of credit. Additionally, the Webster Agreement includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2005 at the same financing terms as the Five Year Term. Any outstanding amount under the equipment line as of November 9, 2005 will convert to a term loan payable monthly based on a seven year amortization schedule, but with a balloon payment of the then unpaid balance due November 9, 2009. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

The Webster Agreement contains various restrictive covenants, including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance a fixed charge coverage ratio and leverage ratio, as defined. Additionally, the Company was required to maintain cash as collateral security until the Three Year Term loan was paid in full. For the first year of the Webster Agreement, the collateral deposit requirement was $1,500,000. This amount has been classified as cash collateral deposits on the consolidated balance sheet as of September 30, 2005. On November 9, 2005, Webster Business Credit Corporation permanently waived the Company’s cash collateral deposit requirements, and these funds will be accounted for as cash and cash equivalents as of October 25, 2005.

Additional financing for the Putnam Acquisition was obtained on November 9, 2004 from Brookside Pecks Capital Partners, L.P. and Ironbridge Mezzanine Fund, L.P. in the form of a $7.0 million subordinated loan due November 9, 2010 (the “Subordinated Loan”). The interest rate on the Subordinated Loan is 16.5%, of which 12% is payable quarterly with the remaining 4.5% payable in additional promissory notes having identical terms as to the Subordinated Loan. Originally, the interest rate was 17.5% with 5.5% payable in additional promissory notes, but was reduced because the Company achieved certain pretax income thresholds in fiscal 2005. In future years, the interest rate is subject to similar reductions by reaching similar pretax thresholds and subject to increase in the event of default.

The Subordinated Loan contains various restrictive covenants including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with a fixed charge coverage ratio and leverage ratio, as defined. The Note payable outstanding under the Subordinated Loan as of September 30, 2005 and June 30, 2005 was $4,803,000 and $4,752,000, respectively.

The remaining financing for the Putnam Acquisition was provided for with the Company’s cash on hand and $2.5 million in deferred payments. The deferred payments are non-interest bearing and are required to be paid to the seller in three equal annual installments. The first of these installments of $833,000 was paid on November 9, 2005 and is included, less $15,000 of non-cash interest expense accrued during the period from October 1, 2005 to November 9, 2005, in current maturities of notes payable as of September 30, 2005. Total obligations of $2,346,000 and $2,313,000 were outstanding for the non-interest bearing deferred payments as of September 30, 2005 and June 30, 2005, respectively.

On August 24, 2004, the Company entered into the Agreement with Biomer. Under the terms of the Agreement, the Company made a $400,000 initial investment in Biomer in the form of a 2% unsecured convertible promissory note (the “Note”). Interest on the Note is payable upon conversion, or upon repayment of the Note. As of September 30, 2005, the Company has accrued $9,000 in interest income that has been added to the note receivable. Under the terms of the Note, the Note plus accrued interest will be converted into ordinary shares of Biomer stock upon the occurrence of the earlier of, as defined, the successful completion of the joint development program, an additional equity financing of Biomer, the sale of Biomer, or December 31, 2005. On October 5, 2005, Biomer completed an equity financing which triggered conversion of the Note into 37,860 ordinary shares of Biomer stock. The Company’s initial investment and accrued interest of $409,000 was recorded as a note receivable as of September 30, 2005. That amount, plus any additional accrued interest, will be converted to an investment as of October 5, 2005 which, since the Company will not have a controlling ownership interest or significant influence over Biomer’s financial reporting or operations, will be accounted for on the cost basis.

The Agreement requires the Company to make an additional equity investment of at least $350,000 in Biomer in the event, as defined, a financing of Biomer occurs after the Note has been converted and successful completion of the joint development program has been accomplished. Additionally, as part of the joint development program and in consideration for services provided by Biomer in the joint development program, the Company agreed to pay Biomer $200,000 in four equal quarterly installments of $50,000 beginning August 24, 2004. As of September 30, 2005, three installments have been paid totaling $150,000. An additional $50,000 payment has been accrued as of September 30, 2005 until specific milestones that indicate completion of the joint development program, as specified in the Agreement, are met. The $200,000 was amortized over the initial one year term of the joint development program.

The Company has requirements to fund plant and equipment projects to support the expected increased sales volume of shape memory alloys and extruded-polymer products during the fiscal 2006 and beyond. The Company expects that it will be able to finance these expenditures through a combination of existing working capital cash flows generated through operations and increased borrowings (including equipment financing). The largest risk to the liquidity of the Company would be an event that caused an interruption of cash flow generated through operations, because such an event could also have a negative impact on the Company’s ability to access credit. The Company’s current dependence on a limited number of products and customers represents the greatest risk to operations.

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

In December 2004, the Company signed a lease for one of its manufacturing facilities located in Menlo Park, CA , expanding its usage of the building from 10,000 to 22,000 square feet. The term of the lease began on December 1, 2004 and expires on June 30, 2008. The monthly base rent is $18,000.

In November 2004, the Company signed a lease for Putnam’s manufacturing facility located in Dayville, Connecticut. The lessor is Mr. James V. Dandeneau, the sole shareholder of Putnam Plastics Corporation, and currently a director and executive officer of the Company. The term of the lease runs from November 10, 2004 until November 30, 2009 with renewal options to extend the lease for two terms of 32 months. The monthly rent is $18,000.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon the Company’s financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the Company’s disclosure on this matter made in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2005.

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

There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Forward-looking statements give our current expectations or forecasts of future events. You can usually identify these statements by the fact that they do not relate strictly to historical or current facts. They often use words such as “anticipate”, “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

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

Other Factors That May Affect Future Results

•	trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives, in the U.S. and other countries in which we do business, that are placing increased emphasis on the delivery of more cost-effective medical therapies

•	the trend of consolidation in the medical device industry as well as among customers of medical device manufacturers, resulting in more significant, complex and long-term contracts than in the past and potentially greater pricing pressures

•	efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales

•	changes in governmental laws, regulations and accounting standards and the enforcement thereof that may be adverse to us

•	other legal factors including environmental concerns

•	agency or government actions or investigations affecting the industry in general or us in particular

•	changes in business strategy or development plans

•	business acquisitions, dispositions, discontinuations or restructurings

•	the continued integration of Putnam

•	availability, terms and deployment of capital

•	economic factors over which we have no control, including changes in inflation and interest rates

•	the developing nature of the market for our products and technological change

•	intensifying competition in the shape memory alloy and specialty polymer-extrusion fields

•	success of operating initiatives

•	operating costs

•	advertising and promotional efforts

•	the existence or absence of adverse publicity

•	our potential inability to obtain and maintain patent protection for our alloys, polymers, processes and applications thereof, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties

•	the possibility that adequate insurance coverage and reimbursement levels for our products will not be available

•	our dependence on outside suppliers and manufacturers

•	availability, variability and quality of raw materials

•	our exposure to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical products

•	the ability to retain management

•	business abilities and judgment of personnel

•	availability of qualified personnel

•	labor and employee benefit costs

•	natural disaster or other disruption affecting Information Technology and telecommunication infrastructures

•	acts of war and terrorist activities

ITEM 6. EXHIBITS

(a) EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMRY CORPORATION
Date: November 14, 2005
	By:	/S/ JAMES G. BINCH
James G. Binch
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2005
	By:	/S/ ROBERT P. BELCHER
Robert P. Belcher
Senior Vice President—Finance and Administration
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)