Form 10-Q
period 2005-12-31
MEMRY CORP
filed 2006-02-14
CIK 720896

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

As of February 10, 2006, 28,837,210 shares of the registrant’s common stock, par value $.01 per share, were issued and outstanding.

MEMRY CORPORATION

FORM 10-Q

For the quarter ended December 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

Memry Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2005	June 30, 2005
ASSETS
Current Assets
Cash and cash equivalents	$5,433,000	$4,141,000
Accounts receivable, less allowance for doubtful accounts	5,900,000	5,846,000
Inventories	5,506,000	4,948,000
Deferred tax asset	1,391,000	1,391,000
Prepaid expenses and other current assets	452,000	288,000

Total current assets	18,682,000	16,614,000

Property, Plant, and Equipment	21,489,000	19,897,000
Less accumulated depreciation	(12,574,000)	(11,527,000)

	8,915,000	8,370,000

Other Assets
Intangible assets, less accumulated amortization	7,507,000	7,842,000
Goodwill	14,146,000	13,946,000
Cash collateral deposits	—	1,500,000
Deferred financing costs, less accumulated amortization	410,000	465,000
Investment	409,000	—
Note receivable	—	407,000
Deferred tax asset	3,200,000	3,508,000
Other assets	148,000	148,000

Total other assets	25,820,000	27,816,000

TOTAL ASSETS	$53,417,000	$52,800,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,126,000	$5,453,000
Notes payable	2,111,000	2,615,000
Income tax payable	66,000	204,000

Total current liabilities	8,303,000	8,272,000

Notes payable, less current maturities	8,367,000	8,759,000

Other non-current liabilities	112,000	—

Commitments and contingencies (see notes)
Stockholders’ Equity
Common stock	288,000	286,000
Additional paid-in capital	54,492,000	53,893,000
Accumulated deficit	(18,145,000)	(18,410,000)

Total stockholders’ equity	36,635,000	35,769,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,417,000	$52,800,000

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended December 31, 2005 and 2004

(Unaudited)

	2005	2004
Revenues	$12,649,000	$9,877,000
Cost of revenues	7,694,000	6,051,000

Gross profit	4,955,000	3,826,000

Operating expenses
Research and development	605,000	513,000
General, selling and administration, including separation charges of $1,130,000 in 2005	4,236,000	2,318,000
Amortization of intangible assets	126,000	65,000

	4,967,000	2,896,000

Operating income (loss)	(12,000)	930,000

Interest
Expense	(331,000)	(303,000)
Income	55,000	39,000

	(276,000)	(264,000)

Income (loss) before income taxes	(288,000)	666,000
(Benefit from) provision for income taxes	(52,000)	260,000

Net income (loss)	$(236,000)	$406,000

Basic earnings (loss) per share	$(0.01)	$0.01

Diluted earnings (loss) per share	$(0.01)	$0.01

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

For the Six Months Ended December 31, 2005 and 2004

(Unaudited)

	2005	2004
Revenues	$25,316,000	$18,989,000
Cost of revenues	15,612,000	11,663,000

Gross profit	9,704,000	7,326,000

Operating expenses
Research and development	1,258,000	993,000
General, selling and administration, including separation charges of $1,130,000 in 2005	7,029,000	4,178,000
Amortization of intangible assets	252,000	98,000

	8,539,000	5,269,000

Operating income	1,165,000	2,057,000

Interest
Expense	(652,000)	(317,000)
Income	98,000	79,000

	(554,000)	(238,000)

Income before income taxes	611,000	1,819,000
Provision for income taxes	346,000	709,000

Net income	$265,000	$1,110,000

Basic earnings per share	$0.01	$0.04

Diluted earnings per share	$0.01	$0.04

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash Flows From Operating Activities:
Net income	$265,000	$1,110,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	—	20,000
Depreciation and amortization	1,445,000	1,106,000
Deferred income taxes	308,000	618,000
Gain from sale of asset	—	(10,000)
Equity based compensation	392,000	43,000
Accreted interest on note receivable	(2,000)	—
Accreted interest on notes payable	170,000	68,000
Change in operating assets and liabilities (net of business acquisition):
Accounts receivable	(54,000)	(101,000)
Inventories	(558,000)	(540,000)
Prepaid expenses and other current assets	(164,000)	(39,000)
Other assets	—	(38,000)
Income taxes	(138,000)	(73,000)
Accounts payable and accrued expenses	496,000	146,000

Net cash provided by operating activities	2,160,000	2,310,000

Cash Flows From Investing Activities:
Capital expenditures	(1,511,000)	(608,000)
Note receivable	—	(400,000)
Payments in connection with business acquisition	—	(18,221,000)
Cash collateral deposits	1,500,000	(1,500,000)
Proceeds from sale of asset	—	10,000

Net cash used in investing activities	(11,000)	(20,719,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	209,000	148,000
Proceeds from notes payable	388,000	11,400,000
Financing costs	—	(659,000)
Principal payments on notes payable	(1,454,000)	(1,573,000)
Principal payments on capital lease obligations	—	(17,000)

Net cash provided by (used in) financing activities	(857,000)	9,299,000

Net increase (decrease) in cash and cash equivalents	1,292,000	(9,110,000)
Cash and cash equivalents, beginning of period	4,141,000	12, 404,000

Cash and cash equivalents, end of period	$5,433,000	$3,294,000

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$452,000	$162,000

Cash payments for income taxes	$176,000	$165,000

Business Acquisition:
Fair value of assets acquired, including goodwill		$25,154,000
Cash paid		(18,221,000)
Fair value of common stock issued		(4,570,000)
Present value of deferred payment		(2,228,000)

Liabilities assumed		$135,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 (“fiscal 2006”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K/A for the year ended June 30, 2005 (“fiscal 2005”). On July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” See Note B for a description of the effects on the condensed consolidated financial statements. In the first six months of fiscal 2006, there have been no other material changes to the significant accounting policies.

The results of operations of Putnam Plastics Company LLC (“Putnam Plastics Company”) have been included in the consolidated statements of operations from November 9, 2004, the date of the acquisition of substantially all of the assets and assumed selected liabilities of Putnam Plastics Corporation (the “Putnam Acquisition”). The term “Putnam” is used herein to refer to the business operated by Putnam Plastic Corporation prior to the Putnam Acquisition and Putnam Plastics Company thereafter. See Note H.

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

During the year ended June 30, 1998, the Company adopted the Memry Corporation Long-term Incentive Plan (the “1997 Plan”). Under the 1997 Plan, 6,000,000 incentive and non-qualified stock options may be granted to employees and non-employee directors under terms similar to the 1994 Plan. Also, under the 1997 Plan, Stock Appreciation Rights (“SARs”), Limited Stock Appreciation Rights (“Limited SARs”), restricted stock, and performance shares may be granted to employees. With respect to SARs, upon exercise, the Company must pay to the employee the difference between the current market value of the Company’s common stock and the exercise price of the SARs. The SARs terms are determined at the time of each individual grant. However, if SARs are granted which are related to an incentive stock option, then the SARs will contain similar terms to the related option. Limited SARs may be granted in relation to any option or SARs granted. Upon exercise, the Company must pay to the employee the difference between the current market value of the Company’s common stock and the exercise price of the related options or SARs. Upon the exercise of SARs or Limited SARs, any related stock option or SARs outstanding will no longer be exercisable. As of December 31, 2005 and June 30, 2005, there were no SARs or Limited SARs outstanding.

During the first quarter of fiscal 2006, the Company began granting performance-based options (“PBOs”) under the 1997 Plan. Under the PBO feature, each fiscal year the Company may grant selected executives and other key employees share option awards whose vesting is contingent on meeting various company-wide performance goals based primarily on revenue growth and profitability over a multi-year period. The fair value of each PBO granted is estimated on the date of the grant using the same option valuation model used for options previously granted under the 1997 Plan and assuming performance goals will be achieved. If any of such goals are met, a percentage of such options will vest in accordance with the prescribed vesting schedule. If such goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed relating to the specific goal and vesting period.

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

Also under the 1997 Plan, all non-employee directors, each quarter, are granted shares of the Company’s common stock with a value equal to $3,000 and stock options with a value equal to $4,500, determined based on the closing market value of the Company’s stock as of the last day of such quarter. The stock options granted to non-employee directors are non-qualified options.

Adoption of SFAS No. 123(R)

On July 1, 2005, the Company adopted SFAS No. 123(R). SFAS No. 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services and the transactions that are based on the fair value of entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and, in effect, accounts for those transactions as part of the consolidated financial statements of the entity and not as a footnote disclosure, as the Company had elected under the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the date of adoption. The Company recorded compensation expense of $184,000 and $356,000 related to the adoption of SFAS No. 123(R) for the three months and six months ended December 31, 2005, respectively. To date, the majority of the Company’s stock option grants have been qualified incentive stock options (“ISOs”). Compensation expense for ISOs is nondeductible for income tax purposes, except as noted below. Therefore, an income tax benefit has only been recorded for compensation expense on non-qualified options calculated under the provisions of SFAS No. 123(R). The Company may recognize some income tax benefit in the future on ISOs issued on or after the adoption date. The amount of income tax benefit recognized will be contingent upon the amount of options exercised, whether the exercise is a disqualifying disposition and the statutory income tax rate at the time of exercise, among other factors. For the three months and six months ended December 31, 2005, compensation expense of $27,000 ($17,000 net of income taxes) and $46,000 ($29,000 net of income taxes), respectively, was recorded on non-qualified options.

Pro-Forma Disclosures

In adopting SFAS No. 123(R), the Company elected not to use the modified retrospective application and, therefore did not restate its results for the three months and six months ended December 31, 2004. During this period, the Company was following SFAS No. 123, which allowed an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued to employees and directors under the Company’s stock option and warrant plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost was recognized. Under APB Opinion No. 25, the Company generally only recorded stock-based compensation expense for the fair value of common stock issued to its directors which was $18,000 ($11,000 net of income taxes) and $22,000 ($14,000 net of income taxes) for the three months ended December 31, 2005 and 2004, respectively. The stock-based compensation expense for the fair value of common stock issued to the Company’s directors was $36,000 ($22,000 net of income taxes) and $43,000 ($27,000 net of income taxes) for the six months ended December 31, 2005 and 2004, respectively.

On January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123.” For the for the three months and six months ended December 31, 2005, the Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share, and other disclosures, as if the fair value based method of accounting had been applied. Had compensation cost for issuance of such stock options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123(R) for the three months and six months ended December 31, 2004, reported net income and per share amounts for the three months and six months ended December 31, 2005 and 2004, would have been as shown in the following table. The reported and pro forma net income and per share amounts for the three months and six months ended December 31, 2005 are the same since stock-based compensation is calculated under the provisions of SFAS No. 123(R). The amounts for the three months and six months ended December 31, 2005 are included in the following table only to provide the detail for comparative presentation to the comparable periods in 2004.

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004	Six Months Ended December 31, 2005	Six Months Ended December 31, 2004
Net income (loss), as reported	$(236,000)	$406,000	$265,000	$1,110,000
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	185,000	13,000	361,000	26,000
Deduct: compensation expense determined under fair value based method for all awards, net of related tax effects	(185,000)	(93,000)	(361,000)	(176,000)

Net income (loss): as reported for the three months and six months ended December 31, 2005 and pro forma for the three months and six months ended December 31, 2004	$(236,000)	$326,000	$265,000	$960,000

Basic earnings (loss) per share:
As reported	$(0.01)	$0.01	$0.01	$0.04

As reported for the three months and six months ended December 31, 2005 and pro forma for the three months and six months ended December 31, 2004	$(0.01)	$0.01	$0.01	$0.04

Diluted earnings (loss) per share:
As reported	$(0.01)	$0.01	$0.01	$0.04

As reported for the three months and six months ended December 31, 2005 and pro forma for the three months and six months ended December 31, 2004	$(0.01)	$0.01	$0.01	$0.04

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

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004	Six Months Ended December 31, 2005	Six Months Ended December 31, 2004
Expected dividend rate	—	—	—	—
Risk free interest rate	4.35%	2.89% - 3.12%	4.35%	2.89% - 3.12%
Weighted average expected lives, in years	6.5	3.0	6.5	3.0
Price volatility	73%	70% - 75%	73%	70% - 75%

Note C. INVENTORIES

Inventories consist of the following at December 31, 2005 and June 30, 2005:

	December 31,	June 30,
Raw materials and supplies	$2,315,000	$2,022,000
Work-in-process	2,088,000	2,021,000
Finished goods	1,103,000	905,000

	$5,506,000	$4,948,000

Note D. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2005 and June 30, 2005:

	December 31,	June 30,
Accounts payable	$1,683,000	$1,747,000
Accrued separation	980,000	—
Accrued vacation	683,000	693,000
Accrued payroll and payroll related expenses	389,000	345,000
Accrued bonuses	704,000	914,000
Accrued purchase price of Putnam Acquisition	600,000	629,000
Accrued expenses – other	1,087,000	1,125,000

	$6,126,000	$5,453,000

Note E. EARNINGS (LOSS) PER SHARE

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

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004	Six Months Ended December 31, 2005	Six Months Ended December 31, 2004
Weighted average number of basic shares outstanding	28,754,707	27,267,604	28,695,084	26,425,341
Effect of dilutive securities:
Warrants	—	345,262	270,379	241,942
Options	—	900,674	500,082	601,464

Weighted average number of fully diluted shares outstanding	28,754,707	28,513,540	29,465,545	27,268,747

Had the Company recognized net income for the three months ended December 31, 2005, the incremental shares attributable to the assumed exercise of outstanding warrants and options would have increased the weighted average diluted shares outstanding by 209,243 and 330,659 shares, respectively.

Options to purchase 2,211,846 and 765,199 shares for the three months ended December 31, 2005 and 2004, and 1,752,384 and 1,419,556 shares for the six months ended December 31, 2005 and 2004, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

Note F. INCOME TAXES

A reconciliation of the income tax provision (benefit) computed by applying the statutory federal income tax rate of 34% to income (loss) before income taxes as reported in the condensed consolidated statements of operations follows. The nondeductible expense for stock-based compensation on ISOs in the three months and six months ended December 31, 2005 was $157,000 and $310,000, respectively.

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004	Six Months Ended December 31, 2005	Six Months Ended December 31, 2004
(Benefit from) provision for income taxes at statutory federal rate	$(98,000)	$227,000	$208,000	$617,000
Provision for income taxes on nondeductible stock-based compensation expense for ISOs at statutory federal rate	52,000	—	103,000	—
State income taxes, net of federal benefit	(12,000)	33,000	23,000	92,000
State income taxes on nondeductible stock-based compensation expense for ISOs, net of federal benefit	6,000	—	12,000	—

(Benefit from) provision for income taxes	$(52,000)	$260,000	$346,000	$709,000

As of June 30, 2005, the Company had net operating loss carryforwards of approximately $9,500,000 available to reduce future federal taxable income, which expire in 2008 through 2011.

Note G. INVESTMENT / NOTE RECEIVABLE

On August 24, 2004, the Company entered into a joint development program (the “Agreement”) with Biomer Technology Limited (“Biomer”), a privately-owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Under the terms of the Agreement, the Company made a $400,000 initial investment in Biomer in the form of a 2% unsecured convertible promissory note (the “Note”). Interest on the Note was payable upon conversion, or upon repayment of the Note. Under the terms of the Note, the Note plus accrued interest was to be converted into ordinary shares of Biomer stock upon the occurrence of the earlier of, as defined, the successful completion of the joint development program, an additional equity financing of Biomer, the sale of Biomer, or December 31, 2005. On October 5, 2005, Biomer completed an equity financing which triggered conversion of the Note into 37,860 ordinary shares of Biomer stock. The Company’s initial investment and accrued interest of $407,000 was recorded as a note receivable as of June 30, 2005. The amount of the Company’s initial investment and accrued interest were converted to an investment as of October 5, 2005 which, since the Company does not have a controlling ownership interest or significant influence over Biomer’s financial reporting or operations, has been accounted for on the cost basis.

The Agreement requires the Company to make an additional equity investment of at least $350,000 in Biomer in the event, as defined, a financing of Biomer occurs after the Note has been converted and successful completion of the joint development program has been accomplished. Additionally, as part of the joint development program and in consideration for services provided by Biomer in the joint development program, the Company agreed to pay Biomer $200,000 in four equal quarterly installments of $50,000 beginning August 24, 2004. As of December 31, 2005, all four installments have been paid totaling $200,000 since the specific milestones that indicated completion of the joint development program, as specified in the Agreement, were met. The $200,000 was amortized over the initial one year term of the joint development program.

Note H. ACQUISITION

On November 9, 2004, the Company completed the Putnam Acquisition. Putnam is one of the nation’s leading, specialty polymer-extrusion companies serving the medical device, laser, fiber-optic, automotive and industrial markets. Its primary products are complex, multi-lumen, multi-layer extrusions used for guidewires, catheter shafts, delivery systems and various other interventional medical procedures. Putnam’s products are known for their complex configurations, multiple material construction and innovative designs. Putnam also is well known for its ability to manufacture to tight tolerances.

The purchase price, including acquisition costs, consisted of $19.1 million in cash (of which $600,000, see Note D, has been accrued as of December 31, 2005), 2,857,143 shares of the Company’s common stock (with a fair value of $4.6 million) and $2.5 million in deferred payments (with a fair value of $2.2 million). The shares are subject to various restrictions, including a black out period, which prohibits the sale of the shares for a period of 18 months after November 9, 2004. Additionally, after the expiration of the black out period, subject to certain exceptions, the sale of shares in the public market is limited to 250,000 per calendar quarter.

The purchase price of the Putnam Acquisition has been allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company has allocated the purchase price as follows:

Amount
Goodwill	$13,108,000
Developed technology, customer relationships and other intangible assets	7,400,000
Tangible assets acquired, net of liabilities assumed	5,364,000

Purchase price	$25,872,000

The consolidated financial statements of the Company for the three and six months ended December 31, 2004 include the results of operations of Putnam beginning November 9, 2004. Putnam is included in the Company’s Polymer Products segment. The following table contains pro forma consolidated results assuming the acquisition was made at the beginning of fiscal 2005:

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Revenues	$12,565,000	$24,365,000
Net income	$506,000	$1,308,000
Earnings per share:
Basic	$0.02	$0.05
Diluted	$0.02	$0.04

The pro forma consolidated results neither purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

In November 2004, the Company signed a lease for Putnam’s manufacturing facility. The lessor was the sole shareholder of Putnam and he is currently a director and executive officer of the Company. The term of the lease is from November 10, 2004 to November 9, 2009 with two renewal options to extend the term for 30 months each. The monthly rent is $18,000.

Note I. GOODWILL

The changes in the carrying amount of goodwill by segment for the six months ended December 31, 2005, are as follows:

	Nitinol Products	Polymer Products	Total
Balance as of June 30, 2005	$1,038,000	$12,908,000	$13,946,000
Goodwill acquired during period	—	200,000	200,000

Balance as of December 31, 2005	$1,038,000	$13,108,000	$14,146,000

During the second quarter of fiscal 2006, an adjustment to the purchase price for the acquisition of Putnam resulted in an addition to goodwill of $200,000.

Goodwill and indefinite life intangible assets are reviewed for impairment and written down in the period in which the recorded value of such assets exceeds their fair value. The impairment test was performed as of November 1, 2005 and resulted in no impairment charge. Subsequent impairment tests will be performed November 1 of each year and more frequently if circumstances warrant.

Note J. INTANGIBLE ASSETS

The following table sets forth intangible assets, including the accumulated amortization as of June 30, 2005 and December 31, 2005:

		June 30, 2005
	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,200,000	$800,000
Customer relationships	15 years	3,400,000	151,000	3,249,000
Developed technology	15 years	2,500,000	111,000	2,389,000
Trade name	20 years	1,100,000	37,000	1,063,000
Employment agreement	4.5 years	400,000	59,000	341,000

Total		$9,400,000	$1,558,000	$7,842,000

		December 31, 2005
	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,267,000	$733,000
Customer relationships	15 years	3,400,000	264,000	3,136,000
Developed technology	15 years	2,500,000	195,000	2,305,000
Trade name	20 years	1,100,000	64,000	1,036,000
Employment agreement	4.5 years	400,000	103,000	297,000

Total		$9,400,000	$1,893,000	$7,507,000

Intangible assets are amortized on a straight-line basis over their expected useful lives. Amortization expense related to intangible assets was $168,000 and $33,000 for the three months ended December 31, 2005 and 2004, respectively. Amortization expense related to intangible assets was $335,000 and $66,000 for the six months ended December 31, 2005 and 2004, respectively. Amortization expense is expected to be $671,000 for the year ended June 30, 2006. Of these amounts, $83,000 was charged for the six months ended December 31, 2005 and $167,000 is expected to be charged for the year ended June 30, 2006 to cost of revenues. Estimated annual amortization expense of intangible assets for the next five years is expected to be as follows:

YEAR ENDING JUNE 30,

2007	$671,000
2008	670,000
2009	656,000
2010	582,000
2011	581,000
Thereafter	4,011,000

$7,171,000

Note K. CASH COLLATERAL DEPOSITS

In connection with the Putnam Acquisition on November 9, 2004, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”) which replaced the existing credit facility with Webster Bank. As part of the Webster Agreement, the Company was required to maintain cash collateral deposits of $1,500,000. On November 9, 2005, Webster Business Credit Corporation permanently waived the Company’s cash collateral deposit requirements. As of June 30, 2005, this deposit was $1,500,000.

Note L. SEPARATION CHARGES

Effective December 9, 2005, the Company’s President and Chief Executive Officer retired from his position and was succeeded by the Company’s Executive Vice President and Chief Financial Officer, who is serving as President and Chief Executive Officer on an interim basis. In connection with the retirement, the Company has recorded a separation charge of $1,130,000, including $182,000 of associated legal fees, in the second quarter of fiscal 2006 relating to the separation agreement entered into between the former Chief Executive Officer and the Company. These separation charges are included as General, Selling and Administrative expenses. The former Chief Executive Officer has retained all shares of the Company’s common stock owned by him. As of December 31, 2005, $980,000 of these separation costs have been accrued and are included as Accrued Separation in Accounts Payable and Accrued Expenses (see Note D).

Note M. BUSINESS SEGMENT INFORMATION

The Company’s product lines consist of shape memory alloys (“SMAs”) and specialty polymer-extrusion products. Currently, the predominant SMA utilized by the Company is a nickel-titanium alloy commonly referred to as nitinol. Prior to the Putnam Acquisition, the Company only produced SMAs. Both product lines provide design, engineering, development and manufacturing services to the medical device and other industries using the Company’s proprietary shape memory alloy and polymer-extrusion technologies. Medical device products include stent components, catheter components, guidewires, laparoscopic surgical sub-assemblies and orthopedic instruments. During the quarter ended December 31, 2005, the Company revised management responsibilities and made changes to its sales organization and employee bonus program as it began managing its business as two business segments: (i) Nitinol Products Segment, and (ii) Polymer Products Segment. Prior to that time, the Company had operated as one business segment. All prior periods have been restated to reflect results based on these two business segments.

The Nitinol Products Segment designs, manufactures and markets advanced materials which possess the ability to change their shape in response to thermal and mechanical changes, and the ability to return to their original shape following deformations from which conventional materials cannot recover. The Nitinol Products Segment’s products are used in applications for surgical instruments and devices, orthodontic apparatus, cellular telephone antennae, and other devices.

The Polymer Products Segment designs, manufactures and markets specialty polymer-extrusion products to companies serving the medical device, laser, fiber-optic, automotive and industrial markets. Its primary products are complex, multi-lumen, multi-layer extrusions used for guide wires, catheter shafts, delivery systems and various other interventional medical procedures. The Polymer Products Segment’s products are known for their complex configurations, multiple material construction and innovative designs, all while maintaining tight tolerances.

Included in the line item “Corporate items and eliminations” below are the eliminations between the two segments, as well as general and corporate items. Business segment information is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Revenues
Nitinol Products	$8,839,000	$8,302,000	$18,054,000	$17,414,000
Polymer Products	3,895,000	1,577,000	7,375,000	1,577,000
Corporate items and eliminations	(85,000)	(2,000)	(113,000)	(2,000)

Consolidated	$12,649,000	$9,877,000	$25,316,000	$18,989,000

Gross profit
Nitinol Products	$3,090,000	$3,049,000	$6,307,000	$6,549,000
Polymer Products	1,865,000	777,000	3,397,000	777,000

Consolidated	$4,955,000	$3,826,000	$9,704,000	$7,326,000

	December 31, 2005	June 30, 2005
Total Assets
Nitinol Products	$15,809,000	$15,014,000
Polymer Products	26,189,000	25,867,000
Corporate items and eliminations	11,419,000	11,919,000

Consolidated	$53,417,000	$52,800,000

Note N. SUBSEQUENT EVENT

At the Company’s annual meeting of stockholders held on January 19, 2006, the stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 40,000,000 to 60,000,000 shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On October 5, 2005, Biomer completed an equity financing which triggered conversion of the note receivable into 37,860 ordinary shares of Biomer stock. The Company’s initial investment and accrued interest of $409,000 was recorded as a note receivable as of September 30, 2005. That amount was converted to an investment as of October 5, 2005 which, since the Company does not have a controlling ownership interest or significant influence over financial reporting or operations, has been accounted for on the cost basis.

On November 9, 2005, Webster Business Credit Corporation, the Company’s principal lender, permanently waived the Company’s cash collateral deposit requirements. As of June 30, 2005, this deposit was $1,500,000. See “Liquidity and Capital Resources” below for more information.

Effective December 9, 2005, James G. Binch retired from his position as President and Chief Executive Officer of the Company. In connection with Mr. Binch’s retirement, the Company entered into a Separation Agreement, dated December 9, 2005, with Mr. Binch (the “Separation Agreement”). In accordance with the terms of the Separation Agreement, Mr. Binch retired from his position as President and Chief Executive Officer effective December 9, 2005, and retired from his position as an employee of the Company effective as of the close of business on January 19, 2006. Mr. Binch remained a director of the Company until January 19, 2006. Pursuant to the Separation Agreement, Mr. Binch agreed not to stand for re-election to the Company’s Board of Directors at the Company’s annual meeting of shareholders held on January 19, 2006 (the “Annual Meeting”). In connection with Mr. Binch’s retirement, the Company has recorded separation charges of $1,130,000, including $182,000 of associated legal fees, in the six months ended December 31, 2005.

On December 9, 2005, the Company’s Board of Directors elected Robert P. Belcher to serve as the Company’s President and Chief Executive Officer on an interim basis. Mr. Belcher has been employed by the Company since July 1999, most recently serving as Vice Chairman, Senior Vice President—Finance and Administration, Chief Financial Officer, Secretary and Treasurer. On January 19, 2006, the Company and Mr. Belcher entered into Amendment No. 1 to the Amended and Restated Employment Agreement dated July 21, 2004, between the Company and Mr. Belcher (the “Amended Agreement”). The Amended Agreement was entered into to reflect Mr. Belcher’s increased responsibilities as interim President and Chief Executive Officer.

ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

For our accounting policies that, among others, are critical to the understanding of our results of operations due to the assumptions we make in their application, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K/A for the year ended June 30, 2005. Senior management has discussed the development and selection of these accounting policies, and estimates, and the related disclosures with the Audit Committee of the Board of Directors. See Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended June 30, 2005 for our significant accounting policies. On July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” See Note B for a description of the effects on the condensed consolidated financial statements. In the first six months of the year ending June 30, 2006 (“fiscal 2006”), there have been no other material changes to the significant accounting policies.

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the U.S., requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to accounts receivable, inventories, goodwill and intangible assets, income taxes, contingencies and litigation, are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Goodwill and Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired business. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value. Goodwill was $14,146,000 and $13,946,000 as of December 31, 2005 and June 30, 2005, respectively, an increase of $200,000 attributable to a purchase price adjustment related to the Putnam Acquisition.

Intangible assets consist primarily of management’s estimates of patents, developed technology, customer relationships, trade name, and other intangible assets that have been identified as a result of the Company’s purchase accounting for past acquisitions. These assets are being amortized over their useful lives, determined to be 4.5 to 20 years, depending on the nature of the asset and the asset class. We review intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value is not recoverable. Intangible assets, net of accumulated amortization, were $7,507,000 and $7,842,000 as of December 31, 2005 and June 30, 2005, respectively. This decrease is due to amortization expense of $335,000 for the six months ended December 31, 2005.

Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $4,591,000 and $4,899,000 as of December 31, 2005 and June 30, 2005, respectively.

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

(a) RESULTS OF OPERATIONS

Introduction

In the past several years, the Company has focused on increasing the amount of value-added products it provides to the marketplace, i.e., products where additional processing is performed on basic nitinol wire, strip, or tube before it is shipped to the customer. Currently, medical device applications represent some of the best opportunities for increasing the amount of value-added business. The kink-resistant and self-expanding properties of nitinol have made peripheral stenting an area of special interest, and stent components manufactured for Abdominal Aortic Aneurysms (AAA) in particular have become a significant driver of the Company’s revenues. However, because the market for stent components is very dynamic and rapidly changing, the Company has found it difficult to accurately forecast demand for its stent components. Delays in product launches, uncertain timing on regulatory approvals, inventory adjustments by our customers, market share shifts between competing stent platforms, issues in raw material supply and manufacturing and the introduction of next-generation products have all contributed to the variability in revenue generated by shipments of medical stent components.

On November 9, 2004, the Company completed the Putnam Acquisition. Putnam utilizes polymer extrusion technology to produce polymer-based products sold primarily to the medical device industry. The largest current application for Putnam’s technology is for catheters. Putnam also utilizes its extrusion capabilities for guide wires, delivery systems, and various other interventional medical devices. As in the nitinol product line of the Company, Putnam is focusing on growing the value-added portion of its business by performing additional processing on its semi-finished polymer tube. The large majority of Putnam’s products are sold directly to the medical device industry through the Company’s direct sales organization. The results of operations of Putnam have been included in the consolidated results of operations from the date of acquisition.

Business segments

The Company’s product lines consist of shape memory alloys (“SMAs”) and specialty polymer-extrusion products. Currently, the predominant SMA utilized by the Company is a nickel-titanium alloy commonly referred to as nitinol. Prior to the Company’s November 9, 2004 Putnam Acquisition, the Company only produced SMAs. Both product lines provide design, engineering, development and manufacturing services to the medical device and other industries using the Company’s proprietary shape memory alloy and polymer-extrusion technologies. Medical device products include stent components, catheter components, guidewires, laparoscopic surgical sub-assemblies and orthopedic instruments. During the quarter ended December 31, 2005, the Company revised management responsibilities and made changes to its sales organization and employee bonus program as it began managing its business as two business segments: (i) Nitinol Products Segment, and (ii) Polymer Products Segment. Prior to that time, the Company had operated as one business segment. All prior periods have been restated to reflect results based on these two business segments.

The Nitinol Products Segment designs, manufactures and markets advanced materials which possess the ability to change their shape in response to thermal and mechanical changes, and the ability to return to their original shape following deformations from which conventional materials cannot recover. The Nitinol Products Segment’s products are used in applications for surgical instruments and devices, orthodontic apparatus, cellular telephone antennae, and other devices.

The Polymer Products Segment designs, manufactures and markets specialty polymer-extrusion products to companies serving the medical device, laser, fiber-optic, automotive and industrial markets. Its primary products are complex, multi-lumen, multi-layer extrusions used for guide wires, catheter shafts, delivery systems and various other interventional medical procedures. The Polymer Products Segment’s products are known for their complex configurations, multiple material construction and innovative designs, all while maintaining tight tolerances.

Included in the line item “Eliminations” below are the eliminations between the two segments.

Three Months Ended December 31, 2005, compared to Three Months Ended December 31, 2004

The following table compares revenues and gross margin by business segment for the three months ended December 31, 2005 and 2004.

	Three Months Ended December 31,
	2005		2004		Increase
	$	% of Revenues	$	% of Revenues	$	%
Revenues
Nitinol Products Segment	$8,839,000	69.9%	$8,302,000	84.0%	$537,000	6.5%
Polymer Products Segment	3,895,000	30.8	1,577,000	16.0	2,318,000	147.0%
Eliminations	(85,000)	(0.7)	(2,000)	—	(83,000)	N/A

Total	$12,649,000	100.0%	$9,877,000	100.0%	$2,772,000	28.1%

Gross Profit
Nitinol Products Segment	$3,090,000	35.0%	$3,049,000	36.7%	$41,000	1.3%
Polymer Products Segment	1,865,000	47.9%	777,000	49.3%	1,088,000	140.0%

Total	$4,955,000	39.2%	$3,826,000	38.7%	$1,129,000	29.5%

The following table sets forth the Company’s condensed consolidated statements of operations for the three months ended December 31, 2005 and 2004.

	Three Months Ended December 31,
	2005		2004		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues	$12,649,000	100.0%	$9,877,000	100.0%	$2,772,000	28.1%
Cost of revenues	7,694,000	60.8	6,051,000	61.3	1,643,000	27.2%

Gross profit	4,955,000	39.2	3,826,000	38.7	1,129,000	29.5%

Operating expenses:
Research and development	605,000	4.8	513,000	5.2	92,000	17.9%
General, selling and administration	4,236,000	33.5	2,318,000	23.5	1,918,000	82.7%
Amortization of intangible assets	126,000	1.0	65,000	0.7	61,000	93.8%

	4,967,000	39.3	2,896,000	29.3	2,071,000	71.5%

Operating income (loss)	(12,000)	(0.1)	930,000	9.4	(942,000)	(101.3)%

Interest
Expense	(331,000)	(2.6)	(303,000)	(3.1)	(28,000)	9.2%
Income	55,000	0.4	39,000	0.4	16,000	41.0%

	(276,000)	(2.2)	(264,000)	(2.7)	(12,000)	4.5%

Income (loss) before income taxes	(288,000)	(2.4)	666,000	6.7	(954,000)	(143.2)%
(Benefit from) provision for income taxes	(52,000)	(0.4)	260,000	2.6	(312,000)	(120.0)%

Net income (loss)	$(236,000)	(1.9)%	$406,000	4.1%	$(642,000)	(158.1)%

Revenues. Revenues increased 28% to $12,649,000 in the second quarter of fiscal 2006 from $9,877,000 during the same period in fiscal 2005, an increase of $2,772,000. The increase in revenues was due principally to the inclusion of revenues generated in the Polymer Products segment as a result of the Putnam Acquisition on November 9, 2004. The Polymer Products segment’s revenue for the second quarter of fiscal 2006 increased $2,318,000 to $3,895,000 as compared to $1,577,000 during the same quarter in fiscal 2005, which represents both growth in the business and the fact that the Putnam Acquisition did not occur until the middle of the second quarter of fiscal 2005. Additionally, the Polymer Products segment increased to 31% of total revenues in the second quarter of fiscal 2006 from 16% in the second quarter of fiscal 2005.

Revenues for the Nitinol Products segment increased 7% or $538,000 to $8,839,000 in the second quarter of fiscal 2006 from $8,302,000 during the same period in fiscal 2005. The revenue increase in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 included increased revenues of approximately $800,000 in super elastic tube for existing customers. In addition, revenues from prototype development and research and development activities increased approximately $50,000, shipments of nitinol tube-based stent components increased approximately $125,000 and shipments of high pressure sealing plugs increased approximately $50,000, for the second quarter of fiscal 2006 compared with the similar period in fiscal 2005. Offsetting a significant portion of these increases were decreased shipments of arch wire of approximately $250,000 and microcoil and guidewire products, which decreased approximately $225,000.

Costs and Expenses. Cost of revenues increased $1,643,000 or 27% to $7,694,000 in the second quarter of fiscal 2006 from $6,051,000 in the second quarter of fiscal 2005. The increase was due primarily to the inclusion of Putnam, which recorded cost of revenues of $2,030,000 for a full quarter in fiscal 2006. The Nitinol Products segment operated at a lower gross margin in the second quarter of fiscal 2006 than in the same period in fiscal 2005 primarily due to a shift in the product mix of shipments toward those products with higher per unit direct production costs in the area of general surgical applications. The Polymer Products segment’s gross margin continues to be higher than the gross margin of the Nitinol Products segment. However, the gross margin decreased to 47.9% of revenues in the second quarter of fiscal 2006 from 49.3% in the second quarter of fiscal 2005 as the Company invested significantly in personnel and equipment to provide capacity to support the increased business of the Polymer Products segment. The Company experienced price pressure on several product lines, and during the second quarter of fiscal 2006, it continued to incur additional expense associated with the launch of a new guidewire product. In addition, stock-based compensation of $35,000 was charged to cost of revenues for the second quarter of fiscal 2006 due to the adoption of SFAS No. 123(R).

As a result of these factors, the Company’s gross profit increased slightly from 38.7% in the second quarter of fiscal 2005 to 39.2% in the second quarter of fiscal 2006. See the information in the table in the beginning of the section for information on the results of the business segments. The Company’s ability to maintain or grow its gross profit margin is dependent on several factors. One is the product mix of the Company’s shipments, which can be effected by customer requirements, capacity of specific product lines and general timing. Another is the success of the Company in securing sufficient business to absorb plant overhead, particularly high margin nitinol tube business. The Company continues to invest in the manufacturing operations at its Polymer Products segment, including staff, equipment, and systems to grow the segment’s revenues over the next several years. These investments are expected to continue for the foreseeable future and may have the effect of reducing profitability, particularly in the short-term, at its Polymer Products segment.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets increased $2,071,000, or 72%, to $4,967,000 in the second quarter of fiscal 2006, compared to $2,896,000 in the second quarter of fiscal 2005. The increase in operating expenses in the second quarter of fiscal 2006 was primarily a result of the inclusion of Putnam’s results of operations for a full quarter in fiscal 2006 and the $1,130,000 separation charges related to the retirement of the Company’s former Chief Executive Officer, the addition of administration and sales and marketing personnel, amortization of intangible assets of $93,000 related to Putnam and marketing program initiatives undertaken in the second quarter of fiscal 2006. Further cost increases were also driven by the Company adopting SFAS No. 123(R) in the first quarter of fiscal 2006 and the related stock-based compensation of $149,000, the continuing increase in administration costs related to investor relations, legal and accounting activities and higher personnel costs. Total operating expenses as a percentage of revenues increased from 29.3% in the second quarter of fiscal 2005 to 39.3% in the second quarter of fiscal 2006. Excluding the separation charges, operating expenses as a percentage of revenues were 30.4% in the second quarter of fiscal 2006.

Net interest expense was $276,000 in the second quarter of fiscal 2006 compared to net interest expense of $264,000 in the second quarter of fiscal 2005. The change from period to period was due principally to an increase in interest expense, including the amortization of deferred financing costs of $28,000, associated with a higher level of borrowings utilized to finance a portion of the Putnam Acquisition, and higher overall borrowing costs due to an increase in LIBOR from the second quarter of fiscal 2005 to the second quarter of fiscal 2006.

Income Taxes. The Company recorded a benefit from income taxes of $52,000 for the second quarter of fiscal 2006, compared to a provision for income taxes of $260,000 for the second quarter of fiscal 2005. The decrease in the provision is the result of a decrease in the income before income taxes. The benefit is partially offset by the exclusion of the deduction for the recording of the stock-based compensation expense relating to ISOs in the second quarter of fiscal 2006. This had the effect of reducing the income tax benefit by $58,000, which was the primary reason for the effective tax rate decrease of 21% from the second quarter of fiscal 2005 to fiscal 2006. As a result, the effective tax rate was 18% and 39% for the second quarter of fiscal 2006 and 2005, respectively. The Company may recognize some income tax benefit in the future relating to compensation expense on ISOs issued on or after July 1, 2005, the adoption date of SFAS No. 123(R). The amount of income tax benefit recognized will be contingent upon the amount of options exercised, whether the exercise is a disqualifying disposition and the statutory income tax rate at the time of exercise, among other factors.

Net (Loss) Income. As a result of the factors discussed above, the Company incurred a net loss of $236,000 in the second quarter of fiscal 2006 compared to net income of $406,000 for the same period in fiscal 2005.

Six Months Ended December 31, 2005, compared to Six Months Ended December 31, 2004

The following table compares revenues and gross margins by business segment for the six months ended December 31, 2005 and 2004.

	Six Months Ended December 31,
	2005		2004		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues
Nitinol Products Segment	$18,054,000	71.3%	$17,414,000	91.7%	$640,000	3.7%
Polymer Products Segment	7,375,000	29.1	1,577,000	8.3	5,798,000	367.7%
Eliminations	(113,000)	(0.4)	(2,000)	—	(111,000)	N/A

Total	$25,316,000	100.0%	$18,989,000	100.0%	$6,327,000	33.3%

Gross Profit
Nitinol Products Segment	$6,307,000	34.9%	$6,549,000	37.6%	$(242,000)	(3.7)%
Polymer Products Segment	3,397,000	46.1%	777,000	49.3%	2,620,000	337.2%

Total	$9,704,000	38.3%	$7,326,000	38.5%	$2,378,000	32.5%

The following table sets forth the Company’s condensed consolidated statements of income for the six months ended December 31, 2005 and 2004.

	Six Months Ended December 31,
	2005		2004		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues	$25,316,000	100.0%	$18,989,000	100.0%	$6,327,000	33.3%
Cost of revenues	15,612,000	61.7	11,663,000	61.5	3,949,000	33.9%

Gross profit	9,704,000	38.3	7,326,000	38.5	2,378,000	32.5%

Operating expenses:
Research and development	1,258,000	4.9	993,000	5.2	265,000	26.7%
General, selling and administration	7,029,000	27.8	4,178,000	22.0	2,851,000	68.2%
Amortization of intangible assets	252,000	1.0	98,000	0.5	154,000	157.1%

	8,539,000	33.7	5,269,000	27.7	3,270,000	62.1%

Operating income	1,165,000	4.6	2,057,000	10.8	(892,000)	(43.4)%

Interest
Expense	(652,000)	(2.6)	(317,000)	(1.7)	(335,000)	105.7%
Income	98,000	0.4	79,000	0.4	19,000	24.1%

	(554,000)	(2.2)	(238,000)	(1.3)	(316,000)	132.8%

Income before income taxes	611,000	2.4	1,819,000	9.5	(1,208,000)	(66.4)%
Provision for income taxes	346,000	1.4	709,000	3.7	(363,000)	(51.2)%

Net income	$265,000	1.0%	$1,110,000	5.8%	$(845,000)	(76.1)%

Revenues. Revenues increased 33% to $25,316,000 in the first six months of fiscal 2006 from $18,989,000 during the same period in fiscal 2005, an increase of $6,327,000. The increase in revenues was due principally to the inclusion of revenues generated in the Polymer Products segment as a result of the acquisition of Putnam on November 9, 2004. The Polymer Products segment’s revenue for the first six months of fiscal 2006 was $7,375,000 as compared to $1,577,000 during the same period of fiscal 2005, which represents both growth in the business and the fact that the Putnam Acquisition did not occur until the middle of the second quarter of fiscal 2005. Additionally, the Polymer Products segment increased to 29% of total revenues in the first six months of fiscal 2006 from 8% in the first six months of fiscal 2005.

Revenues for the Nitinol Products segment increased 4% or $640,000 to $18,054,000 in the first six months of fiscal 2006 from $17,414,000 during the same period in fiscal 2005. The revenue increase in the first six months of fiscal 2006 compared to the first six months of fiscal 2005 was primarily due to increased shipments of components utilized in general surgical applications of approximately $800,000 and nitinol tube-based stent components of approximately $300,000. In addition, revenues from prototype development and research and development activities increased approximately $200,000, shipments of high pressure sealing plugs increased approximately $150,000, and increased revenues of approximately $175,000 in super elastic tube for the first six months of fiscal 2006 compared with the similar period in fiscal 2005. Offsetting these increases were decreased shipments of nitinol wire-based stent components, sold to the Company’s largest customer, which declined approximately $350,000. This decrease was caused primarily by shortages in acceptable raw material from one of the Company’s suppliers related to this product line that occurred during the first quarter and were subsequently rectified. Looking forward to the remainder of fiscal 2006, the Company anticipates that overall nitinol stent component revenues for fiscal 2006 will experience some decline from the revenues in fiscal 2005. Additionally, the Nitinol Products segment had lower sales in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005 for arch wire of approximately $525,000 and microcoil and guidewire products, which decreased approximately $150,000.

Costs and Expenses. Cost of revenues increased $3,949,000 or 34% to $15,612,000 in the first six months of fiscal 2006 from $11,663,000 in the first six months of fiscal 2005. The increase was due primarily to the inclusion of Putnam’s results of operations for six months in fiscal 2006, as compared to less than two months in fiscal 2005. Putnam recorded cost of revenues of $3,977,000. The Nitinol Products segment operated at a lower gross margin in the first six months of fiscal 2006 than in the same period in fiscal 2005 primarily due to a shift in the product mix of shipments toward those products with higher per unit direct production costs in the area of general surgical applications. The Polymer Products segment’s gross margin continues to be higher than the gross margin of the Nitinol Products segment. However, the gross margin decreased to 46.1% of revenues in the first six months of fiscal 2006 from 49.3% in the first six months of fiscal 2005 as the Company invested significantly in personnel and equipment to provide capacity to support the increased business of the Polymer Products segment. The Company experienced price pressure on several product lines, and during the first six months of fiscal 2006, we continued to incur additional expense associated with the launch of a new guidewire product. In addition, stock-based compensation of $65,000 was charged to cost of revenues for the first six months of fiscal 2006 due to the adoption of SFAS No. 123(R).

As a result of these factors, the Company’s gross profit decreased from 38.5% in the first six months of fiscal 2005 to 38.3% in the first six months of fiscal 2006. See the information in the table in the beginning of the section for information on the results of the business segments. The Company’s ability to maintain or grow its gross profit margin is dependent on several factors. One is the product mix of the Company’s shipments, which can be effected by customer requirements, capacity of specific product lines and general timing. Another is the success of the Company in securing sufficient business to absorb plant overhead, particularly high margin nitinol tube business. The Company continues to invest in the manufacturing operations at its Polymer Products segment, including staff, equipment, and systems to grow the segment’s revenues over the next several years. These investments are expected to continue for the foreseeable future and may have the effect of reducing profitability, particularly in the short-term, at its Polymer Products segment.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets increased $3,270,000, or 62%, to $8,539,000 in the first six months of fiscal 2006, compared to $5,269,000 in the first six months of fiscal 2005. The increase in operating expenses in the first six months of fiscal 2006 was primarily as a result of the inclusion of Putnam’s results of operations for six months in fiscal 2006, as compared to less than two months in fiscal 2005. Additionally, the operating expenses increased due to the $1,130,000 separation charges related to the retirement of the Company’s former Chief Executive Officer, the addition of administration and sales and marketing personnel, amortization of intangible assets of $186,000 related to Putnam and marketing program initiatives undertaken in the first six months of fiscal 2006. Further cost increases were also driven by the Company adopting SFAS No. 123(R) in the first six months of fiscal 2006 and the related stock-based compensation of $291,000, the continuing increase in administration costs related to investor relations, legal and accounting activities and higher personnel costs. Total operating expenses as a percentage of revenues increased from 27.7% in the first six months of fiscal 2005 to 33.7% in the first six months of fiscal 2006. Excluding the separation charges, operating expenses as a percentage of revenues were 29.3% in the first six months of fiscal 2006.

Net interest expense was $554,000 in the first six months of fiscal 2006 compared to net interest expense of $238,000 in the first six months of fiscal 2005. The change from period to period was due principally to an increase in interest expense, including the amortization of deferred financing costs of $55,000, associated with a higher level of borrowings utilized to finance a portion of the Putnam Acquisition, and higher overall borrowing costs due to an increase in LIBOR from the first six months of fiscal 2005 to the first six months of fiscal 2006.

Income Taxes. The Company recorded a provision for income taxes of $346,000 for the first six months of fiscal 2006, compared to a provision of $709,000 for the first six months of fiscal 2005. The decrease in the provision is the result of a decrease in the income before income taxes offset by the exclusion of the deduction for the recording of the stock-based compensation relating to ISOs in the first six months of fiscal 2006. This had the effect of increasing the income tax provision by $115,000, which was the primary reason for the effective tax rate increase of 20% from the first six months of fiscal 2005 to fiscal 2006. As a result, the effective tax rate was 57% and 39% for the first six months of fiscal 2006 and 2005, respectively. The Company may recognize some income tax benefit in the future related to compensation expenses on ISOs issued on or after July 1, 2005, the adoption date of SFAS No. 123(R). The amount of income tax benefit recognized will be contingent upon the amount of options exercised, whether the exercise is a disqualifying disposition and the statutory income tax rate at the time of exercise, among other factors.

Net Income. As a result of the factors discussed above, the Company’s net income decreased by $845,000, to $255,000 in the first six months of fiscal 2006 compared to $1,110,000 for the same period in fiscal 2005.

(b) LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, the Company’s cash and cash equivalents balance was $5,433,000, an increase of $1,292,000 from $4,141,000 at the start of fiscal 2006. This increase in cash and cash equivalents was due primarily to cash provided by operations and the permanent waiver of the $1,500,000 cash collateral deposits, partially offset by principal payments on notes payable and capital expenditures.

Net cash provided by operations was $2,160,000 for the six months ended December 31, 2005, a decrease of $150,000 from $2,310,000 provided during the same six-month period ended December 31, 2004. This decrease was due principally to a decrease in net income of $845,000 to $265,000 for the six months ended December 31, 2005 from $1,110,000 for the six months ended December 31, 2004, which was partially offset by non-cash expenses for depreciation and amortization and equity based compensation during the six months ended December 31, 2005.

Net cash used in investing activities decreased $20,708,000 to $11,000 for the six months ended December 31, 2005 compared to $20,719,000 during the same six month period ended December 31, 2004. This decrease is primarily related to the $18,221,000 used for the Putnam Acquisition in the six months ended December 31, 2004. Additionally, in the first six months of fiscal 2005, the Company made a $1,500,000 cash collateral deposit as part of its credit facility. In fiscal 2006, the primary capital requirement was to fund additions to property, plant and equipment, primarily the purchases of previously leased and new lasers for cutting nitinol tube at the Company’s Menlo Park, California facility of $482,000 and a scanning electron microscope in the Bethel, Connecticut facility of $200,000. Additionally, in the six months ended December 31, 2005, the Company’s principal lender permanently waived the requirement for the cash collateral deposits and the $1,500,000 has been classified as cash.

During the six months ended December 31, 2005, net cash used in financing activities was $857,000, reflecting the $830,000 installment on the deferred payment for the Putnam Acquisition and the pay-down of the note payable to Webster Business Credit Corporation of $624,000, offset by the proceeds from notes payable of $308,000 and the issuance of common stock of $209,000.

Working capital at December 31, 2005 was $10,379,000, an increase of 2,037,000 from $8,342,000 at June 30, 2005. The increase in working capital is a result of the permanent waiver of the cash collateral deposits and the net cash from operations, which together exceeded the capital expenditures and principal payments on notes payable for the first six months of fiscal 2006.

In fiscal 2005, the primary capital requirements were to fund the Putnam Acquisition, capital expenditures and the investment in Biomer Technology Limited. In the six months ended December 31, 2005, the primary capital requirement was to fund capital expenditures and principal payments on notes payable.

In connection with the Putnam Acquisition, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”) which replaced the existing credit facility with Webster Bank. The Webster Agreement includes a term loan facility consisting of a five-year term loan of $1.9 million (the “Five Year Term”) and a three-year term loan of $2.5 million (the “Three Year Term,” together with the Five Year Term known as the “Term Loan Facility”). Both term loans are repayable in equal monthly installments with the additional requirement that, under the Three Year Term, a prepayment of 50% of excess cash flow, as defined, be made annually within 90 days of the Company’s fiscal year end. The excess cash flow prepayment requirement was waived by Webster Business Credit Corporation for fiscal 2005, but remains in effect for the remaining years of the loan term. Interest under the Five Year Term is based upon, at the Company’s option, LIBOR plus 2.75% or the alternate base rate, as defined, plus 0.25%. Interest under the Three Year Term is based upon, at the Company’s option, LIBOR plus 3.75% or the alternate base rate, as defined, plus 1.25%. Borrowings under the Term Loan Facility were used to repay approximately $1.4 million in outstanding borrowings under the existing facility with Webster Bank and to partially fund the Putnam Acquisition.

The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. As of December 31, 2005, there were no amounts outstanding under the revolving line of credit. Additionally, the Webster Agreement includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2005 at the same financing terms as the Five Year Term. As of November 9, 2005, $1,000,000 of outstanding amount under the equipment line was converted to a term loan payable monthly based on a seven year amortization schedule, but with a balloon payment of the then unpaid balance due November 9, 2009. On December 21, 2005, the Webster Agreement was amended to provide an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2006 at the same financing terms as the Five Year Term. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

The Webster Agreement contains various restrictive covenants, including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance a fixed charge coverage ratio and leverage ratio, as defined. Additionally, the Company was required to maintain cash as collateral security until the Three Year Term loan was paid in full. For the first year of the Webster Agreement, the collateral deposit requirement was $1,500,000. This amount had been classified as cash collateral deposits on the consolidated balance sheet as of June 30, 2005. On November 9, 2005, Webster Business Credit Corporation permanently waived the Company’s cash collateral deposit requirements, and these funds have been accounted for as cash and cash equivalents.

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

The Subordinated Loan contains various restrictive covenants including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with a fixed charge coverage ratio and leverage ratio, as defined. The Note payable outstanding under the Subordinated Loan as of December 31, 2005 and June 30, 2005 was $4,863,000 and $4,752,000, respectively.

The remaining financing for the Putnam Acquisition was provided for with the Company’s cash on hand and $2.5 million in deferred payments. The deferred payments are non-interest bearing and are required to be paid to the seller in three equal annual installments. The first of these installments of $833,000 was paid on November 9, 2005. Total obligations of $1,541,000 and $2,313,000 were outstanding for the non-interest bearing deferred payments as of December 31, 2005 and June 30, 2005, respectively.

On August 24, 2004, the Company entered into a joint development program (the “Agreement”) with Biomer Technology Limited (“Biomer”), a privately-owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Under the terms of the Agreement, the Company made a $400,000 initial investment in Biomer in the form of a 2% unsecured convertible promissory note (the “Note”). Interest on the Note was payable upon conversion, or upon repayment of the Note. Under the terms of the Note, the Note plus accrued interest was to be converted into ordinary shares of Biomer stock upon the occurrence of the earlier of, as defined, the successful completion of the joint development program, an additional equity financing of Biomer, the sale of Biomer, or December 31, 2005. On October 5, 2005, Biomer completed an equity financing which triggered conversion of the Note into 37,860 ordinary shares of Biomer stock. The Company’s initial investment and accrued interest of $407,000 was recorded as a note receivable as of June 30, 2005. The amount of the Company’s initial investment and accrued interest were converted to an investment as of October 5, 2005 which, since the Company does not have a controlling ownership interest or significant influence over Biomer’s financial reporting or operations, has been accounted for on the cost basis.

The Agreement requires the Company to make an additional equity investment of at least $350,000 in Biomer in the event, as defined, a financing of Biomer occurs after the Note has been converted and successful completion of the joint development program has been accomplished. Additionally, as part of the joint development program and in consideration for services provided by Biomer in the joint development program, the Company agreed to pay Biomer $200,000 in four equal quarterly installments of $50,000 beginning August 24, 2004. As of December 31, 2005, all four installments have been paid totaling $200,000 since the specific milestones that indicated completion of the joint development program, as specified in the Agreement, were met. The $200,000 was amortized over the initial one year term of the joint development program.

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

In December 2004, the Company signed a lease for one of its manufacturing facilities located in Menlo Park, California, expanding its usage of the building from 10,000 to 22,000 square feet. The term of the lease began on December 1, 2004 and expires on June 30, 2008. The monthly base rent is $18,000.

In November 2004, the Company signed a lease for Putnam’s manufacturing facility located in Dayville, Connecticut. The lessor is Mr. James V. Dandeneau, the sole shareholder of Putnam Plastics Corporation, and currently a director and executive officer of the Company. The term of the lease runs from November 10, 2004 until November 30, 2009 with two renewal options to extend the lease for two terms of 30 months. The monthly rent is $18,000.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon the Company’s financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the Company’s disclosure on this matter made in the Annual Report on Form 10-K/A for the year ended June 30, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Forward-looking statements give our current expectations or forecasts of future events. You can usually identify these statements by the fact that they do not relate strictly to historical or current facts. They often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

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

Other Factors That May Affect Future Results

•	trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives, in the U.S. and other countries in which we do business, that are placing increased emphasis on the delivery of more cost-effective medical therapies

•	the trend of consolidation in the medical device industry as well as among customers of medical device manufacturers, resulting in more significant, complex and long-term contracts than in the past and potentially greater pricing pressures

•	efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales

•	changes in governmental laws, regulations and accounting standards and the enforcement thereof that may be adverse to us

•	other legal factors including environmental concerns

•	agency or government actions or investigations affecting the industry in general or us in particular

•	changes in business strategy or development plans

•	business acquisitions, dispositions, discontinuations or restructurings

•	the continued integration of Putnam

•	availability, terms and deployment of capital

•	economic factors over which we have no control, including changes in inflation and interest rates

•	the developing nature of the market for our products and technological change

•	intensifying competition in the shape memory alloy and specialty polymer-extrusion fields

•	success of operating initiatives

•	operating costs

•	advertising and promotional efforts

•	the existence or absence of adverse publicity

•	our potential inability to obtain and maintain patent protection for our alloys, polymers, processes and applications thereof, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties

•	the possibility that adequate insurance coverage and reimbursement levels for our products will not be available

•	our dependence on outside suppliers and manufacturers

•	availability, variability and quality of raw materials

•	our exposure to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical products

•	the ability to retain management

•	business abilities and judgment of personnel

•	availability of qualified personnel

•	labor and employee benefit costs

•	natural disaster or other disruption affecting Information Technology and telecommunication infrastructures

•	acts of war and terrorist activities

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 21, 2005, the Company issued its Notice of Annual Meeting of Stockholders along with its Proxy Statement, which included the submission of matters to a vote of security holders. On January 19, 2006, the Company held its Annual Meeting. At the meeting, the Company’s eight nominees for director, W. Andrew Krusen, Jr., Kempton J. Coady, III, Dr. Edwin Snape, François Marchal, Michel de Beaumont, Robert P. Belcher, Carmen L. Diersen and James V. Dandeneau were elected to the Company’s Board of Directors by the vote specified below:

	No. of Votes			Broker Non-Votes
Nominee	For	Against/Withheld	Abstentions
W. Andrew Krusen, Jr.	19,569,344	4,689,769	0	0
Kempton J. Coady, III	19,578,105	4,681,008	0	0
Dr. Edwin Snape	19,575,855	4,683,258	0	0
François Marchal	19,581,105	4,678,008	0	0
Michel de Beaumont	19,587,705	4,671,408	0	0
Robert P. Belcher	19,583,765	4,675,358	0	0
Carmen L. Diersen	19,588,105	4,671,008	0	0
James V. Dandeneau	19,588,205	4,670,908	0	0

Also at such annual meeting, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s $0.01 par value common stock from 40,000,000 to 60,000,000 shares. The vote on such amendment was 19,304,306 shares in favor, 4,939,352 shares against, and 15,455 shares abstaining.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) EXHIBITS

Exhibit Number	Description of Exhibits
10.1	First Amendment Agreement dated as of November 9, 2005 by and between Memry Corporation (the “Borrower”) and Webster Business Credit Corporation (the “Lender”), amending a certain Credit and Security Agreement dated as of November 9, 2004 by and between the Borrower and the Lender

10.2	Second Amendment Agreement dated as of December 21, 2005 by and between Memry Corporation (the “Borrower”) and Webster Business Credit Corporation (the “Lender”), amending a certain Credit and Security Agreement dated as of November 9, 2004 by and between the Borrower and the Lender

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMRY CORPORATION

Date: February 14, 2006	By:	/S/ ROBERT P. BELCHER
Robert P. Belcher
President and Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)