Form 10-Q
period 2006-03-31
MEMRY CORP
filed 2006-05-15
CIK 720896

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of May 10, 2006, 28,906,685 shares of the registrant’s common stock, par value $.01 per share, were issued and outstanding.

MEMRY CORPORATION

FORM 10-Q

For the quarter ended March 31, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Memry Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2006	June 30, 2005
ASSETS
Current Assets
Cash and cash equivalents	$5,319,000	$4,141,000
Accounts receivable, less allowance for doubtful accounts	8,294,000	5,846,000
Inventories	5,560,000	4,948,000
Deferred tax asset	1,391,000	1,391,000
Prepaid expenses and other current assets	510,000	288,000

Total current assets	21,074,000	16,614,000

Property, Plant, and Equipment	21,776,000	19,897,000
Less accumulated depreciation	(13,100,000)	(11,527,000)

	8,676,000	8,370,000

Other Assets
Intangible assets, less accumulated amortization	7,339,000	7,842,000
Goodwill	14,146,000	13,946,000
Cash collateral deposits	—	1,500,000
Deferred financing costs, less accumulated amortization	383,000	465,000
Investment	409,000	—
Note receivable	—	407,000
Deferred tax asset	2,417,000	3,508,000
Other assets	159,000	148,000

Total other assets	24,853,000	27,816,000

TOTAL ASSETS	$54,603,000	$52,800,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,911,000	$5,453,000
Notes payable	2,134,000	2,615,000
Income tax payable	19,000	204,000

Total current liabilities	8,064,000	8,272,000

Notes payable, less current maturities	8,082,000	8,759,000

Other non-current liabilities	114,000	—

Commitments and contingencies (see notes)

Stockholders’ Equity
Common stock	289,000	286,000
Additional paid-in capital	54,678,000	53,893,000
Accumulated deficit	(16,624,000)	(18,410,000)

Total stockholders’ equity	38,343,000	35,769,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,603,000	$52,800,000

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Revenues	$13,993,000	$12,674,000
Cost of revenues	8,116,000	7,602,000

Gross profit	5,877,000	5,072,000

Operating expenses
Research and development	500,000	543,000
General, selling and administration	2,819,000	2,770,000
Amortization of intangible assets	126,000	146,000

	3,445,000	3,459,000

Operating income	2,432,000	1,613,000

Other income	78,000	—

Interest
Expense	(289,000)	(437,000)
Income	37,000	30,000

	(252,000)	(407,000)

Income before income taxes	2,258,000	1,206,000
Provision for income taxes	737,000	471,000

Net income	$1,521,000	$735,000

Basic earnings per share	$0.05	$0.03

Diluted earnings per share	$0.05	$0.03

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries

Condensed Consolidated Statements of Income

For the Nine Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Revenues	$39,309,000	$31,662,000
Cost of revenues	23,728,000	19,265,000

Gross profit	15,581,000	12,397,000

Operating expenses
Research and development	1,758,000	1,536,000
General, selling and administration, including separation charges of $1,130,000 in 2006	9,848,000	6,938,000
Amortization of intangible assets	378,000	254,000

	11,984,000	8,728,000

Operating income	3,597,000	3,669,000

Other income	78,000	—

Interest
Expense	(941,000)	(753,000)
Income	135,000	109,000

	(806,000)	(644,000)

Income before income taxes	2,869,000	3,025,000
Provision for income taxes	1,083,000	1,180,000

Net income	$1,786,000	$1,845,000

Basic earnings per share	$0.06	$0.07

Diluted earnings per share	$0.06	$0.07

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Cash Flows From Operating Activities:
Net income	$1,786,000	$1,845,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	—	30,000
Depreciation and amortization	2,189,000	1,804,000
Deferred income taxes	1,091,000	1,028,000
Gain from sale of asset	—	(10,000)
Equity based compensation	441,000	60,000
Accreted interest on note receivable	(2,000)	—
Accreted interest on notes payable	251,000	206,000
Change in operating assets and liabilities (net of business acquisition):
Accounts receivable	(2,436,000)	(1,149,000)
Inventories	(612,000)	(444,000)
Prepaid expenses and other current assets	(222,000)	(33,000)
Other assets	(11,000)	12,000
Income taxes	(185,000)	(58,000)
Accounts payable and accrued expenses	833,000	632,000

Net cash provided by operating activities	3,123,000	3,923,000

Cash Flows From Investing Activities:
Capital expenditures	(1,771,000)	(1,130,000)
Note receivable	—	(400,000)
Payments in connection with business acquisition	(600,000)	(18,212,000)
Cash collateral deposits	1,500,000	(1,500,000)
Proceeds from sale of asset	—	10,000

Net cash used in investing activities	(871,000)	(21,232,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock from the exercise of common stock options and warrants	335,000	169,000
Proceeds from notes payable	388,000	11,400,000
Financing costs	—	(659,000)
Principal payments on notes payable	(1,797,000)	(1,877,000)
Principal payments on capital lease obligations	—	(26,000)

Net cash (used in) provided by financing activities	(1,074,000)	9,007,000

Net increase (decrease) in cash and cash equivalents	1,178,000	(8,302,000)
Cash and cash equivalents, beginning of period	4,141,000	12, 404,000

Cash and cash equivalents, end of period	$5,319,000	$4,102,000

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$670,000	$438,000

Cash payments for income taxes	$176,000	$197,000

Business Acquisition:
Fair value of assets acquired, including goodwill	$200,000	$25,545,000
Cash paid	(600,000)	(18,212,000)
Accrued purchase price	400,000	(400,000)
Fair value of common stock issued	—	(4,570,000)
Present value of deferred payment	—	(2,228,000)

Liabilities assumed	$—	$135,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form

10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three month and nine month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 (“fiscal 2006”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K/A for the year ended June 30, 2005 (“fiscal 2005”). On July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” See Note B for a description of the effects on the condensed consolidated financial statements. In the first nine months of fiscal 2006, there have been no other material changes to the significant accounting policies.

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

Effective July 1, 2005, Putnam segregated one of its engineering groups into functional areas. During the third quarter of fiscal 2006, the Company re-evaluated its engineering expense allocation and concluded that approximately $200,000 should have been included in the cost of revenues for activity related to the first six months of fiscal 2006. The Company previously included these amounts as research and development expense. This revision is reflected in the third quarter of fiscal 2006. This revision had no effect on net income or net income per share for the first and second quarters of fiscal 2006. There was no effect on the fiscal 2005 presentation.

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

During the year ended June 30, 1998, the Company adopted the Memry Corporation Long-term Incentive Plan (the “1997 Plan”). Under the 1997 Plan, 6,000,000 incentive and non-qualified stock options may be granted to employees and non-employee directors under terms similar to the 1994 Plan. Stock options are granted at prices equal to the fair market value of the Company’s common stock at the date of grant, have a ten year contractual term and vest over three or four years. Also, under the 1997 Plan, Stock Appreciation Rights (“SARs”), Limited Stock Appreciation Rights (“Limited SARs”), restricted stock, and performance shares may be granted to employees. With respect to SARs, upon exercise, the Company must pay to the employee the difference between the current market value of the Company’s common stock and the exercise price of the SARs. The SARs terms are determined at the time of each individual grant. However, if SARs are granted which are related to an incentive stock option, then the SARs will contain similar terms to the related option. Limited SARs may be granted in relation to any option or SARs granted. Upon exercise, the Company must pay to the employee the difference between the current market value of the Company’s common stock and the exercise price of the related options or SARs. Upon the exercise of SARs or Limited SARs, any related stock option or SARs outstanding will no longer be exercisable. As of March 31, 2006 and June 30, 2005, there were no SARs or Limited SARs outstanding.

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

Also under the 1997 Plan, all non-employee directors, each quarter, are granted shares of the Company’s common stock with a value equal to $3,000 and stock options with a value equal to $4,500, determined based on the closing market value of the Company’s common stock as of the last day of such quarter. The stock options granted to non-employee directors are non-qualified options.

Adoption of SFAS No. 123(R)

On July 1, 2005, the Company adopted SFAS No. 123(R). SFAS No. 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services and the transactions that are based on the fair value of entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and, in effect, accounts for those transactions as part of the consolidated financial statements of the entity and not as a footnote disclosure, as the Company had elected under the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the date of adoption. The Company recorded compensation expense of $30,000 and $387,000 related to the adoption of SFAS No. 123(R) for the three months and nine months ended March 31, 2006, respectively. To date, the majority of the Company’s stock option grants have been qualified incentive stock options (“ISOs”). The expense for stock-based compensation on ISOs in the three months and nine months ended March 31, 2006 reflect a reversal of $61,000 of expense recorded in the first six months of fiscal 2006 on performance options awarded during the first quarter of fiscal 2006. The adjustment was recorded as a result of management’s conclusion that it is not likely that the revenue component of the performance target relating to such options will be achieved. In addition, $39,000 of expense was reversed during the three months and nine months ended March 31, 2006 as a result of options awarded prior to the adoption of SFAS 123(R), which were amortized in the first and second quarters of fiscal 2006, but forfeited during the third quarter of fiscal 2006. Compensation expense for ISOs is nondeductible for income tax purposes, except as noted below. Therefore, an income tax benefit has only been recorded for compensation expense on non-qualified options calculated under the provisions of SFAS No. 123(R). The Company may recognize some income tax benefit in the future on ISOs issued on or after the adoption date. The amount of income tax benefit recognized will be contingent upon the amount of options exercised, whether the exercise is a disqualifying disposition and the statutory income tax rate at the time of exercise, among other factors. For the three months ended March 31, 2006, a benefit of $10,000 ($6,000 net of income taxes) was recorded on non-qualified options. For the nine months ended March 31, 2006, compensation expense of $36,000 ($22,000 net of income taxes) was recorded on non-qualified options. At March 31, 2006, there was $955,000 of total unrecognized compensation cost related to stock-based compensation. That cost is expected to be recognized over a weighted average period of 1.3 years.

Pro-Forma Disclosures

In adopting SFAS No. 123(R), the Company elected not to use the modified retrospective application and, therefore did not restate its results for the three months and nine months ended March 31, 2005. During this period, the Company was following SFAS No. 123, which allowed an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued to employees and directors under the Company’s stock option and warrant plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost was recognized. Under APB Opinion No. 25, the Company generally only recorded stock-based compensation expense for the fair value of common stock issued to its directors which was $18,000 ($11,000 net of income taxes) and $18,000 ($11,000 net of income taxes) for the three months ended March 31, 2006 and 2005, respectively. The stock-based compensation expense for the fair value of common stock issued to the Company’s directors was $54,000 ($34,000 net of income taxes) and $61,000 ($37,000 net of income taxes) for the nine months ended March 31, 2006 and 2005, respectively.

On January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123.” For the for the three months and nine months ended March 31, 2005, the Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share, and other disclosures, as if the fair value based method of accounting had been applied. Had compensation cost for issuance of such stock options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123(R) for the three months and nine months ended March 31, 2005, reported net income and per share amounts for the three months and nine months ended March 31, 2006 and 2005, would have been as shown in the following table. The reported and pro forma net income and per share amounts for the three months and nine months ended March 31, 2006 are the same since stock-based compensation is calculated under the provisions of SFAS No. 123(R). The amounts for the three months and nine months ended March 31, 2006 are included in the following table only to provide the detail for comparative presentation to the comparable periods in 2005.

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2006	Nine Months Ended March 31, 2005
Net income, as reported	$1,521,000	$735,000	$1,786,000	$1,845,000
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	45,000	11,000	407,000	37,000
Deduct: compensation expense determined under fair value based method for all awards, net of related tax effects	(45,000)	(86,000)	(407,000)	(262,000)

Net income: as reported for the three months and nine months ended March 31, 2006 and pro forma for the three months and nine months ended March 31, 2005	$1,521,000	$660,000	$1,786,000	$1,620,000

Basic earnings per share:
As reported	$0.05	$0.03	$0.06	$0.07

As reported for the three months and nine months ended March 31, 2006 and pro forma for the three months and nine months ended March 31, 2005	$0.05	$0.02	$0.06	$0.06

Diluted earnings per share:
As reported	$0.05	$0.03	$0.06	$0.07

As reported for the three months and nine months ended March 31, 2006 and pro forma for the three months and nine months ended March 31, 2005	$0.05	$0.02	$0.06	$0.06

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

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2006	Nine Months Ended March 31, 2005
Expected dividend rate	—	—	—	—
Risk free interest rate	4.37% - 4.38%	3.28% - 3.67%	4.35% - 4.38%	2.89% - 3.67%
Weighted average expected lives, in years	5.6	3.0	5.6	3.0
Price volatility	73%	66%	73%	70%
Weighted average fair value at date of grant for options granted	$1.26	$0.88	$1.52	$0.95
Total intrinsic value of options exercised	$54,000	$4,000	$240,000	$67,000
Total cash received from options exercised	$126,000	$22,000	$335,000	$69,000

The following table summarizes the Company’s stock options outstanding at March 31, 2006 and changes during the nine months then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2005	3,853,931	$2.00

Granted	747,090	$2.30
Exercised	(262,294)	$1.33
Canceled or expired	(1,372,330)	$2.51

Options outstanding at March 31, 2006	2,966,397	$1.89	7.0	$962,000

Options exercisable at March 31, 2006	1,435,947	$1.85	5.3	$573,000

Note C. INVENTORIES

Inventories consist of the following at March 31, 2006 and June 30, 2005:

	March 31,	June 30,
Raw materials and supplies	$2,253,000	$2,022,000
Work-in-process	2,065,000	2,021,000
Finished goods	1,242,000	905,000

	$5,560,000	$4,948,000

Note D. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at March 31, 2006 and June 30, 2005:

	March 31,	June 30,
Accounts payable	$1,381,000	$1,747,000
Accrued separation	700,000	—
Accrued vacation	696,000	693,000
Accrued payroll and payroll related expenses	729,000	345,000
Accrued bonuses	1,285,000	914,000
Accrued purchase price of Putnam Acquisition	—	629,000
Accrued expenses – other	1,120,000	1,125,000

	$5,911,000	$5,453,000

Note E. EARNINGS PER SHARE

Basic earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is antidilutive.

The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings per share.

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2006	Nine Months Ended March 31, 2005
Weighted average number of basic shares outstanding	28,829,851	28,556,994	28,740,007	27,135,892
Effect of dilutive securities:
Warrants	234,484	239,175	253,605	241,052
Options	331,474	560,513	440,636	588,089

Weighted average number of fully diluted shares outstanding	29,395,809	29,356,682	29,434,248	27,965,033

Options to purchase 1,140,212 and 1,597,999 shares for the three months ended March 31, 2006 and 2005, respectively, and 1,046,160 and 1,477,207 shares for the nine months ended March 31, 2006 and 2005, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

Note F. INCOME TAXES

A reconciliation of the income tax provision computed by applying the statutory federal income tax rate of 34% to income before income taxes as reported in the condensed consolidated statements of income follows. The nondeductible expense for stock-based compensation on ISOs for the three months and nine months ended March 31, 2006 was $40,000 and $351,000, respectively. In addition, an extraterritorial income exclusion tax benefit was recognized in the third quarter of fiscal 2006 as a result of the fiscal 2005 return to provision adjustment of $86,000 as well as a benefit for the current year to date of $52,000. The extraterritorial income exclusion is due to the Company’s foreign sales.

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2006	Nine Months Ended March 31, 2005
Provision for income taxes at statutory federal rate	$768,000	$410,000	$975,000	$1,029,000
Provision for income taxes on nondeductible stock-based compensation expense for ISOs at statutory federal rate	15,000	—	117,000	—
State income taxes, net of federal benefit	90,000	61,000	115,000	151,000
State income taxes on nondeductible stock-based compensation expense for ISOs, net of federal benefit	2,000	—	14,000	—
Extraterritorial income exclusion	(138,000)	—	(138,000)	—

Provision for income taxes	$737,000	$471,000	$1,083,000	$1,180,000

As of June 30, 2005, the Company had net operating loss carryforwards of approximately $10,000,000 available to reduce future federal taxable income, which expire in 2008 through 2011.

Note G. INVESTMENT / NOTE RECEIVABLE

On August 24, 2004, the Company entered into a joint development program (the “Agreement”) with Biomer Technology Limited (“Biomer”), a privately owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Under the terms of the Agreement, the Company made a $400,000 initial investment in Biomer in the form of a 2% unsecured convertible promissory note (the “Note”). Interest on the Note was payable upon conversion, or upon repayment of the Note. Under the terms of the Note, the Note plus accrued interest was to be converted into ordinary shares of Biomer stock upon the occurrence of the earlier of, as defined, the successful completion of the joint development program, an additional equity financing of Biomer, the sale of Biomer, or December 31, 2005. On October 5, 2005, Biomer completed an equity financing which triggered conversion of the Note into 37,860 ordinary shares of Biomer stock. The Company’s initial investment and accrued interest of $407,000 was recorded as a note receivable as of June 30, 2005. The amount of the Company’s initial investment and accrued interest were converted to an investment as of October 5, 2005 which, since the Company does not have a controlling ownership interest or significant influence over Biomer’s financial reporting or operations, has been accounted for on the cost basis.

The Agreement requires the Company to make an additional equity investment of at least $350,000 in Biomer in the event, as defined, a financing of Biomer occurs after the Note has been converted and successful completion of the joint development program has been accomplished. Additionally, as part of the joint development program and in consideration for services provided by Biomer in the joint development program, the Company agreed to pay Biomer $200,000 in four equal quarterly installments of $50,000 beginning August 24, 2004. As of December 31, 2005, all four installments had been paid totaling $200,000 since the specific milestones that indicated completion of the joint development program, as specified in the Agreement, were met. The $200,000 was amortized over the initial one-year term of the joint development program.

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

The purchase price, including acquisition costs, consisted of $19.1 million in cash, 2,857,143 shares of the Company’s common stock (with a fair value of $4.6 million) and $2.5 million in deferred payments (with a fair value of $2.2 million). The shares are subject to various restrictions, including a black out period, which prohibits the sale of the shares for a period of 18 months after November 9, 2004. Additionally, after the expiration of the black out period, subject to certain exceptions, the sale of shares in the public market is limited to 250,000 per calendar quarter.

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

The consolidated financial statements of the Company for the three and nine months ended March 31, 2005 include the results of operations of Putnam beginning November 9, 2004. Putnam is included in the Polymer Products Segment. The following table contains pro forma consolidated results assuming the acquisition was made at the beginning of fiscal 2005:

Nine Months Ended March 31, 2005
Revenues	$35,442,000
Net income	$1,819,000
Earnings per share:
Basic	$0.07
Diluted	$0.07

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

Note I. GOODWILL

The changes in the carrying amount of goodwill by segment for the nine months ended March 31, 2006, are as follows:

	Nitinol Products	Polymer Products	Total
Balance as of June 30, 2005	$1,038,000	$12,908,000	$13,946,000
Goodwill acquired during period	—	200,000	200,000

Balance as of March 31, 2006	$1,038,000	$13,108,000	$14,146,000

During the second quarter of fiscal 2006, an adjustment to the purchase price for the acquisition of Putnam resulted in an addition to goodwill of $200,000.

Goodwill and indefinite life intangible assets are reviewed for impairment and written down in the period in which the recorded value of such assets exceeds their fair value. The annual impairment test was performed as of November 1, 2005 and resulted in no indication of impairment. Subsequent impairment tests will be performed November 1 of each year and more frequently if circumstances warrant.

Note J. INTANGIBLE ASSETS

The following table sets forth intangible assets, including the accumulated amortization as of June 30, 2005 and March 31, 2006:

		June 30, 2005
	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,200,000	$800,000
Customer relationships	15 years	3,400,000	151,000	3,249,000
Developed technology	15 years	2,500,000	111,000	2,389,000
Trade name	20 years	1,100,000	37,000	1,063,000
Employment agreement	4.5 years	400,000	59,000	341,000

Total		$9,400,000	$1,558,000	$7,842,000

		March 31, 2006
	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,300,000	$700,000
Customer relationships	15 years	3,400,000	321,000	3,079,000
Developed technology	15 years	2,500,000	236,000	2,264,000
Trade name	20 years	1,100,000	78,000	1,022,000
Employment agreement	4.5 years	400,000	126,000	274,000

Total		$9,400,000	$2,061,000	$7,339,000

Intangible assets are amortized on a straight-line basis over their expected useful lives. Amortization expense related to intangible assets was $168,000 and $257,000 for the three months ended March 31, 2006 and 2005, respectively. Amortization expense related to intangible assets was $503,000 and $323,000 for the nine months ended March 31, 2006 and 2005, respectively. Amortization expense is expected to be $671,000 for the year ended June 30, 2006. Of these amounts, $125,000 was charged for the nine months ended March 31, 2006 and $167,000 is expected to be charged for the year ended June 30, 2006 to cost of revenues. Estimated annual amortization expense of intangible assets for the next five years is expected to be as follows:

YEAR ENDING JUNE 30,
2007	$671,000
2008	670,000
2009	656,000
2010	582,000
2011	581,000
Thereafter	4,011,000

$7,171,000

Note K. CASH COLLATERAL DEPOSITS

In connection with the Putnam Acquisition on November 9, 2004, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”), which replaced the existing credit facility with Webster Bank. As part of the Webster Agreement, the Company was required to maintain cash collateral deposits of $1,500,000. On November 9, 2005, Webster Business Credit Corporation permanently waived the Company’s cash collateral deposit requirements. As of June 30, 2005, this deposit was $1,500,000.

Note L. SEPARATION CHARGES

Effective December 9, 2005, the Company’s President and Chief Executive Officer retired from his position and was succeeded by the Company’s Senior Vice President and Chief Financial Officer, who was serving as President and Chief Executive Officer on an interim basis. In connection with the retirement, the Company has recorded a separation charge of $1,130,000, including $182,000 of associated legal fees, in the second quarter of fiscal 2006. These separation charges are included as General, Selling and Administrative expenses. As of March 31, 2006, $700,000 of these separation costs have been accrued and are included as Accrued Separation in Accounts Payable and Accrued Expenses (see Note D).

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

Included in the line item “Corporate items and eliminations” below are the eliminations between the two segments, as well as general and corporate items. Business segment information is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Revenues
Nitinol Products	$9,935,000	$9,619,000	$27,989,000	$27,032,000
Polymer Products	4,146,000	3,072,000	11,521,000	4,649,000
Corporate items and eliminations	(88,000)	(17,000)	(201,000)	(19,000)

Consolidated	$13,993,000	$12,674,000	$39,309,000	$31,662,000

Gross profit
Nitinol Products	$4,063,000	$3,753,000	$10,370,000	$10,301,000
Polymer Products	1,814,000	1,319,000	5,211,000	2,096,000

Consolidated	$5,877,000	$5,072,000	$15,581,000	$12,397,000

	March 31, 2006	June 30, 2005
Total Assets
Nitinol Products	$17,844,000	$15,014,000
Polymer Products	26,197,000	25,867,000
Corporate items and eliminations	10,562,000	11,919,000

Consolidated	$54,603,000	$52,800,000

Note N. COMMON STOCK

At the Company’s annual meeting of stockholders held on January 19, 2006, the stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 40,000,000 to 60,000,000 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Effective December 9, 2005, James G. Binch retired from his position as President and Chief Executive Officer of the Company. In connection with Mr. Binch’s retirement, the Company entered into a Separation Agreement, dated December 9, 2005, with Mr. Binch (the “Separation Agreement”). In accordance with the terms of the Separation Agreement, Mr. Binch retired from his position as President and Chief Executive Officer effective December 9, 2005, and retired from his position as an employee of the Company effective as of the close of business on January 19, 2006. Mr. Binch remained a director of the Company until January 19, 2006. Pursuant to the Separation Agreement, Mr. Binch agreed not to stand for re-election to the Company’s Board of Directors at the Company’s annual meeting of shareholders held on January 19, 2006 (the “Annual Meeting”). In connection with Mr. Binch’s retirement, the Company recorded separation charges of $1,130,000, including $182,000 of associated legal fees, in the second quarter of fiscal 2006.

On December 9, 2005, the Company’s Board of Directors elected Robert P. Belcher to serve as the Company’s President and Chief Executive Officer on an interim basis. Mr. Belcher has been employed by the Company since July 1999, most recently serving as Vice Chairman, Senior Vice President—Finance and Administration, Chief Financial Officer, Secretary and Treasurer. On January 19, 2006, the Company and Mr. Belcher entered into Amendment No. 1 to the Amended and Restated Employment Agreement dated July 21, 2004, between the Company and Mr. Belcher (the “Amended Agreement”). The Amended Agreement was entered into to reflect Mr. Belcher’s increased responsibilities as interim President and Chief Executive Officer. On April 13, 2006, the Company’s Compensation Committee determined that in the event Mr. Belcher was appointed by the Board to the position of Chief Executive Officer on a non-interim basis, the Amended Agreement with the Company would remain in effect, and the compensation he has been receiving for his service as Chief Executive Officer on an interim basis would become his permanent compensation. On April 28, 2006, the Board of Directors appointed Mr. Belcher the Chief Executive Officer of the Company on a non-interim basis.

On April 28, 2006, the Board also appointed Dean J. Tulumaris the President of the Company. Mr. Tulumaris, has been employed by the Company since August 2002, most recently serving as the Chief Operating Officer. Mr. Tulumaris’ employment agreement was amended to provide for his role as President and Chief Operating Officer of the Company.

ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

For our accounting policies that, among others, are critical to the understanding of our results of operations due to the assumptions we make in their application, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K/A for the year ended June 30, 2005. Senior management has discussed the development and selection of these accounting policies, and estimates, and the related disclosures with the Audit Committee of the Board of Directors. See Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended June 30, 2005 for our significant accounting policies. On July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” See Note B for a description of the effects on the condensed consolidated financial statements. In the first nine months of the year ending June 30, 2006 (“fiscal 2006”), there have been no other material changes to the significant accounting policies.

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

Goodwill and Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired business. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value. Goodwill was $14,146,000 and $13,946,000 as of March 31, 2006 and June 30, 2005, respectively, an increase of $200,000 attributable to a purchase price adjustment related to the Putnam Acquisition.

Intangible assets consist primarily of management’s estimates of patents, developed technology, customer relationships, trade name, and other intangible assets that have been identified as a result of the Company’s purchase accounting for past acquisitions. These assets are being amortized over their useful lives, determined to be 4.5 to 20 years, depending on the nature of the asset and the asset class. We review intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value is not recoverable. Intangible assets, net of accumulated amortization, were $7,339,000 and $7,842,000 as of March 31, 2006 and June 30, 2005, respectively. This decrease is due to amortization expense of $503,000 for the nine months ended March 31, 2006.

Stock-Based Compensation. We record compensation expense related to the adoption of SFAS No. 123(R). Certain of our stock option grants are performance based. On an ongoing basis, we review the actual and forecast results of the performance criteria to estimate the number of options that will become vested. If actual results are different from our estimates, the number of options to be vested and the related expense recognized will require adjustment.

Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $3,808,000 and $4,899,000 as of March 31, 2006 and June 30, 2005, respectively.

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

(a) RESULTS OF OPERATIONS

Introduction

In the past several years, the Company has focused on increasing the amount of value-added products it provides to the marketplace, i.e., products where additional processing is performed on basic nitinol wire, strip, or tube before it is shipped to the customer. Currently, medical device applications represent some of the best opportunities for increasing the amount of value-added business. The kink-resistant and self-expanding properties of nitinol have made peripheral stenting an area of special interest, and stent components manufactured for Abdominal Aortic Aneurysms (“AAA”) in particular have become a significant driver of the Company’s revenues. However, because the market for stent components is very dynamic and rapidly changing, the Company has found it difficult to accurately forecast demand for its stent components. Delays in product launches, uncertain timing on regulatory approvals, inventory adjustments by our customers, market share shifts between competing stent platforms, issues in raw material supply and quality and the introduction of next-generation products have all contributed to the variability in revenue generated by shipments of medical stent components.

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

Effective July 1, 2005, Putnam segregated one of its engineering groups into functional areas. During the third quarter of fiscal 2006, the Company re-evaluated its engineering expense allocation and concluded that approximately $200,000 should have been included in the cost of revenues for activity related to the first six months of fiscal 2006. The Company previously included these amounts as research and development expense. This revision is reflected in the third quarter of fiscal 2006. This revision had no effect on net income or net income per share for the first and second quarters of fiscal 2006. There was no effect on the fiscal 2005 presentation.

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

Three Months Ended March 31, 2006, compared to Three Months Ended March 31, 2005

The following table compares revenues and gross margin by business segment for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006		2005		Increase
	$	% of Revenues	$	% of Revenues	$	%
Revenues
Nitinol Products Segment	$9,935,000	71.0%	$9,619,000	75.9%	$316,000	3.3%
Polymer Products Segment	4,146,000	29.6	3,072,000	24.2	1,074,000	35.0%
Eliminations	(88,000)	(0.6)	(17,000)	(0.1)	(71,000)	N/A

Total	$13,993,000	100.0%	$12,674,000	100.0%	$1,319,000	10.4%

Gross Profit
Nitinol Products Segment	$4,063,000	40.9%	$3,753,000	39.0%	$310,000	8.3%
Polymer Products Segment	1,814,000	43.8%	1,319,000	42.9%	495,000	37.5%

Total	$5,877,000	42.0%	$5,072,000	40.0%	$805,000	15.9%

The following table sets forth the Company’s condensed consolidated statements of income for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006		2005		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues	$13,993,000	100.0%	$12,674,000	100.0%	$1,319,000	10.4%
Cost of revenues	8,116,000	58.0	7,602,000	60.0	514,000	6.8%

Gross profit	5,877,000	42.0	5,072,000	40.0	805,000	15.9%

Operating expenses:
Research and development	500,000	3.6	543,000	4.3	(43,000)	(7.9)%
General, selling and administration	2,819,000	20.1	2,770,000	21.9	49,000	1.8%
Amortization of intangible assets	126,000	0.9	146,000	1.1	(20,000)	(13.7)%

	3,445,000	24.6	3,459,000	27.3	(14,000)	(0.4)%

Operating income	2,432,000	17.4	1,613,000	12.7	819,000	50.8%

Other income	78,000	0.5	—	—	78,000	N/A

Interest
Expense	(289,000)	(2.1)	(437,000)	(3.4)	(148,000)	(33.9)%
Income	37,000	0.3	30,000	0.2	7,000	23.3%

	(252,000)	(1.8)	(407,000)	(3.2)	(155,000)	(38.1)%

Income before income taxes	2,258,000	16.1	1,206,000	9.5	1,052,000	87.2%
Provision for income taxes	737,000	5.2	471,000	3.7	266,000	56.5%

Net income	$1,521,000	10.9%	$735,000	5.8%	$786,000	107.0%

Revenues. Revenues increased 10% to $13,993,000 in the third quarter of fiscal 2006 from $12,674,000 during the same period in fiscal 2005, an increase of $1,319,000. The increase in revenues was due principally to the revenues generated in the Polymer Products Segment. The Polymer Products Segment’s revenue for the third quarter of fiscal 2006 increased $1,074,000 to $4,146,000 as compared to $3,072,000 during the same quarter in fiscal 2005. The revenue increase was a result of increased shipments of catheter and guidewire products to several different customers. Additionally, the Polymer Products Segment increased to 30% of total revenues in the third quarter of fiscal 2006 from 24% in the third quarter of fiscal 2005.

Revenues for the Nitinol Products Segment increased 3% or $316,000 to $9,935,000 in the third quarter of fiscal 2006 from $9,619,000 during the same period in fiscal 2005. The revenue increase in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 included increased revenues of approximately $525,000 in super elastic tube for existing customers. In addition, revenues from prototype development and research and development activities increased approximately $450,000, shipments of endocatch products increased approximately $375,000 and shipments of high pressure sealing plugs increased approximately $125,000, for the third quarter of fiscal 2006 compared with the similar period in fiscal 2005. Offsetting a significant portion of these increases were decreased shipments of arch wire of approximately $425,000, shipments of nitinol tube-based stent components which decreased approximately $300,000 and microcoil and guidewire products, which decreased approximately $200,000.

Costs and Expenses. Cost of revenues increased $514,000, or 7%, to $8,116,000 in the third quarter of fiscal 2006 from $7,602,000 in the third quarter of fiscal 2005. The increase was due primarily to the increase in volume as revenues also increased during the quarter. The Nitinol Products Segment operated at a higher gross margin in the third quarter of fiscal 2006 than in the same period in fiscal 2005 primarily due to a shift in the product mix of shipments towards those products with higher gross margins, such as super elastic tube, from lower margin products, such as guidewire. The Polymer Products Segment’s gross margin continues to be higher than the gross margin of the Nitinol Products Segment. The Polymer Products Segment’s gross margin increased to 43.8% of revenues in the third quarter of fiscal 2006 from 42.9% in the third quarter of fiscal 2005 due to increased production volumes and increased sales of higher margin products. The Polymer Products Segment’s gross margin in the third quarter of fiscal 2006 was reduced by the revision of $200,000 of research and development expenses to cost of revenues for activity related to the first six months of fiscal 2006. The Company invested in personnel and equipment to provide capacity to support the increased business of the Polymer Products Segment. The Company experienced price pressure on several product lines, and during the third quarter of fiscal 2006, it continued to incur additional expense associated with the launch of a new guidewire product. In addition, stock-based compensation of $6,000 was charged to cost of revenues for the third quarter of fiscal 2006 due to the adoption of SFAS No. 123(R).

As a result of these factors, the Company’s consolidated gross profit increased from 40.0% in the third quarter of fiscal 2005 to 42.0% in the third quarter of fiscal 2006. See the information in the table in the beginning of the section for information on the results of the business segments. The Company’s ability to maintain or grow its gross profit margin is dependent on several factors. One is the product mix of the Company’s shipments, which can be effected by customer requirements, capacity of specific product lines and general timing. Another is the success of the Company in securing sufficient business to absorb plant overhead, particularly high margin nitinol tube business. The Company continues to invest in the manufacturing operations at its Polymer Products Segment, including staff, equipment, and systems to grow the segment’s revenues over the next several years. These investments are expected to continue for the foreseeable future and may have the effect of reducing profitability, particularly in the short-term, at its Polymer Products Segment.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets decreased $14,000, or less than 1%, to $3,445,000 in the third quarter of fiscal 2006, compared to $3,459,000 in the third quarter of fiscal 2005. The decrease in operating expenses in the third quarter of fiscal 2006 was due to the revision of $200,000 of Polymer Products Segment’s research and development expense to cost of revenues for activity related to the first six months of fiscal 2006. A portion of the decrease was offset by expenses related to personnel costs associated with the promotion and hiring of engineers at both its Bethel and Putnam facilities. General, selling and administration costs increased 2% due to the addition of administration and sales and marketing personnel and marketing program initiatives undertaken in fiscal 2006. Additionally, there were increases in administration costs related to legal and accounting activities and higher personnel costs. The Company adopted SFAS No. 123(R) in fiscal 2006 and the related stock-based compensation charged to operating expenses, was $24,000 for the three months ended March 31, 2006. Total operating expenses as a percentage of revenues decreased from 27.3% in the third quarter of fiscal 2005 to 24.6% in the third quarter of fiscal 2006 for the reasons discussed above.

Net interest expense was $252,000 in the third quarter of fiscal 2006 compared to net interest expense of $407,000 in the third quarter of fiscal 2005. The change from period to period was due principally to a decrease in interest expense, while interest income remained relatively the same. The interest expense decreased due to the reduction in the amount of debt outstanding during the quarter, especially the subordinated loan which has a higher interest rate than the bank debt. The effect of the lower debt outstanding was partially offset by an increase in LIBOR from the third quarter of fiscal 2005 to the third quarter of fiscal 2006.

Income Taxes. The Company recorded a provision for income taxes of $737,000 for the third quarter of fiscal 2006, compared to a provision for income taxes of $471,000 for the third quarter of fiscal 2005. The increase in the provision is the result of an increase in the income before income taxes. Additionally, a portion of the increase in the provision is the result of the exclusion of the deduction for the recording of the stock-based compensation relating to ISOs in the third quarter of fiscal 2006. This had the effect of increasing the income tax provision by $17,000. The Company may recognize some income tax benefit in the future related to compensation expenses on ISOs issued on or after July 1, 2005, the adoption date of SFAS No. 123(R). The amount of income tax benefit recognized will be contingent upon the amount of options exercised, whether the exercise is a disqualifying disposition and the statutory income tax rate at the time of exercise, among other factors. Offsetting a portion of the increase in the income tax provision was the recognition of an extraterritorial income exclusion tax benefit in the third fiscal quarter of 2006. The benefit recognized in the third quarter of fiscal 2006 was as a result of the fiscal 2005 return to provision adjustment of $86,000 as well as a benefit for the current year to date of $52,000. The extraterritorial income exclusion is due to the Company’s foreign sales. The effective tax rate was 33% for the third quarter of fiscal 2006 as compared to 39% for the same period in fiscal 2005.

Net Income. As a result of the factors discussed above, the Company recognized net income of $1,521,000 in the third quarter of fiscal 2006 compared to net income of $735,000 for the same period in fiscal 2005.

Nine months ended March 31, 2006, compared to Nine months ended March 31, 2005

The following table compares revenues and gross margins by business segment for the nine months ended March 31, 2006 and 2005.

	Nine Months Ended March 31,
	2006		2005		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues
Nitinol Products Segment	$27,989,000	71.2%	$27,032,000	85.4%	$957,000	3.5%
Polymer Products Segment	11,521,000	29.3	4,649,000	14.7	6,872,000	147.8%
Eliminations	(201,000)	(0.5)	(19,000)	(0.1)	(182,000)	N/A

Total	$39,309,000	100.0%	$31,662,000	100.0%	$7,647,000	24.2%

Gross Profit
Nitinol Products Segment	$10,370,000	37.1%	$10,301,000	38.1%	$69,000	0.7%
Polymer Products Segment	5,211,000	45.2%	2,096,000	45.1%	3,115,000	148.6%

Total	$15,581,000	39.6%	$12,397,000	39.2%	$3,184,000	25.7%

The following table sets forth the Company’s condensed consolidated statements of income for the nine months ended March 31, 2006 and 2005.

	Nine Months Ended March 31,
	2006		2005		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues	$39,309,000	100.0%	$31,662,000	100.0%	$7,647,000	24.2%
Cost of revenues	23,728,000	60.4	19,265,000	60.8	4,463,000	23.2%

Gross profit	15,581,000	39.6	12,397,000	39.2	3,184,000	25.7%

Operating expenses:
Research and development	1,758,000	4.5	1,536,000	4.9	222,000	14.5%
General, selling and administration	9,848,000	25.0	6,938,000	21.9	2,910,000	41.9%
Amortization of intangible assets	378,000	1.0	254,000	0.8	124,000	48.8%

	11,984,000	30.5	8,728,000	27.6	3,256,000	37.3%

Operating income	3,597,000	9.1	3,669,000	11.6	(72,000)	(2.0)%

Other income	78,000	0.2	—	—	78,000	N/A

Interest
Expense	(941,000)	(2.4)	(753,000)	(2.4)	(188,000)	25.0%
Income	135,000	0.4	109,000	0.3	26,000	23.9%

	(806,000)	(2.0)	(644,000)	(2.1)	(162,000)	25.2%

Income before income taxes	2,869,000	7.3	3,025,000	9.5	(156,000)	(5.2)%
Provision for income taxes	1,083,000	2.8	1,180,000	3.7	(97,000)	(8.2)%

Net income	$1,786,000	4.5%	$1,845,000	5.8%	$(59,000)	(3.2)%

Revenues. Revenues increased 24% to $39,309,000 in the first nine months of fiscal 2006 from $31,662,000 during the same period in fiscal 2005, an increase of $7,647,000. The increase in revenues was due principally to the inclusion of revenues generated in the Polymer Products Segment as a result of the acquisition of Putnam on November 9, 2004. The Polymer Products Segment’s revenue for the first nine months of fiscal 2006 was $11,521,000 as compared to $4,649,000 during the same period of fiscal 2005, which represents both growth in the business and the fact that the Putnam Acquisition did not occur until the middle of the second quarter of fiscal 2005. The growth in the business was a result of increased shipments of catheter and guidewire products to several different customers. Additionally, the Polymer Products Segment increased to 29% of total revenues in the first nine months of fiscal 2006 from 15% in the first nine months of fiscal 2005.

Revenues for the Nitinol Products Segment increased 4%, or $957,000, to $27,989,000 in the first nine months of fiscal 2006 from $27,032,000 during the same period in fiscal 2005. The revenue increase in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 was primarily due to increased shipments of components utilized in general surgical applications of approximately $1,200,000, increased revenues of approximately $750,000 in super elastic tube, revenues from prototype development and research and development activities increased approximately $650,000 and shipments of high pressure sealing plugs, which increased approximately $275,000 for the first nine months of fiscal 2006 compared with the similar period in fiscal 2005. Offsetting these increases were decreased shipments of nitinol wire-based stent components, sold to the Company’s largest customer, which declined approximately $950,000. This decrease was caused primarily by shortages in acceptable raw material from one of the Company’s suppliers related to this product line that occurred during the first quarter and were subsequently rectified, as well as competitive pressures. Looking forward to the remainder of fiscal 2006, the Company anticipates that overall nitinol stent component revenues for fiscal 2006 will experience some decline from the revenues in fiscal 2005. Additionally, the Nitinol Products Segment had lower sales in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005 for arch wire of approximately $950,000 and microcoil and guidewire products, which decreased approximately $350,000.

Costs and Expenses. Cost of revenues increased $4,463,000, or 23%, to $23,728,000 in the first nine months of fiscal 2006 from $19,265,000 in the first nine months of fiscal 2005. The increase was due primarily to the inclusion of Putnam’s results of operations for nine months in fiscal 2006, as compared to less than five months in fiscal 2005. Putnam recorded cost of revenues of $6,310,000. The Nitinol Products Segment operated at a slightly lower gross margin in the first nine months of fiscal 2006 than in the same period in fiscal 2005 primarily due to a shift in the product mix of shipments towards those products with higher per unit direct production costs in the area of general surgical applications. The Polymer Products Segment’s gross margin continues to be higher than the gross margin of the Nitinol Products Segment. The Polymer Products Segment’s gross margin increased slightly to 45.2% of revenues in the first nine months of fiscal 2006 from 45.1% in the first nine months of fiscal 2005 as the segment benefited from increased production volumes. Since the November 2004 acquisition of Putnam, the Company has invested in personnel and equipment to provide capacity to support the increased business of the Polymer Products Segment. The Company experienced price pressure on several product lines, and during the first nine months of fiscal 2006, it continued to incur additional expense associated with the launch of a new guidewire product. In addition, stock-based compensation of $72,000 was charged to cost of revenues for the first nine months of fiscal 2006 due to the adoption of SFAS No. 123(R).

As a result of these factors, the Company’s consolidated gross profit increased from 39.2% in the first nine months of fiscal 2005 to 39.6% in the first nine months of fiscal 2006. See the information in the table in the beginning of the section for information on the results of the business segments. The Company’s ability to maintain or grow its gross profit margin is dependent on several factors. One is the product mix of the Company’s shipments, which can be affected by customer requirements, capacity of specific product lines and general timing. Another is the success of the Company in securing sufficient business to absorb plant overhead, particularly high margin nitinol tube business. The Company continues to invest in the manufacturing operations at its Polymer Products Segment, including staff, equipment, and systems to grow the segment’s revenues over the next several years. These investments are expected to continue for the foreseeable future and may have the effect of reducing profitability, particularly in the short-term, at its Polymer Products Segment.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets increased $3,256,000, or 37%, to $11,984,000 in the first nine months of fiscal 2006, compared to $8,728,000 in the first nine months of fiscal 2005. The increase in operating expenses in the first nine months of fiscal 2006 was primarily as a result of the inclusion of Putnam’s results of operations for a full nine months in fiscal 2006, as compared to less than five months in fiscal 2005. Additionally, the operating expenses increased due to the $1,130,000 separation charges related to the retirement of the Company’s Chief Executive Officer, the addition of engineering, administration and sales and marketing personnel, amortization of intangible assets of $278,000 related to Putnam and marketing program initiatives undertaken in the first nine months of fiscal 2006. Further cost increases were also driven by the Company adopting SFAS No. 123(R) in the first nine months of fiscal 2006 and the related stock-based compensation charged to operating expense of $315,000, the continuing increase in administration costs related to investor relations, legal and accounting activities and higher personnel costs. Total operating expenses as a percentage of revenues increased from 27.6% in the first nine months of fiscal 2005 to 30.5% in the first nine months of fiscal 2006. Excluding the separation charges, operating expenses as a percentage of revenues were 27.6% in the first nine months of fiscal 2006.

Net interest expense was $806,000 in the first nine months of fiscal 2006 compared to net interest expense of $644,000 in the first nine months of fiscal 2005. The change from period to period was due principally to an increase in interest expense, including the amortization of deferred financing costs associated with a higher level of borrowings utilized to finance a portion of the Putnam Acquisition, and higher overall borrowing costs due to an increase in LIBOR from the first nine months of fiscal 2005 to the first nine months of fiscal 2006.

Income Taxes. The Company recorded a provision for income taxes of $1,083,000 for the first nine months of fiscal 2006, compared to a provision of $1,180,000 for the first nine months of fiscal 2005. The increase in the provision is the result of the exclusion of the deduction for the recording of the stock-based compensation relating to ISOs in the first nine months of fiscal 2006. This had the effect of increasing the income tax provision by $131,000. The Company may recognize some income tax benefit in the future related to compensation expenses on ISOs issued on or after July 1, 2005, the adoption date of SFAS No. 123(R). The amount of income tax benefit recognized will be contingent upon the amount of options exercised, whether the exercise is a disqualifying disposition and the statutory income tax rate at the time of exercise, among other factors. Offsetting a portion of the increase in the income tax provision was the recognition of an extraterritorial income exclusion tax benefit in the first nine months of fiscal 2006. The benefit recognized in the first nine months of fiscal 2006 was as a result of the fiscal 2005 return to provision adjustment of $86,000 as well as a benefit for the current year to date of $52,000. The extraterritorial income exclusion is due to the Company’s foreign sales. As a result, the effective tax rate was 38% and 39% for the first nine months of fiscal 2006 and 2005, respectively.

Net Income. As a result of the factors discussed above, the Company’s net income decreased by $59,000, to $1,786,000 in the first nine months of fiscal 2006 compared to $1,845,000 for the same period in fiscal 2005.

(b) LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company’s cash and cash equivalents balance was $5,319,000, an increase of $1,178,000 from $4,141,000 at the start of fiscal 2006. This increase in cash and cash equivalents was due primarily to cash provided by operations and the permanent waiver by Webster Business Credit Corporation of the $1,500,000 cash collateral deposit requirements, partially offset by principal payments on notes payable and capital expenditures.

Net cash provided by operations was $3,123,000 for the nine months ended March 31, 2006, a decrease of $800,000 from $3,923,000 provided during the same nine-month period ended March 31, 2005. This decrease was due principally to a decrease in net income of $59,000 to $1,786,000 for the nine months ended March 31, 2006 from $1,845,000 for the nine months ended March 31, 2005 and increases in inventories and accounts receivable due to the increased sales volumes, which were partially offset by non-cash expenses for depreciation and amortization and equity based compensation during the nine months ended March 31, 2006.

Net cash used in investing activities decreased $20,361,000 to $871,000 for the nine months ended March 31, 2006 compared to $21,232,000 during the same nine month period ended March 31, 2005. This decrease is primarily related to the $18,212,000 used for the Putnam Acquisition in the nine months ended March 31, 2005. Additionally, in the first nine months of fiscal 2005, the Company made $1,500,000 cash collateral deposits as part of its credit facility. In fiscal 2006, the primary capital requirement was to fund additions to property, plant and equipment, primarily the purchases of previously leased and new lasers for cutting nitinol tube at the Company’s Menlo Park, California facility of $482,000 and a scanning electron microscope in the Bethel, Connecticut facility of $200,000. Additionally, in the nine months ended March 31, 2006, the Company’s principal lender permanently waived the requirement for the cash collateral deposits and the $1,500,000 has been classified as cash.

During the nine months ended March 31, 2006, net cash used in financing activities was $1,074,000, reflecting the $833,000 installment on the deferred payment for the Putnam Acquisition and the pay-down of the note payable to Webster Business Credit Corporation of $958,000, offset by the proceeds from notes payable of $388,000 and the issuance of common stock for $335,000.

Working capital at March 31, 2006 was $13,010,000, an increase of $4,668,000 from $8,342,000 at June 30, 2005. The increase in working capital is a result of the permanent waiver of the cash collateral deposits and the net cash from operations, which together exceeded the capital expenditures and principal payments on notes payable for the first nine months of fiscal 2006.

In fiscal 2005, the primary capital requirements were to fund the Putnam Acquisition, capital expenditures and the investment in Biomer Technology Limited. In the nine months ended March 31, 2006, the primary capital requirement was to fund capital expenditures and principal payments on notes payable.

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

The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. As of March 31, 2006, there were no amounts outstanding under the revolving line of credit. Additionally, the Webster Agreement includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2005 on the same financing terms as the Five Year Term. As of November 9, 2005, $1,000,000 of outstanding amount under the equipment line was converted to a term loan, payable monthly, based on a seven year amortization schedule, but with a balloon payment of the then unpaid balance due November 9, 2009. On December 21, 2005, the Webster Agreement was amended to provide an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2006 on the same financing terms as the Five Year Term. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

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

Additional financing for the Putnam Acquisition was obtained on November 9, 2004 from Brookside Pecks Capital Partners, L.P. and Ironbridge Mezzanine Fund, L.P. in the form of a $7.0 million subordinated loan due November 9, 2010 (the “Subordinated Loan”). The interest rate on the Subordinated Loan is 16.5%, of which 12% is payable quarterly with the remaining 4.5% payable in additional promissory notes having identical terms as the Subordinated Loan. Originally, the interest rate was 17.5%, with 5.5% payable in additional promissory notes, but was reduced because the Company achieved certain pretax income thresholds in fiscal 2005. In future years, the interest rate is subject to similar reductions by reaching similar pretax thresholds and subject to increase in the event of default.

The Subordinated Loan contains various restrictive covenants including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with a fixed charge coverage ratio and leverage ratio, as defined. The Note payable outstanding under the Subordinated Loan as of March 31, 2006 and June 30, 2005 was $4,918,000 and $4,752,000, respectively.

The remaining financing for the Putnam Acquisition was provided for with the Company’s cash on hand and $2,500,000 in deferred payments. The deferred payments are non-interest bearing and are required to be paid to the seller in three equal annual installments. The first of these installments of $833,000 was paid on November 9, 2005. Total obligations of $1,564,000 and $2,313,000 were outstanding for the non-interest bearing deferred payments as of March 31, 2006 and June 30, 2005, respectively.

On August 24, 2004, the Company entered into a joint development program (the “Agreement”) with Biomer Technology Limited (“Biomer”), a privately owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Under the terms of the Agreement, the Company made a $400,000 initial investment in Biomer in the form of a 2% unsecured convertible promissory note (the “Note”). Interest on the Note was payable upon conversion, or upon repayment of the Note. Under the terms of the Note, the Note plus accrued interest was to be converted into ordinary shares of Biomer stock upon the occurrence of the earlier of, as defined, the successful completion of the joint development program, an additional equity financing of Biomer, the sale of Biomer, or December 31, 2005. On October 5, 2005, Biomer completed an equity financing which triggered conversion of the Note into 37,860 ordinary shares of Biomer stock. The Company’s initial investment and accrued interest of $407,000 was recorded as a note receivable as of June 30, 2005. The amount of the Company’s initial investment and accrued interest were converted to an investment as of October 5, 2005 which, since the Company does not have a controlling ownership interest or significant influence over Biomer’s financial reporting or operations, has been accounted for on the cost basis.

The Agreement requires the Company to make an additional equity investment of at least $350,000 in Biomer in the event, as defined, a financing of Biomer occurs after the Note has been converted and successful completion of the joint development program has been accomplished. Additionally, as part of the joint development program and in consideration for services provided by Biomer in the joint development program, the Company agreed to pay Biomer $200,000 in four equal quarterly installments of $50,000 beginning August 24, 2004. As of December 31, 2005, all four installments had been paid totaling $200,000 since the specific milestones that indicated completion of the joint development program, as specified in the Agreement, were met. The $200,000 was amortized over the initial one year term of the joint development program.

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

The Company has in the past grown through acquisitions (including the Putnam Acquisition, Wire Solutions, Inc. and Raychem Corporation’s nickel titanium product line). As part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company’s existing businesses. In the event that the Company should make an acquisition, it intends to use available cash from operations, debt, and authorized but unissued common stock to finance any such acquisitions.

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

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Other Factors That May Affect Future Results

•	trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives, in the U.S. and other countries in which we do business, that are placing increased emphasis on the delivery of more cost-effective medical therapies

•	the trend of consolidation in the medical device industry as well as among customers of medical device manufacturers, resulting in more significant, complex and long-term contracts than in the past and potentially greater pricing pressures

•	efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales

•	changes in governmental laws, regulations and accounting standards and the enforcement thereof that may be adverse to us

•	other legal factors including environmental concerns

•	agency or government actions or investigations affecting the industry in general or us in particular

•	changes in business strategy or development plans

•	business acquisitions, dispositions, discontinuations or restructurings

•	the continued integration of Putnam

•	availability, terms and deployment of capital

•	economic factors over which we have no control, including changes in inflation and interest rates

•	the developing nature of the market for our products and technological change

•	intensifying competition in the shape memory alloy and specialty polymer-extrusion fields

•	success of operating initiatives

•	operating costs

•	advertising and promotional efforts

•	the existence or absence of adverse publicity

•	our potential inability to obtain and maintain patent protection for our alloys, polymers, processes and applications thereof, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties

•	the possibility that adequate insurance coverage and reimbursement levels for our products will not be available

•	our dependence on outside suppliers and manufacturers

•	availability, variability and quality of raw materials

•	our exposure to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical products

•	the ability to retain management

•	business abilities and judgment of personnel

•	availability of qualified personnel

•	labor and employee benefit costs

•	natural disaster or other disruption affecting Information Technology and telecommunication infrastructures

•	acts of war and terrorist activities

•	possible outbreaks of severe acute respiratory syndrome, or SARS, bird flu, or other diseases

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 21, 2005, the Company issued its Notice of Annual Meeting of Stockholders along with its Proxy Statement, which included the submission of matters to a vote of security holders. On January 19, 2006, the Company held its Annual Meeting. At the meeting, the Company’s eight nominees for director, W. Andrew Krusen, Jr., Kempton J. Coady, III, Dr. Edwin Snape, François Marchal, Michel de Beaumont, Robert P. Belcher, Carmen L. Diersen and James V. Dandeneau were elected to the Company’s Board of Directors by the vote specified below:

	No. of Votes		Abstentions	Broker Non-Votes
Nominee	For	Against/Withheld
W. Andrew Krusen, Jr.	19,569,344	4,689,769	0	0
Kempton J. Coady, III	19,578,105	4,681,008	0	0
Dr. Edwin Snape	19,575,855	4,683,258	0	0
François Marchal	19,581,105	4,678,008	0	0
Michel de Beaumont	19,587,705	4,671,408	0	0
Robert P. Belcher	19,583,765	4,675,358	0	0
Carmen L. Diersen	19,588,105	4,671,008	0	0
James V. Dandeneau	19,588,205	4,670,908	0	0

Also at such annual meeting, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s $0.01 par value common stock from 40,000,000 to 60,000,000 shares. The vote on such amendment was 19,304,306 shares in favor, 4,939,352 shares against, and 15,455 shares abstaining.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Amendment Number 2 to Bylaws of Memry Corporation *

10.1	Agreement, dated as of January 16, 2006, by and between the Company and United States Surgical, Division of Tyco Healthcare Group LP *

10.2	Amendment No. 1 to Amended and Restated Employment Agreement with Robert P. Belcher, dated January 19, 2006 **

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Report on Form 8-K as filed on February 9, 2006.
**	Incorporated by reference to the Company’s Report on Form 8-K as filed on January 24, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMRY CORPORATION

Date: May 15, 2006	By:	/S/ ROBERT P. BELCHER
Robert P. Belcher
Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)