Form 10-K
period 2006-06-30
MEMRY CORP
filed 2006-09-20
CIK 720896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $44,372,000 on December 30, 2005 based upon the closing trade price of $1.91 on that date and based on the assumption, for purposes of this computation only, that all of the registrant’s directors and officers are affiliates.

The number of shares outstanding of the registrant’s Common Stock as of September 8, 2006 was 29,141,463.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held in November, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K

Memry Corporation

For The Year Ended June 30, 2006

PART I.

ITEM 1. BUSINESS

INTRODUCTION

Memry Corporation (referred to herein as “Memry” or the “Company”) was incorporated in 1981. Memry’s product lines consist of shape memory alloys (“SMAs”) and specialty polymer-extrusion products. The Company provides products primarily to the medical device industry using the Company’s proprietary shape memory alloy and polymer-extrusion technologies. Medical device products utilizing these technologies include stent components, catheter components, guidewires, laparoscopic surgical sub-assemblies, orthopedic instruments, urological devices and similar products. The Company also produces a limited number of products for the commercial and industrial market. The Company also provides engineering services to assist customers in the development of products based on the properties of shape memory alloys and extruded polymers. During the quarter ended December 31, 2005, the Company revised management responsibilities and made changes to its sales organization and employee bonus program as it began managing its business as two business segments: (i) Nitinol Products Segment, and (ii) Polymer Products Segment. Prior to that time, the Company had operated as one business segment. All years reflect the results based on these two business segments. See Note 17 to the accompanying consolidated financial statements for revenues, gross profit and total assets for each business segment.

The Nitinol Products Segment provides design support, manufactures and markets advanced materials which possess the ability to change their shape in response to thermal and mechanical changes, and the ability to return to their original shape following deformations from which conventional materials cannot recover. The Nitinol Products Segment’s products are used in applications for stent components, filters, embolic protection devices, guidewires, catheters, surgical instruments and devices, orthopedic devices, orthodontic apparatus, cellular telephone antennae, high pressure sealing devices, fasteners, and other devices.

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

On November 9, 2004, the Company, through its wholly-owned subsidiary, Putnam Plastics Company LLC (“Putnam Plastics Company”), completed its acquisition of substantially all of the assets and assumed selected liabilities of Putnam Plastics Corporation (the “Putnam Acquisition”) and incorporated its operations into its wholly-owned subsidiary, Putnam Plastics Company (the term “Putnam” is used herein to refer to the business operated by Putnam Plastic Corporation prior to the Putnam Acquisition and Putnam Plastics Company thereafter). Putnam is one of the nation’s leading, specialty polymer-extrusion companies serving the medical device, laser, fiber-optic, automotive and industrial markets. Its primary products are complex, multi-lumen, multi-layer extrusions used for guidewires, catheter shafts, delivery systems and various other interventional medical procedures. Putnam’s products are known for their complex configurations, multiple material construction and innovative designs. Putnam also is well known for its ability to manufacture to tight tolerances.

The Company conducts its operations from its three operating facilities located in Bethel, Connecticut, Menlo Park, California and the Putnam facility in Dayville, Connecticut. The Company’s principal executive offices are located at 3 Berkshire Blvd., Bethel, Connecticut 06801, and its telephone number at such address is (203) 739-1100.

TECHNOLOGY

Nitinol Products Segment. SMAs are advanced materials which possess the ability to change their shape in response to thermal and mechanical changes, and the ability to return to their original shape following deformations from which conventional materials cannot recover. These abilities result from the transformation of the crystalline structure of the SMA in reaction to thermal and mechanical changes. As a result of the crystalline structure changes, SMAs are also able to produce forces many times greater than those produced by conventional materials.

The major defining properties of the SMAs with which the Company works are “superelasticity” and “thermal shape memory.” Currently the predominant SMA utilized by the Company is a nickel-titanium alloy commonly referred to as nitinol. The mechanical properties that can be engineered into nitinol-based devices permit innovative product designs that presently would be difficult or impossible to replicate with other materials. Unlike ordinary alloys, certain SMAs are capable of fully recovering their shape after being deformed as much as six to eight percent, and of performing this recovery on a repeated basis. This is more than ten times the recovery ability of ordinary metals. This “superelasticity” feature has applications for stent components, filters, embolic protection devices, guidewires, catheters, surgical instruments and devices, orthopedic devices, orthodontic apparatus, cellular telephone antennae, and other devices. Thermal recovery applications typically involve instances where a device is controlled or actuated in response to a pre-determined thermal change. Examples of such uses include heat activated fasteners, high pressure sealing devices, valve actuation systems, and thermally actuated mechanical systems. The majority of today’s commercial applications involve the use of the materials’ “superelastic” properties.

Polymer Products Segment. Extrusion is the technology of forcing molten plastic through a metal die to form a predetermined shape. The extrusion process is a continuous process as opposed to injection molding which is commonly a batch process. Standard polymer extrusions are most commonly single lumen, single material constructs that require very basic, very common technology to produce and are often produced in very large quantities at commodity pricing. Specialty polymer extrusions can be categorized by their complex configurations, multiple material construction and their unique design.

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

MARKETS

The vast majority of the Company’s product lines, for both the Nitinol Products Segment and the Polymer Products Segment, are sold to the medical device industry. A small amount of product is sold into non-medical markets.

Medical Device Industry. Although the Company has expertise in a variety of SMAs, the Company utilizes primarily the superelastic characteristic of nitinol for medical device applications. The value of nitinol’s superelastic characteristics in the medical device sector is in its ability to provide ease of access and delivery of sophisticated medical devices. In addition, nitinol is kink resistant, exerts a constancy of force, is biocompatible (non-toxic) and is non-ferromagnetic, thereby allowing the use of magnetic resonance imaging (MRI) on patients with nitinol-based implants. Because of these unique characteristics, nitinol has become integral to the design of a variety of new medical products, notably for peripheral vascular and non-vascular stents, guidewires and catheters, urological products and orthopedic devices.

Vascular endoprostheses, so-called stents, are small tubular scaffolding keeping vessels open or, for covered stents or stent grafts, preventing aneurysmatic vessels from enlarging and potentially rupturing. Stents are placed using minimally invasive techniques within the vessel using catheter-based delivery systems. Once deployed, stents exert a radial force against the walls of the vessel to enable these lumens to remain open and functional. A number of different stent designs, materials and delivery systems, with varying characteristics, are currently available, in clinical studies or under development. The most prevalent stent designs are either lattice tubes made via laser cutting or wire-based stents.

Stents have emerged as one of the fastest growing segments of the medical device market and have led to significant advances in interventional cardiology, radiology and endovascular surgery, a surgical technique involving the introduction of a catheter or device through the vessel. Stents are used increasingly as adjuncts or alternatives to a variety of minimally invasive procedures because it is believed they are beneficial to overall patient outcome and may, over time, reduce total treatment costs. From its infancy in 1990, the stent market has grown to estimated worldwide sales of approximately $3.5 billion in 2002 and is forecast by Reuters to exceed $5 billion by 2007, with the projected increase mainly fueled by drug-eluting stents. The vast majority of stents are currently utilized in the treatment of coronary artery disease and are made primarily of stainless steel or cobalt chrome alloys. Coronary stents are normally deployed through the expansion of a balloon on a catheter-based delivery system with a second balloon frequently used to further expand the stent. The Company does not currently process or market stainless steel or cobalt chrome stents.

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

The use of nitinol in the orthopedic marketplace utilizes both the superelastic and shape memory characteristics of the material, depending upon the application. This market can be segregated into two product classifications—implantables and tools/instrumentation. Implantable devices which benefit from the properties of nitinol range from bone staples, which utilize the shape memory properties of the material in total joints or trauma surgeries to reduce and ultimately enable repair of fractures, to fixation devices which utilize the superelastic characteristics of nitinol. The superelastic characteristics of nitinol enhance the capabilities of arthroscopic surgery by providing additional flexibility in the tools and instrumentation. This additional flexibility is also valuable in spinal fusion devices and replacement products.

A wide range of retrieval devices, stents, and catheters for use in the urological marketplace are further enhanced by the superelastic characteristics of nitinol. Flexibility and placement options, heretofore extremely difficult or impossible to obtain utilizing current materials, are now much more readily accessible through the design inclusion of nitinol. Multifaceted assemblies, made from either nitinol wire or laser cut nitinol tubing in the form of baskets, graspers, or coils, are less invasive and less traumatic to the system due to the increased flexibility and pre-set response temperatures made possible by the properties of this alloy.

Memry currently produces the wire, strip and tubing that are used to fabricate guidewires, catheters, stents, and urological and orthopedic components and increasingly provides completed sub assemblies to medical device companies, as well as other surgical and diagnostic instrument components.

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

In fiscal 2006, sales to medical device companies accounted for approximately 95% of consolidated revenues and sales to non-medical device companies accounted for the additional 5%.

Non-Medical Markets. The non-medical industry sectors served by the Nitinol Products Segment include primarily the telecommunications, aerospace/defense and automotive industries. While the success of nitinol products in the medical device industry is typically derived from the superelastic characteristics of nitinol, applications in these industrial sectors employ both the superelastic and the shape memory characteristics of nitinol. Although the development cycles in these industries, particularly aerospace/defense and automotive, are longer than those of the medical device sector, once the product is adopted it typically provides for larger volume demand and does not suffer from strict regulatory requirements.

Examples of such products the Nitinol Products Segment currently provides to these markets include high pressure sealing devices, actuators and fasteners. Memry currently sells heat actuated sealing devices used in diesel engine fuel injection systems to maintain air pressure. Fasteners are products that also employ the characteristics of shape memory to hold or couple two pieces of wire and/or metal together. A superelastic nitinol wire is sold as the element wire in retractable antennae for portable cellular telephones. It has superior durability and quickly recovers its straight shape when bending stresses are removed. The superelasticity effect helps to avoid kinking and deformation.

Putnam has also leveraged its brand name into non-medical sectors including the fiber-optic and automotive industries. Putnam supplies a coated wire that is used as a hinge box for automobile parts such as a center console in the automotive industry.

OPERATIONS

The Company conducts its Nitinol Products Segment business through its manufacturing facilities in Menlo Park, California and Bethel, Connecticut. Located in Menlo Park, California, the west coast facility produces semi-finished SMAs in two basic forms: wire and tube. This facility also provides added value to its tubular product through laser processing, shape setting and polishing procedures resulting in the delivery of finished stent components, as well as certain other value-added activities. Memry’s east coast manufacturing operations, located in the same facility as the Company’s corporate headquarters in Bethel, Connecticut, processes wire into semi-finished strip, and produces formed components and value-added sub-assemblies, predominantly based on wire and strip-based SMAs. The microcoil and guidewire components utilized in various medical procedures are fabricated and supplied from the Company’s eastern operations in Bethel, Connecticut.

The Polymer Products Segment’s Putnam facility is located in Dayville, Connecticut. Processes in the facility include polymer-extrusion, co-extrusion, braiding, and sheathing. The facility also includes a secondary operations department, which offers a wide variety of services including, tube grinding, printing, hole-punching, tipping, and insert molding.

PRODUCTS AND SERVICES

Nitinol Products Segment

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

Wire. Memry’s nitinol wire products are sold as standard products, available in a variety of sizes, produced in non-standard sizes, to meet specific customer requirements, and used as the precursor to a formed component. Memry produces wire with a diameter ranging from .004 to .250 inches. In addition, the Company may apply a variety of finishing techniques, depending on customer specifications, including such steps as polishing or coating. Applications for the Company’s wire products include wireform stents, cellular phone antennae, guidewires, endodontic files and needles.

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

Tube. Nitinol tubing, or micro-tubing as it is sometimes called, is likewise sold in standard or customized sizes. Memry produces tubes with an outside diameter ranging from .012 to .300 inches and an outside diameter to internal diameter ratio from 1.15 to 1.70. Tubes are typically used in applications requiring flexible shafts, while maintaining a good column strength and the ability to transfer torque. Examples of such applications include stents, catheters, delivery guides, needles, MRI instruments and surgical instruments.

Formed Components. Formed components are typically non-standard products. Formed components are made by taking the semi-finished materials and further processing them by bending, kinking, stamping, crimping, laser cutting, electropolishing, etc., into specific forms as specified by customers. Examples of applications for formed components include the bending or arching of wire for use as orthodontic braces, helical and strip actuators, micro coils, patented locking rings for electronic connectors, enabling components of medical instruments (particularly stent structures), and sealing components. Memry recently expanded its secondary operations capability with the addition of equipment that provides grinding, tipping and coating services. The Company currently uses these capabilities in the production of guidewire and occlusion devices. Also recently added was wire EDM which is being utilized in the production of female incontinence components and bypass anchors.

Sub-Assemblies. Memry manufactures and sells value-added sub-assemblies to OEMs, principally in the medical device field. This is done by taking the semi-finished materials and/or formed components produced by Memry and combining or assembling them with other products that have been outsourced by Memry to form a larger component or “sub-assembly” of the OEMs’ finished product. Memry combines its SMA expertise with additional manufacturing and process knowledge and third-party supply chain management to cost-effectively produce a sub-assembled product for OEMs. The single largest portion of Memry’s eastern business is selling assemblies and components to United States Surgical Corporation (“USSC”), a division of Tyco Healthcare Group, LP (“Tyco”), and other medical industry OEMs. The primary item sold by Memry to USSC is a SMA sub-assembly used by USSC for endoscopic instruments. The use of superelastic SMAs allows the instruments to be constrained outside the body, inserted into the body in its constrained form through small passages, to then take a different shape while inside the body, and then to return to their constrained shape for removal. The primary value-added product produced by the Company’s Menlo Park operations is finished stent rings utilized by Medtronic, Inc. (“Medtronic”) in their AneuRx AAA stent graft product.

Engineering Services. Memry is engaged in reimbursable development projects in which the Company provides design assistance, manufactures and sells prototype components and products to customers. Memry is currently working on a number of programs to develop SMA components for OEM customer’s products. The Company will accept customer-sponsored development contracts when management believes that the customer is likely to order a successfully developed component or product in sufficient quantity to justify the allocation of the engineering resources necessary. Generally under such programs, the identity of the customer is confidential; the data, inventions, patents and intellectual property rights which specifically relate to the SMA component are either owned by the customer, or, in several instances, shared between the Company and the customer; and data, inventions, patents, and intellectual property rights pertaining to the SMA technology that do not specifically relate to the customer’s product are owned by the Company.

Polymer Products Segment

Co-extrusion. Putnam manufactures a variety of co-extruded tubing for a variety of medical tubing applications. Co-extrusion is the simultaneous extrusion of two materials that form two distinct layers in one tube. The layers can be different materials where each material brings a set of distinct properties to the tube. Some of the applications require a stiff inside material to increase burst strength and a flexible exterior material to maintain flexibility.

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

Braided Reinforced Tubing. Putnam offers braiding capability in many polymers and is available in 16- or 24- wire configurations. Braiding wires vary from .0005 by .002 to .003 by .012 inches flat stainless steel and is also available in round wires. The braid can be wound with various spacings of the wire. By changing several factors during the braiding process, the characteristics of the tube can be altered to fit performance requirements. Braided catheter tubing is available in 2-10 French (0.6 to 3.0 mm) range in nylon, polyurethane and a variety of other polymers, radiopaque (visible under x-ray) and natural. Braid reinforced tubing is used in angioplasty, diagnostic and guiding catheters. Its advantages over non-reinforced tubing include: increased burst strength for higher injection pressures; increased column strength, for the ability to pass more tortuous lesions; and increased ability to transfer torque, for better hub to tip response.

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

STRATEGY

The Company’s strategy has several components which support each other. The overall objective of the Company is to become a leading supplier of components and sub-assemblies to the medical device industry. Memry is focused specifically on providing high value-added solutions to assist in the diagnosis and treatment of diseases utilizing less-invasive technologies and procedures. A key component of this strategy is to maintain the Company’s leadership position in the provision and processing of SMAs and specialty polymer-extrusion by strengthening our position in SMA and leveraging, strengthening and growing the specialty polymer-extrusion business. This will require Memry to continue developing the relevant technology and also to become a very efficient and cost effective manufacturer. A second element of the strategy is to diversify and expand the Company’s revenue base by providing additional products and services. This will enable Memry to attract new customers and to expand the Company’s business with the Company’s existing customer base. Finally, Memry is continuing to explore the possibility of expanding the Company’s product and service offerings through acquisitions, such as Putnam, joint ventures, and/or investments. Each of these strategic elements will be further described below.

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

In cases where non-medical customers support the engineering and process development expense and there is strategic interest on the part of Memry, however, the Company will also undertake the development of non-medical applications. In addition, the Company has in the past applied, and anticipates it will in the future apply, advancements made in the development of medical devices to applications in the lower margin, higher volume non-medical sectors where customers are not supporting development activities.

In order to continue to advance the Company’s leadership position in SMAs, the Company continues to implement the following initiatives:

Advancing Processing Expertise and Quality Assurance. Nitinol is a non-linear material, which makes it a very difficult material to process. Memry believes that one of its competitive advantages is its ability to effectively process this material. One of these processes is the production of tubes used primarily in the production of stents. The Company believes that this process, proprietary to the Company, will provide Memry with an advantage over competitors with regard to product quality and cost for selected products when it is fully implemented. Memry has underway a number of process enhancement initiatives designed to enhance both the current manufacturing processes and Memry’s competitive position. Many of the materials produced by Memry are used in medical devices; therefore the product quality requirements placed on Memry by its customers are high. Each of Memry’s U.S. manufacturing facilities is ISO 9001:2000 certified.

Modernizing Manufacturing Capabilities. To meet growing demand, particularly in the medical device market for the production of nitinol stents and other components, the Company has committed to optimizing the manufacturing efficiency of its current facilities and expects to invest between $1.5 million and $2.5 million in capital equipment and facility improvements in the SMA product line in fiscal 2007.

Modifying Manufacturing Operations. To accommodate the growing capacity requirements of the Company’s core medical OEM customer business, and in an effort to increase the efficiency of operation, the Company will continue to analyze the optimum manufacturing strategy for the Company, including which Memry facility should house each operation and what role outsourcing will play in overall operations. All critical technology development will be coordinated by the Company’s Office of Technology, located in Connecticut.

Leverage, strengthen and grow the Specialty Polymer-Extrusion product line. The Putnam Acquisition was an important step in achieving the Company’s primary strategic objective of becoming a leading supplier of components and sub-assemblies to the medical device industry. To continue to grow the specialty polymer-extrusion product line, the Company has set the following objectives:

Expand secondary operations. The Company will continue to grow the specialty polymer-extrusion product line by focusing on plastic related secondary operations such as insert molding, tipping, hole punching, grinding and printing. The Company believes expanding secondary operations will allow Putnam to provide a broader scope of services and deliver more complete components and sub-assemblies. Expanding product and engineering capabilities is very important to medical device companies which are trying to increase their own efficiencies by reducing the number of their suppliers.

Process Improvement. The Company is committed to investing in Putnam’s manufacturing operations in an effort to improve efficiency, shorten lead times on new products, and improve overall quality. Success in these efforts should increase customer satisfaction and generate cost savings for the Company.

Synergy with nitinol products. Currently, the Company is developing a nitinol wire reinforced tubing that will utilize Putnam’s polymer technology. Success in these and other on-going joint development efforts should allow our customers to consolidate vendors, simplify their supply chain, and reduce costs. In addition, with the capability to manufacture both plastic and SMA components, the Company can be considered a secondary source for a broader range of customers who might want to minimize their supply risk.

Provide new products and services

Diversify and expand the Company’s revenue base. The medical device industry has been undergoing significant change over the last few years. As part of that change, many of the larger participants have recognized that their competitive differentiation comes from two key elements: device design and product marketing. These are the core competencies in which successful medical device companies excel and on which many medical device companies are focusing their resources. As a result, industry participants are looking to outsource to other companies with specialized expertise, some of the other essential parts of the business, especially engineering incorporating advanced material technologies and manufacturing processes. These factors have resulted in a growing trend towards outsourcing in the medical device industry, impacting the full breadth of the manufacturing cycle from material engineering to final product assembly.

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

Processing Additional Formed Components. Over the past several years, the Company has taken advantage of additional opportunities in the market to increase its business of processing semi-finished material into formed components. For instance in fiscal 2006, the Company increased its shipments of guidewires. The Company anticipates that it will continue to focus its resources on seeking additional customers for existing component concepts and new opportunities for its semi-finished material.

Expand Memry’s product and service offerings through acquisitions or joint ventures

While there remain growth opportunities in the core product/service areas described above, Memry will continue to investigate broadening the Company’s capabilities through acquisitions, joint ventures, and/or investment. As was the case in the Putnam Acquisition, Memry is screening strategic partners along several variables, including: growth opportunity, diversification of product lines and customers, profit potential, and access to new technology. The Company anticipates that any acquisition, joint venture, or investment would be in a business segment that is strategically related to its current business.

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

Personnel. The Company currently has thirteen sales and marketing personnel, of which six operate primarily from headquarters, and one is the vice-president of the overall activity. Additionally, the Company has a sales agent based in Israel.

Major Customers. The Company’s two largest customers are Medtronic and Tyco. During the years ended June 30, 2006, 2005 and 2004, Medtronic accounted for approximately 28%, 32% and 39%; and Tyco accounted for approximately 15%, 15% and 16% of the Company’s consolidated revenues, respectively. Revenue totals for each customer include sales to all divisions of each customer. No other customer accounted for more than 10% of consolidated revenues in the year ended June 30, 2006.

Customer Agreements. The Company executed supply agreements with some of its customers.

Medtronic supply agreement. The Company executed this agreement on August 1, 2006 for a term of three years; however, Medtronic has the right to terminate this agreement after the second anniversary date for any reason or no reason. In addition, the agreement provides for renewal terms of two years each at Medtronic’s option, subject to the Company’s right to reject any renewal term, all on the terms set forth in the agreement. The agreement covers all current commercially available products sold to three Medtronic facilities, as well as a master agreement with Medtronic corporate. This agreement provides for a forecast of product to be supplied by the customer to the Company, with a commitment of purchase at varying levels on a quarterly basis.

Tyco supply agreement. The Company and Tyco executed this exclusive agreement during fiscal 2006 for a term of three years wherein the Company is the exclusive supplier for all nitinol based organ retrieval bags. The Company is also named as a preferred supplier for all successor products.

Foreign Sales. During the year ended June 30, 2006, approximately 77% of consolidated sales were to customers in the United States, 13% were to customers in the Dominican Republic, and 10% were to customers in all other countries. The Company attributes sales to unaffiliated customers in different countries on the basis of the ship-to location of the customer. Substantially all of the revenues in the Dominican Republic represent sales to an off-shore manufacturing facility of a company based in the United States.

SOURCES OF SUPPLY

The principal raw material used by the Company in nitinol products is SMAs. The Company obtains its SMAs from one principal source, Precision Castparts Corp.’s subsidiary Special Metals Corporation of New Hartford, New York. The Company expects to be able to continue to acquire SMAs in sufficient quantities for its needs from this supplier. In addition, if the Company were, for whatever reason, not able to secure an adequate supply of SMAs from this supplier, the Company has identified other suppliers that would be able to supply the Company with sufficient quantities of SMAs, although it is likely the Company would suffer meaningful transitional difficulties for certain products if it had to switch to an alternate supplier.

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

While the Company also relies on outside suppliers for its non-SMA and non-polymer components of sub-assembled products, the Company does not anticipate any difficulty in continuing to obtain non-SMA and non-polymer raw materials and components necessary for the continuation of the Company’s business.

COMPETITION

The Company faces competition from other SMA processors, who compete with the Company in the sale of semi-finished materials (primarily with the Company’s California operation) and formed components (with Memry’s Connecticut and California operations). There are several major U.S., European and Japanese companies engaged in the supply or use of SMAs, some of which have substantially greater resources than the Company. Within the U.S., the two major SMA suppliers to both the Company and the industry as a whole are Alleghany Technologies’ Wah Chang Division and Precision Castparts Corp.’s subsidiary Special Metals Corporation. Each of these companies has substantially greater resources than the Company and could determine that it wishes to compete with the Company in the Company’s markets. Special Metals Corporation has become a competitor of the Company for semi-finished wire and strip materials. Japanese competitors include Furakawa Electric Co. and Daido-Special Metals Ltd., both of which produce SMAs and sell to users in Japan and internationally. The principal European competitors are Minitubes SA, a private French nitinol tube supplier, and G. Rau/EuroFlex, a German company that has a business relationship with NDC (See below). In addition, AMT (formerly Memry Europe) is a European competitor. However, pursuant to the License and Supply Agreement between Memry and AMT, the parties agreed that AMT has the rights to use certain of our technology only in Europe and Asia, while we have retained such rights elsewhere. The Company believes that Johnson and Johnson, through its subsidiary Nitinol Devices and Components Company (NDC), is our largest competitor, followed by Fort Wayne Metals Inc., Accellent Corp. and Shape Memory Alloy Applications, Inc., a subsidiary of Johnson Matthey Inc., all of which are based in the United States of America (“U.S.”).

In the specialty polymer-extrusion sector, the Company believes Putnam has created certain barriers to entry due to its ability to manufacture specialized products that can hold tight tolerances with quick turnaround times from order to delivery. Putnam’s competitors, however, also make similar claims in terms of tolerances and turnaround times. Among its competitors in the specialty polymer-extrusion market, Accellent Corp. (formerly MedSource Technologies, Inc.), Extrumed, Inc. and Medical Extrusion Technologies compete with Putnam in a broad range of products. A fourth competitor, MicroLumen Inc., competes with the Company primarily in the Polyimide product line.

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

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

In the last decade, the Company has received seven issuances of U.S. patents in the fields of medical devices, automotive components, valving mechanisms, sporting goods, and consumer products using SMAs and related effects. These patents are directed at the articles as well as the method of manufacture of such articles. These include recently issued U.S. patents on SMA sealing components for automotive and hydraulic applications as well as on “nickel-free” pseudoelastic beta Ti alloys for orthopedic, orthodontic and other medical uses under the trade-named “Flexium” as well as sporting goods and eyewear, applications. There are a number of patent applications that are either pending or have provisional status covering sporting goods and medical devices and potentially in eyewear. The Company has foreign patents in force in various foreign countries where the Company does business or where the Company is otherwise desirous of having foreign patent coverage. The Company has also applied for patent protection in several foreign countries.

The Company owns an additional eight U.S. patents that are in force, as well as a variety of foreign patents, relating primarily to alloy compositions, the production of these alloy compositions, the production of semi-finished materials such as tubing, and the utilization of nickel-titanium alloys having superelasticity and shape memory effects. Further, in connection with the 1996 acquisition by Memry of its West coast facility from Raychem Corporation (the “Raychem Acquisition”), the Company was assigned a non-exclusive license to use NiTiNb alloys and related processing technologies for couplings, connectors, and sealing devices in fields other than fluid fitting products for uses in marine, aerospace or nuclear markets.

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

While a United States of America patent is presumed valid, the presumption of validity is not conclusive, and the scope of a patent’s claim coverage, even if valid, may be less than needed to secure a significant market advantage. Gaining effective market advantage through patents can sometimes necessitate an expenditure on litigation, though this route is often fraught with uncertainties and delay. Although the Company’s technical staff is generally familiar with the patent environment relevant to the Company’s product lines and has reviewed patent searches when considered relevant, the Company cannot be certain whether any of its current or contemplated products would infringe any existing patents.

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

RESEARCH AND DEVELOPMENT

During fiscal 2006, the Company spent $2,286,000 on “pure” research and development (i.e., research and development performed by the Company at its own cost for purposes of developing future products). In comparison, the Company spent $2,401,000 and $2,878,000 during fiscal 2005 and 2004, respectively, on similar research and development. The decrease in “pure” research and development was the result of an effort by the Company to increase the number of research and development hours that are reimbursed by our customers. These types of costs are associated with the development of SMA components pursuant to customer arrangements and are considered “funded” research, and, for purposes of the Company’s financial statements, are part of “cost of revenues,” rather than research and development. The Company anticipates modest increases in the amount of “pure” research and development that it undertakes as the Company’s growth continues.

Due to the shift of engineering focus and the Putnam Acquisition, the Company spent $4,753,000 during fiscal 2006 on “funded” research and development. These costs are borne directly by the customers of the Company. By comparison, the Company spent $3,415,000 and $1,041,000 on “funded” research and development in fiscal 2005 and 2004, respectively. The amount of “funded” research and development that the Company will undertake in the future will depend upon its customers’ needs.

EMPLOYEES

As of June 30, 2006, the Company had 340 full-time employees and two part-time employees. Of the full-time employees, 35 were executive or management personnel and 33 were science, engineering and research personnel.

None of our employees are represented by collective bargaining units. The Company believes that its relationship with its employees is generally good.

In addition, as of June 30, 2006, the Company had 34 “temporary” employees (i.e., employees of temporary staffing companies) working for the Company.

AVAILABLE INFORMATION

The Company maintains a website at www.memry.com. The Company makes available on its website under “Investors”—“SEC Filings,” free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after it electronically files or furnishes such material with the Securities and Exchange Commission. In addition, the Company makes available on its website under “About Us”- “Corporate Governance” free of charge, its Amended and Restated Audit Committee Charter, Nominating and Corporate Governance Committee Charter and Code of Conduct and Ethics. In addition, the foregoing information is available in print, without charge, to any stockholder who requests these materials from the Company. The information posted at www.memry.com is not incorporated herein by reference and is not a part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

The following risk factors should be considered carefully in connection with any evaluation of our business, financial condition, results of operations, prospects and an investment in our common stock. Additionally, the following risk factors could cause our actual results to materially differ from those reflected in any forward-looking statements.

Our revenues may be adversely affected if our largest customers reduce orders.

The Company’s four largest customers accounted for over 50% of the Company’s consolidated revenues in fiscal 2006. Significant reductions in sales to any of these customers due to industry consolidation, loss in market share, selection of an additional supply source, the in-house production of components, change in medical procedures, customer quality problems or excess customer supply could dramatically reduce the Company’s revenues, profitability and cash needed to fund operations.

Our production may be reduced by an inability to obtain the necessary raw materials.

The Company obtains its SMAs from one principal source. The Company expects to be able to continue to acquire SMAs in sufficient quantities for its needs from this supplier. In addition, if the Company were, for whatever reason, not able to secure an adequate supply of SMAs from this supplier, the Company has identified other suppliers that would be able to supply the Company with sufficient quantities of SMAs, although it is likely the Company would suffer meaningful transitional difficulties for certain products if it had to switch to an alternate supplier. Additionally, the Company obtains its polymers from four principal sources. The Company expects to be able to continue to acquire polymers in sufficient quantities for its needs from these suppliers. A reduction in production due to an inability to obtain the necessary raw materials could dramatically reduce the Company’s revenues, profitability and cash needed to fund operations until production is restored.

Our revenues and operating results may be negatively affected and we may not achieve future growth projections if we fail to compete successfully against our competitors.

The Company faces competition from other SMA processors, who compete with the Company in the sale of semi-finished materials and formed components. There are several major U.S., European and Japanese companies engaged in the supply or use of SMAs, some of which have substantially greater resources than the Company. Within the U.S., the two major SMA suppliers to both the Company and the industry as a whole have substantially greater resources than the Company. Each of these companies could determine that it wishes to compete with the Company in the Company’s markets. One of them has become a competitor of the Company for semi-finished wire and strip materials. The Company also faces competition in the specialty polymer-extrusion sector. There are three companies that compete with the Company in a broad range of specialty polymer extrusion products and one additional company that competes with us primarily in the Polyimide product line.

The Company intends to compete and advance its position based primarily on its manufacturing capabilities, its proprietary intellectual property positions, its knowledge of the processing parameters of the alloys and polymers, and its unique design and assembly capabilities, particularly in the medical device field. However, our competitors may also continue to improve their products, implement manufacturing efficiencies and develop new competing products. We may be unable to compete effectively with our competitors if we cannot keep up with existing or new alternative products, techniques, and technology in the markets we serve. These new technologies and products may beat our products to the market, be more effective than our products, be less costly than our products or render our products obsolete by substantially reducing the applications for our products. It is likely that this competitive activity will result in downward pressure on our sales prices and have a negative impact on gross margins.

We may experience an interruption in sales of a product and incur costs if the customers’ products are recalled.

The majority of the Company’s products are used in the medical device industry. In the event that any of our customers’ products present a health hazard to the patient or physician or fail to meet product performance criteria or specifications, this could result in a recall of the products, thereby resulting in a loss of our revenue and an adverse impact on our profitability.

In the event of a claim that we infringe upon another company’s intellectual property rights, we could incur significant costs and/or be required to stop the sale of the related product.

The U.S. business environment is highly litigious with respect to patents and other intellectual property rights. Although the Company’s technical staff is generally familiar with the patent environment relevant to the Company’s product lines and has reviewed patent searches when considered relevant, the Company cannot be certain whether any of its current or contemplated products would infringe any existing patents. Companies have used intellectual property litigation to seek to gain a competitive advantage. In the future, we may become a party to lawsuits involving patents or other intellectual property. A legal proceeding, regardless of the outcome, would draw upon our financial resources and divert the time and efforts of our management. If we are unsuccessful in one of these proceedings, a court, or a similar foreign governing body, could require us to pay significant damages to third parties, require us to seek licenses from third parties and pay ongoing royalties, require us to redesign our products, or prevent us from manufacturing, using or selling our products. In addition to being costly, protracted litigation to defend or enforce our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until the litigation is resolved.

Quality problems with our processes, goods and services could harm our reputation for producing high quality products and erode our competitive advantage.

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Our quality certifications are critical to the marketing success of our goods and services. If we fail to meet these standards, our reputation could be damaged, we could lose customers and our revenue would decline. Aside from specific customer standards, our success depends generally on our ability to manufacture to exact tolerances precision engineered components, subassemblies and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high quality components will be harmed, our competitive advantage would be damaged, and we would lose customers and market share.

Consolidation in the medical device industry could have an adverse effect on our revenues and results of operations.

Many medical device companies are consolidating to create new companies with greater market power. As the medical device industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may be able to produce components currently provided by us or they may be able to use their market power to negotiate price concessions or reductions for components produced by us. If we lose market share due to in-house production by customers or replacement by a competitor, or if we are forced to reduce our prices because of consolidation in the medical device industry, our revenues would decrease and our earnings, financial condition and/or cash flows would suffer.

Loss of any of our manufacturing facilities would adversely affect our financial position.

We are currently operating at three production facilities, two for SMAs and one for specialty polymers. Although we believe we have adequate physical capacity to serve our business operations for the foreseeable future, we do not have a back up facility for any of the locations. The loss of any facility would have a material adverse effect on our revenues, earnings, financial condition and/or cash flows.

A loss of key personnel could have an adverse affect on our revenues and results of operations.

The Company’s future success depends on the continued service and availability of skilled personnel, including research, technical, marketing and management positions. There can be no assurance that the Company will be able to successfully retain and attract the key personnel it needs. Further, many of the Company’s key personnel receive a total compensation package that includes equity awards. New regulations, volatility in the stock market and other factors could diminish the Company’s use, and the value, of the Company’s equity awards, putting the Company at a competitive disadvantage or forcing the Company to use more cash compensation. The loss of key personnel could have a material effect on our revenues, earnings, financial condition and/or cash flows.

An inability to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 could adversely affect investor confidence and, as a result, our stock price.

The Company may be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) as early as June 30, 2007. Although the Company has begun to implement the procedures to comply with the requirements of Section 404, there is no assurance that we will have a successful initial implementation. Failure to meet the initial implementation requirements of Section 404, our inability to comply with Section 404’s requirements, and the costs of ongoing compliance could have a material adverse effect on investor confidence and our stock price.

The Company has debt outstanding and must comply with restrictive covenants in its debt agreements.

The Company’s existing debt agreements contain a number of significant restrictive covenants, which limit our ability to, among other things, borrow additional money; pay dividends; redeem stock; and enter into mergers, acquisitions and joint ventures. The covenants also require the Company to maintain compliance with fixed charge coverage and leverage ratios, as defined. While the Company is currently in compliance with all the foregoing covenants, increases in our debt or decreases in our earnings could cause the Company to be in default of these financial covenants. If the Company is unable to comply with theses covenants, there would be a default under these debt agreements. In addition, changes in economic or business conditions, results of operations or other factors could cause the Company to default under its debt agreements. A default, if not amended or waived by our lenders, could result in acceleration of the Company’s debt and place a severe strain on our liquidity.

ITEM 2. PROPERTIES

The Company’s headquarters and the Nitinol Products Segment’s east coast manufacturing operations are located in a leased facility at 3 Berkshire Blvd., Bethel, Connecticut 06801. The building is a single story, brick and block construction facility located in Berkshire Corporate Park, a suburban office center. The premises has a floor area of approximately 37,500 square feet, of which approximately 8,200 square feet is used by the Company for general administrative, executive, and sales purposes, and approximately 29,300 square feet is used for engineering, manufacturing, research and development operations and an environmentally controlled area (“clean room”).

A leased facility located at 4065 Campbell Avenue, Menlo Park, California 94025 is the principal site of the Nitinol Products Segment’s west coast manufacturing operations. These premises have a floor area of approximately 28,000 square feet, which is used by the Company for manufacturing, warehousing, general administrative and research and development operations. The Nitinol Products Segment leases an additional facility with approximately 22,000 square feet of light manufacturing and office space at 4020 Campbell Avenue, Menlo Park, California.

Upon the completion of the Putnam Acquisition in November 2004, the Company signed a lease for the Polymer Products Segment’s Putnam manufacturing facility located at 130 Louisa Viens Drive, Dayville, Connecticut 06241. These premises have a floor area of approximately 35,950 square feet, which is used by Putnam for manufacturing, warehousing, general administrative and research and development operations. The lessor is Mr. James V. Dandeneau, the sole shareholder of Putnam Plastics Corporation, and currently a director and executive officer of the Company. The Polymer Products Segment’s Putnam operations also lease approximately 2,000 square feet of storage space at 40 Louisa Viens Drive, Dayville, Connecticut from Mr. Dandeneau on a month-to-month basis.

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

On May 12, 2006, the Company and Schlumberger filed a motion for summary judgment that Kentucky Oil lacks standing to assert causes of action for trade secrets misappropriation and or correction of inventorship. A hearing on the motion was held on July 21, 2006 and the Company is awaiting a ruling. The parties have recently finished exchanging written discovery and will commence depositions of all fact witnesses, to be immediately followed by expert discovery. Trial of this matter is scheduled for April 9, 2007. The Company believes the counterclaims are without merit and is vigorously defending its position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the American Stock Exchange under the symbol MRY. On September 8, 2006, there were 5,840 holders of record of the Company’s Common Stock.

The following table sets forth the quarterly high and low closing prices for the common stock over the past two years.

	Fiscal year ended June 30
	2006		2005
	High	Low	High	Low
1st Quarter	$2.70	$2.03	$2.25	$1.16
2nd Quarter	$2.25	$1.58	$2.80	$2.00
3rd Quarter	$2.20	$1.82	$2.15	$1.73
4th Quarter	$3.22	$2.05	$2.15	$1.53

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

On December 8, 2004, a warrantholder exercised warrants for 50,000 shares of the Company’s common stock at an exercise price of $2.00 per share. Such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act. On June 22, 2006, a warrantholder exercised warrants for 75,000 shares of the Company’s common stock at an exercise price of $1.05 per share.

All such issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

(a) The following table sets forth selected consolidated financial data with respect to the Company for each of the five years in the period ended on June 30, 2006, which were derived from the audited consolidated financial statements of the Company and should be read in conjunction therewith. Please see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information concerning the comparability of the selected financial data of the Company.

	Years Ended June 30,
	2006 (1)	2005 (1)	2004	2003 (2)	2002
	In thousands, except per share data
Revenues	$52,588	$45,008	$34,492	$34,007	$32,895
Net income (loss)	$2,673	$2,725	$2,378	$8,828	$3,783
Earnings (loss) per share:
Basic	$0.09	$0.10	$0.09	$0.35	$0.16
Diluted	$0.09	$0.10	$0.09	$0.34	$0.15
Total assets	$55,300	$52,800	$32,988	$30,127	$22,188
Long-term debt including current maturities	$9,991	$11,374	$1,479	$1,892	$2,008
Stockholders’ equity	$39,500	$35,769	$28,224	$25,648	$16,620

(1)	The selected financial data of the Company includes the results of operations of Putnam since the November 9, 2004 date of acquisition.
(2)	During the year ended June 30, 2003, the deferred income tax valuation allowance of $7,569,000 was eliminated based on management’s assessment of the Company’s operating performance and realizability of operating loss carryforwards and other temporary differences.

(b)	The following table sets forth selected quarterly consolidated financial data for the years ended June 30, 2006 and June 30, 2005.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share data

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FISCAL YEAR
Revenues
FY2006	$12,667	$12,649	$13,993	$13,279	$52,588
FY2005	$9,112	$9,877	$12,674	$13,345	$45,008
Gross Profit
FY2006	$4,749	$4,955	$5,877	$4,792	$20,373
FY2005	$3,500	$3,826	$5,072	$5,515	$17,913
Net Income (Loss)
FY2006	$501	$(236)	$1,521	$887	$2,673
FY2005	$703	$406	$735	$881	$2,725

Basic Earnings (Loss) Per Share
FY2006	$0.02	$(0.01)	$0.05	$0.03	$0.09
FY2005	$0.03	$0.01	$0.03	$0.03	$0.10
Diluted Earnings (Loss) Per Share
FY2006	$0.02	$(0.01)	$0.05	$0.03	$0.09
FY2005	$0.03	$0.01	$0.03	$0.03	$0.10

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Memry provides design, engineering, development and manufacturing services to the medical device and other industries using the Company’s proprietary shape memory alloy and specialty polymer-extrusion technologies. Shape memory alloys are advanced materials which possess the ability to change their shape in response to thermal and mechanical changes, and the ability to return to their original shape following deformations from which conventional materials cannot recover. Specialty polymer-extrusion products are complex, multi-lumen, multi-layer extrusions used for guidewires, catheter shafts, delivery systems and various other interventional medical procedures.

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

Approximately 95% of the Company’s products and services are sold to medical device companies, with the balance being utilized in a variety of industrial and commercial applications. The Company sells primarily through a direct sales force, with sales representatives located in the U.S. and Europe. The medical device industry has very strict quality requirements, and the ability to meet these requirements and the requested shipment schedules is a key determinant of success. Price competition has historically been a key competitive variable in products that are not technically difficult to manufacture, such as basic wire for use in applications such as cell-phone antennas. Recently, as awareness of potential applications has increased and the industry has grown, the Company has noted increased competition for tube products and sub-assemblies, with commensurate pressure on prices and margins.

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

On April 28, 2006, the Board also appointed Dean J. Tulumaris the President of the Company. Mr. Tulumaris has been employed by the Company since August 2002, most recently serving as the Chief Operating Officer. Mr. Tulumaris’ employment agreement was amended to provide for his role as President and Chief Operating Officer of the Company.

On July 20, 2006, the Board appointed Richard F. Sowerby the Chief Financial Officer and Treasurer of the Company, effective August 14, 2006. Coincident with the appointment of Mr. Sowerby as Chief Financial Officer and Treasurer of the Company, Mr. Belcher resigned from those positions and remains the Company’s Chief Executive Officer. Prior to joining the Company, Mr. Sowerby served as chief financial officer of Latex International since 2002.

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

Goodwill and Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value. Goodwill was $14,146,000 and $13,946,000 at June 30, 2006 and 2005, respectively, an increase of $200,000 attributable to a subsequent purchase price adjustment for the Putnam Acquisition.

Intangible assets consist primarily of management’s estimates of developed technology, customer relationships, trade name, and other intangible assets that have been identified as a result of the appraisal process regarding the Putnam Acquisition. These assets are being amortized over their useful life, determined to be 4.5 to 20 years, depending on asset class. For further details of the acquisition, refer to the discussion of recent developments within this management’s discussion and analysis of financial condition and results of operations. In addition, the acquired patents existing prior to the Putnam Acquisition are being amortized using the straight-line method over their estimated useful life of 15 years. We review intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value is not recoverable. Intangible assets, net of accumulated amortization, were $7,171,000 and $7,842,000 as of June 30, 2006 and 2005, respectively. All of the decrease is attributable to the amortization expense of $671,000 for the year ended June 30, 2006.

Stock-Based Compensation. We record compensation expense pursuant to the adoption of SFAS No. 123(R) on July 1, 2005. Certain of our stock option grants are performance based. On an ongoing basis, we review the actual and forecast results of the performance criteria to estimate the number of options that will become vested. If actual results are different from our estimates, the number of options to be vested and the related expense recognized will require adjustment.

Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $3,486,000 and $4,899,000 at June 30, 2006 and 2005, respectively.

Contingencies and Litigation. We are currently involved in certain legal proceedings and, as required, have accrued estimates of probable costs for the resolution of these claims. These estimates have been developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 19 to the consolidated financial statements for more detailed information on our litigation exposure.

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

On November 9, 2004, the Company completed the Putnam Acquisition. Putnam utilizes polymer extrusion technology to produce polymer-based products sold primarily to the medical device industry. The largest current application for Putnam’s technology is for catheters. Putnam also utilizes its extrusion capabilities for guidewires, delivery systems, and various other interventional medical devices. As in the nitinol product line of the Company, Putnam is focusing on growing the value-added portion of its business by performing additional processing on its semi-finished polymer tube. The large majority of Putnam’s products are sold directly to the medical device industry through the Company’s direct sales organization. The results of operations of Putnam have been included in the consolidated results of operations from the date of acquisition.

Business segments

The Company’s product lines consist of shape memory alloys (“SMAs”) and specialty polymer-extrusion products. Currently, the predominant SMA utilized by the Company is a nickel-titanium alloy commonly referred to as nitinol. Prior to the Company’s November 9, 2004 Putnam Acquisition, the Company only produced SMAs. Both product lines provide design, engineering, development and manufacturing services to the medical device and other industries using the Company’s proprietary shape memory alloy and polymer-extrusion technologies. Medical device products include stent components, catheter components, guidewires, laparoscopic surgical sub-assemblies and orthopedic instruments. During the quarter ended December 31, 2005, the Company revised management responsibilities and made changes to its sales organization and employee bonus program as it began managing its business as two business segments: (i) Nitinol Products Segment, and (ii) Polymer Products Segment. Prior to that time, the Company had operated as one business segment. All years reflect the results based on these two business segments.

The Nitinol Products Segment provides design support, manufactures and markets advanced materials which possess the ability to change their shape in response to thermal and mechanical changes, and the ability to return to their original shape following deformations from which conventional materials cannot recover. The Nitinol Products Segment’s products are used in applications for stent components, filters, embolic protection devices, guidewires, catheters, surgical instruments and devices, orthopedic devices, orthodontic apparatus, cellular telephone antennae, high pressure sealing devices, fasteners, and other devices.

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

Year Ended June 30, 2006, compared to Year Ended June 30, 2005.

The following table compares revenues and gross margin by business segment for the years ended June 30, 2006 and 2005.

	Year Ended June 30,
	2006		2005		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues
Nitinol Products Segment	$37,015,000	70.4%	$36,987,000	82.2%	$28,000	0.1%
Polymer Products Segment	15,811,000	30.1	8,090,000	18.0	7,721,000	95.4%
Eliminations	(238,000)	(0.5)	(69,000)	(0.2)	(169,000)	244.9%

Total	$52,588,000	100.0%	$45,008,000	100.0%	$7,580,000	16.8%

Gross Profit
Nitinol Products Segment	$13,351,000	36.1%	$14,363,000	38.8%	$(1,012,000)	(7.1)%
Polymer Products Segment	7,022,000	44.4%	3,550,000	43.9%	3,472,000	97.8%

Total	$20,373,000	38.7%	$17,913,000	39.8%	$2,460,000	13.7%

The following table sets forth the Company’s condensed consolidated statements of income for the year ended June 30, 2006 and 2005.

	Year ended June 30,
	2006		2005		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues	$52,588,000	100.0%	$45,008,000	100.0%	$7,580,000	16.8%
Cost of revenues	32,215,000	61.3	27,095,000	60.2	5,120,000	18.9%

Gross profit	20,373,000	38.7	17,913,000	39.8	2,460,000	13.7%

Operating expenses:
Research and development	2,286,000	4.3	2,401,000	5.3	(115,000)	(4.8)%
General, selling and administration, including separation charges of $1,130,000 in 2006	12,345,000	23.4	9,571,000	21.3	2,774,000	29.0%
Amortization of intangible assets	504,000	1.0	379,000	0.8	125,000	33.0%

	15,135,000	28.7	12,351,000	27.4	2,784,000	22.5%

Operating income	5,238,000	10.0	5,562,000	12.4	(324,000)	(5.8)%

Loss on extinguishment of debt	—	—	(182,000)	(0.4)	182,000	(100.0)%

Other income	141,000	0.2	60,000	0.1	81,000	135.0%

Interest
Expense	(1,258,000)	(2.4)	(1,189,000)	(2.6)	(69,000)	5.8%
Income	195,000	0.4	157,000	0.3	38,000	24.2%

	(1,063,000)	(2.0)	(1,032,000)	(2.3)	(31,000)	3.0%

Income before income taxes	4,316,000	8.2	4,408,000	9.8	(92,000)	(2.1)%
Provision for income taxes	1,643,000	3.1	1,683,000	3.7	(40,000)	(2.4)%

Net income	$2,673,000	5.1%	$2,725,000	6.1%	$(52,000)	(1.9)%

Revenues. Revenues increased 17% to $52,588,000 in the year ended June 30, 2006 from $45,008,000 during the same period in fiscal 2005, an increase of $7,580,000. The increase in revenues was due principally to the inclusion of revenues from the Polymer Products Segment for a full year in fiscal 2006 as a result of the acquisition of Putnam on November 9, 2004. The Polymer Products Segment’s revenue for the year ended June 30, 2006 was $15,811,000 as compared to $8,090,000 during fiscal 2005, which represents both growth in the business and the fact that the Putnam Acquisition did not occur until the middle of the second quarter of fiscal 2005. The growth in the business was primarily due to increased shipments of guidewires to a major customer, although shipments of catheters to other customers and for other applications also grew during fiscal 2006. Additionally, sales of the Polymer Products Segment increased to 30% of total revenues in the year ended June 30, 2006 from 18% in the year ended June 30, 2005.

Revenues for the Nitinol Products Segment increased slightly to $37,015,000 in the year ended June 30, 2006 from $36,987,000 during fiscal 2005. The revenue increase in the year ended June 30, 2006 compared to the year ended June 30, 2005 was primarily due to increased shipments of components utilized in general surgical applications of approximately $1,200,000, increased revenues of approximately $825,000 in superelastic tube, increased revenues from prototype development and research and development activities of approximately $975,000 and shipments of high pressure sealing plugs, which increased approximately $275,000 for the year ended June 30, 2006 compared with the similar period in fiscal 2005. Offsetting these increases were decreased shipments of nitinol laser cut tube-based and wire-based stent components, sold to the Company’s largest customer, which declined approximately $2,500,000. The decrease in the tube-based stent components was due to an overall decline in the sales of the customer’s product and the loss of a portion of the customer’s business to a “second source.” The decrease in the wire-based stent components was caused primarily by shortages in acceptable raw material from one of the Company’s suppliers related to this product line that occurred during the first quarter and which were subsequently addressed, as well as competitive pressures. Looking forward to fiscal 2007, the Company anticipates that overall nitinol stent component revenues for fiscal 2007 will experience some decline from their revenues in fiscal 2006. The reason for this decline relates primarily to an anticipated reduction in shipments of tube-based stent components to our largest customer because of a potential reduction of the customer’s shipments and the customer’s desire for a “second source.” Additionally, the Nitinol Products Segment had lower sales in the year ended June 30, 2006 as compared to the year ended June 30, 2005 for arch wire of approximately $1,050,000 and microcoil and guidewire products, which decreased approximately $525,000.

Costs and Expenses. Cost of revenues increased $5,120,000, or 19%, to $32,215,000 in the year ended June 30, 2006 from $27,095,000 in the year ended June 30, 2005. The increase was due primarily to the inclusion of Putnam’s results of operations for twelve months in fiscal 2006, as compared to less than eight months in fiscal 2005. Putnam recorded cost of revenues of $7,022,000. The Nitinol Products Segment operated at a slightly lower gross margin in the year ended June 30, 2006 (36.1%) than in fiscal 2005 (38.8%) primarily due to a shift in the product mix of shipments towards those products with higher per unit direct production costs in the area of general surgical applications. The Polymer Products Segment’s gross margin continues to be higher than the gross margin of the Nitinol Products Segment. The Polymer Products Segment’s gross margin increased slightly to 44.4% of revenues in the year ended June 30, 2006 from 43.9% in the year ended June 30, 2005 as the segment benefited from increased production volumes. Since the November 2004 acquisition of Putnam, the Company has invested in personnel and equipment to provide capacity to support the increased business of the Polymer Products Segment.

The Company experienced price pressure on several product lines and, during the year ended June 30, 2006, it continued to incur additional expense associated with the launch of a new guidewire product. In addition, stock-based compensation of $50,000 was charged to cost of revenues for the year ended June 30, 2006 due to the adoption of SFAS No. 123(R).

As a result of these factors, consolidated gross profit decreased from 39.8% in the year ended June 30, 2005 to 38.7% in the year ended June 30, 2006. See the information in the table in the beginning of the section for information on the results of the business segments. The Company’s ability to maintain or grow its gross profit margin is dependent on several factors. One is the product mix of the Company’s shipments, which can be affected by customer requirements, capacity of specific product lines and general timing. Another is the success of the Company in securing sufficient business to absorb plant overhead, particularly high margin nitinol tube business. In fiscal 2007, an anticipated reduction in shipments of tube-based stent components will make it difficult to maintain gross margins in the nitinol products segment. The Company continues to invest in the manufacturing operations at its Polymer Products Segment, including staff, equipment, and systems to grow the segment’s revenues over the next several years. These investments are expected to continue for the foreseeable future and may have the effect of reducing profitability, particularly in the short-term, at its Polymer Products Segment.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets increased $2,784,000, or 23%, to $15,135,000 in the year ended June 30, 2006, compared to $12,351,000 in the year ended June 30, 2005. The increase in operating expenses in the year ended June 30, 2006 was primarily as a result of the inclusion of Putnam’s results of operations for a full twelve months in fiscal 2006, as compared to less than eight months in fiscal 2005. Additionally, the operating expenses increased due to the $1,130,000 separation charges related to the retirement of the Company’s Chief Executive Officer, the addition of engineering, administration and sales and marketing personnel, a full year’s amortization of intangible assets related to the Putnam Acquisition and marketing program initiatives undertaken in the year ended June 30, 2006. Further cost increases were also driven by the Company adopting SFAS No. 123(R) in the year ended June 30, 2006 and the related stock-based compensation charged to operating expense of $314,000, the continuing increase in administration costs related to legal and accounting activities and higher personnel costs. Total operating expenses as a percentage of revenues increased from 27.4% in the year ended June 30, 2005 to 28.7% in the year ended June 30, 2006. Excluding the separation charges, operating expenses as a percentage of revenues were 26.6% in the year ended June 30, 2006. The Company expects operating expenses to increase in fiscal 2007 as the Company undertakes implementation of Rule 404 compliance requirements.

Nonoperating income and expenses. Loss on extinguishment of debt of $182,000 in fiscal year 2005 was due to the write-off of deferred financing costs of $107,000 and a penalty on the prepayment of subordinated debt of $75,000. The Company prepaid $2.5 million of its subordinated debt in order to reduce interest expense in future periods.

Other income increased to $141,000 in the year ended June 30, 2006 from $60,000 in the prior year. Other income includes primarily royalty income and gains on fixed asset disposals.

Net interest expense was $1,063,000 in the year ended June 30, 2006 compared to $1,032,000 in the year ended June 30, 2005. The change from year to year was due principally to an increase in interest expense, including the amortization of deferred financing costs associated with a higher level of borrowings utilized to finance a portion of the Putnam Acquisition, and higher overall borrowing costs due to an increase in LIBOR from the year ended June 30, 2005 to the year ended June 30, 2006.

Income Taxes. The Company recorded a provision for income taxes of $1,643,000 for the year ended June 30, 2006, compared to a provision of $1,683,000 for the year ended June 30, 2005. The decrease in the provision is the result of lower income before taxes and the recognition of an extraterritorial income exclusion tax benefit related to export sales in the year ended June 30, 2006. Offsetting a portion of the decrease in the income tax provision was the exclusion of the deduction for the recording of the stock-based compensation relating to incentive stock options (“ISOs”) in the year ended June 30, 2006. The Company may recognize some income tax benefit in the future related to compensation expenses on ISOs. The amount of income tax benefit recognized will be contingent upon the amount of options exercised, whether the exercise is a disqualifying disposition and the statutory income tax rate at the time of exercise, among other factors. The effective tax rate was 38% for the years ended June 30, 2006 and 2005.

Net Income. As a result of the factors discussed above, the Company’s net income decreased by $52,000, to $2,673,000 in the year ended June 30, 2006 compared to $2,725,000 for fiscal 2005.

Year Ended June 30, 2005, compared to Year Ended June 30, 2004.

The following table compares revenues and gross margin by business segment for the years ended June 30, 2005 and 2004.

	Year Ended June 30,
	2005		2004		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues
Nitinol Products Segment	$36,987,000	82.2%	$34,492,000	100.0%	$2,495,000	7.2%
Polymer Products Segment	8,090,000	18.0	—	—	8,090,000	N/A
Eliminations	(69,000)	(0.2)	—	—	(69,000)	N/A

Total	$45,008,000	100.0%	$34,492,000	100.0%	$10,516,000	30.5%

Gross Profit
Nitinol Products Segment	$14,363,000	38.8%	$13,810,000	40.0%	$553,000	4.0%
Polymer Products Segment	3,550,000	43.9%	—	—	3,550,000	N/A

Total	$17,913,000	39.8%	$13,810,000	40.0%	$4,103,000	29.7%

The following table sets forth the Company’s consolidated statements of income for the years ended June 30, 2005 and 2004.

	Years Ended June 30,				Increase/(decrease)
	2005		2004
	$	%	$	%	$	%
Revenues	$45,008,000	100.0%	$34,492,000	100.0%	$10,516,000	30.5%
Cost of Revenues	27,095,000	60.2	20,682,000	60.0	6,413,000	31.0%

Gross Profit	17,913,000	39.8	13,810,000	40.0	4,103,000	29.7%

Operating Expenses:
Research and development	2,401,000	5.3	2,878,000	8.3	(477,000)	(16.6)%
General, selling and administration	9,571,000	21.3	7,600,000	22.0	1,971,000	25.9%
Amortization of intangible assets	379,000	0.8	133,000	0.4	246,000	185.0%

	12,351,000	27.4	10,611,000	30.7	1,740,000	16.4%

Operating Income	5,562,000	12.4	3,199,000	9.3	2,363,000	73.9%

Loss on extinguishment of debt	(182,000)	(0.4)	—	—	(182,000)	N/A

Other income	60,000	0.1	—	—	60,000	N/A

Interest:
Expense	(1,189,000)	(2.6)	(74,000)	(0.2)	(1,115,000)	N/A
Income	157,000	0.3	92,000	0.2	65,000	70.7%

	(1,032,000)	(2.3)	18,000	—	(1,050,000)	N/A

Income before income taxes	4,408,000	9.8	3,217,000	9.3	1,191,000	37.0%

Provision for income taxes	1,683,000	3.7	839,000	2.4	844,000	100.6%

Net Income	$2,725,000	6.1%	$2,378,000	6.9%	$347,000	14.6%

Revenues. Revenues increased 30% to $45,008,000 during the year ended June 30, 2005 compared to $34,492,000 during fiscal year 2004, an increase of $10,516,000. Most of the increase is due to the inclusion of revenues generated in the Polymer Products Segment as a result of the acquisition of Putnam on November 9, 2004. The Polymer Products Segment’s revenue for the year ended June 30, 2005 was $8,090,000, 18% of total revenues in the year.

Another major contributor to the increase in revenues was shipments of nitinol wire-based stent components which increased approximately $1,150,000 during the year ended June 30, 2005 compared to fiscal year 2004. Shipments of nitinol tube-based stent components increased approximately $1,100,000 over the same period.

Also contributing to the increase in revenues in fiscal 2005 were higher shipments of arch wire products which increased approximately $775,000, microcoil and guidewire products which increased approximately $425,000 and tinel lock, which increased approximately $200,000. Shipments of components utilized in general surgical applications increased approximately $1,000,000 fiscal 2005 over fiscal 2004. Additionally, revenue from prototype development, and research and development activities increased approximately $600,000 (excluding Putnam’s revenue during the period from November 9, 2004 to June 30, 2005 for similar activities of an additional $750,000). The Company believes that the increase in revenue from prototype development and research and development activities is an indication that its efforts to “fill the pipeline” with new product development opportunities is having some success. Offsetting these increases was an approximately $2,625,000 decline in revenue from superelastic tube resulting primarily from what the Company believes are inventory adjustments at a major tube customer, price discounts, and customer loss of market share. Shipments of high pressure sealing plugs decreased approximately $200,000 in the fiscal year 2005 compared to the fiscal year 2004.

Costs and Expenses. Cost of revenues increased $6,413,000 or 31% to $27,095,000 in fiscal 2005 from $20,682,000 in fiscal 2004. The increase was primarily the result of two factors. First, there was a shift in focus of staff engineers at Memry’s nitinol operations from new process development and prototype support, which is an operating expense, to manufacturing support, which is a manufacturing expense. In addition, the $8,090,000 of revenues from November 9, 2004 to June 30, 2005 due to the Putnam Acquisition had a cost of revenues of $4,540,000.

As a result of these factors, the Company’s gross profit declined slightly from 40.0% for the year ended June 30, 2004 to 39.8% for the year ended June 30, 2005.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets increased $1,740,000 or 16%, to $12,351,000 during fiscal 2005, compared to $10,611,000 for fiscal 2004. The dollar increase reflects the addition of administrative and sales and marketing personnel and programs associated with the Putnam Acquisition and amortization of related intangible assets of $358,000. In addition, the Company increased its investment in sales and marketing through additional spending on advertising, trade shows, and marketing literature. The Company also incurred higher personnel costs, including bonuses of $318,000, and increased consultants’ fees in conjunction with the evaluation of the Sarbanes-Oxley Act of 2002 Section 404. Offsetting these increases, the shift in focus of staff engineers at the Company’s nitinol operations from new process development and prototype support, which is an operating expense, to manufacturing support, which is a manufacturing expense, had the effect of reducing operating expenses.

The decrease of operating expenses as a percentage of revenue from 31% in fiscal year 2004 to 27% in fiscal year 2005 was primarily a net result of the above factors and the 30% increase in revenues in fiscal 2005 over fiscal 2004.

Nonoperating income and expenses. Loss on extinguishment of debt of $182,000 in fiscal year 2005 was due to the write-off of deferred financing costs of $107,000 and the penalty on the prepayment of subordinated debt of $75,000. The Company prepaid $2.5 million of the subordinated debt in order to reduce interest expense in future periods. Net interest expense was $1,032,000 for fiscal 2005 compared to net interest income of $18,000 in fiscal 2004. The change from year to year was due principally to an increase in interest expense and amortization of deferred financing costs associated with a higher level of borrowing utilized to finance a portion of the Putnam Acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company’s cash and cash equivalents balance was $6,965,000, an increase of $2,824,000 from $4,141,000 at the start of fiscal 2006. This increase in cash and cash equivalents was due primarily to cash provided by operations and the permanent waiver by Webster Business Credit Corporation of the $1,500,000 cash collateral deposit requirements, partially offset by principal payments on notes payable and capital expenditures.

Net cash provided by operations was $5,959,000 for the year ended June 30, 2006, a decrease of $1,193,000 from $7,152,000 provided during fiscal 2005. This decrease was due principally to an increase in accounts receivable due to customers extending payments, which were partially offset by non-cash expenses for depreciation and amortization and equity based compensation during the year ended June 30, 2006.

Net cash used in investing activities decreased $20,224,000 to $2,006,000 for the year ended June 30, 2006 compared to $22,230,000 during fiscal 2005. This decrease is primarily related to the $18,245,000 used for the Putnam Acquisition in the year ended June 30, 2005. Additionally, in the year ended June 30, 2005, the Company made $1,500,000 cash collateral deposits as part of its credit facility. In fiscal 2006, the primary capital requirement was to fund additions to property, plant and equipment, primarily the purchases of previously leased and new lasers for cutting nitinol tube at the Company’s Menlo Park, California facility of $489,000 and a scanning electron microscope in the Bethel, Connecticut facility of $205,000. Additionally, in the year ended June 30, 2006, the Company made payments of $829,000 in connection with the purchase of Putnam. During fiscal 2006, the Company’s principal lender permanently waived the requirement for the cash collateral deposits and the $1,500,000 has been classified as cash at June 30, 2006.

During the year ended June 30, 2006, net cash used in financing activities was $1,129,000, which includes the $833,000 installment on the deferred payment for the Putnam Acquisition and the pay-down of the note payable to Webster Business Credit Corporation of $1,297,000, offset by the proceeds from notes payable of $388,000 and the issuance of common stock from the exercise of stock options and warrants for $621,000.

Working capital at June 30, 2006 was $14,377,000, an increase of $6,035,000 from $8,342,000 at June 30, 2005. The increase in working capital is a result of the permanent waiver of the cash collateral deposits and the net cash from operations, which together exceeded the capital expenditures and principal payments on notes payable for fiscal 2006.

In fiscal 2005, the primary capital requirements were to fund the Putnam Acquisition, capital expenditures and the investment in Biomer Technology Limited. In the year ended June 30, 2006, the primary capital requirement was to fund capital expenditures and principal payments on notes payable.

In connection with the Putnam Acquisition on November 9, 2004, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”) which replaced the existing credit facility with Webster Bank. The Webster Agreement includes a term loan facility consisting of a five-year term loan of $1.9 million (the “Five Year Term”) and a three-year term loan of $2.5 million (the “Three Year Term,” together with the Five Year Term known as the “Term Loan Facility”). Both term loans are repayable in equal monthly installments with the additional requirement that, under the Three Year Term, a prepayment of 50% of excess cash flow, as defined, be made annually within 90 days of the Company’s fiscal year end. The excess cash flow prepayment requirement was waived by Webster Business Credit Corporation for fiscal 2006 and 2005, but remains in effect for the remaining years of the loan term. Interest under the Five Year Term is based upon, at the Company’s option, LIBOR plus 2.75% or the alternate base rate, as defined, plus 0.25%. Interest under the Three Year Term is based upon, at the Company’s option, LIBOR plus 3.75% or the alternate base rate, as defined, plus 1.25%. Borrowings under the Term Loan Facility were used to repay approximately $1.4 million in outstanding borrowings under the existing facility with Webster Bank and to partially fund the Putnam Acquisition.

The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. As of June 30, 2006, there were no amounts outstanding under the revolving line of credit. Additionally, the Webster Agreement includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2005 on the same financing terms as the Five Year Term. As of November 9, 2005, $1,000,000 of outstanding amount under the equipment line was converted to a term loan, payable monthly, based on a seven year amortization schedule, but with a balloon payment of the then unpaid balance due November 9, 2009. On December 21, 2005, the Webster Agreement was amended to provide an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2006 on the same financing terms as the Five Year Term. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

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

Additional financing for the Putnam Acquisition was obtained on November 9, 2004 from Brookside Pecks Capital Partners, L.P. and Ironbridge Mezzanine Fund, L.P. in the form of a $7.0 million subordinated loan due November 9, 2010 (the “Subordinated Loan”). The interest rate on the Subordinated Loan is 16.5%, of which 12% is payable quarterly with the remaining 4.5% payable in additional promissory notes having identical terms as the Subordinated Loan. Originally, the interest rate was 17.5%, with 5.5% payable in additional promissory notes, but was reduced because the Company achieved certain pretax income thresholds in fiscal 2005. In future years, the interest rate is subject to similar reductions by reaching pretax thresholds and subject to increase in the event of default.

The Subordinated Loan contains various restrictive covenants including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with a fixed charge coverage ratio and leverage ratio, as defined. The Note payable outstanding under the Subordinated Loan as of June 30, 2006 and 2005 was $4,974,000 and $4,752,000, respectively.

The remaining financing for the Putnam Acquisition was provided for with the Company’s cash on hand and $2,500,000 in deferred payments. The deferred payments are non-interest bearing and are required to be paid to the seller in three equal annual installments. The first of these installments of $833,000 was paid on November 9, 2005. Total obligations of $1,587,000 and $2,313,000 were outstanding for the non-interest bearing deferred payments as of June 30, 2006 and 2005, respectively.

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

The Company has requirements to fund plant and equipment projects to support the expected increased sales volume of shape memory alloys and extruded-polymer products during fiscal 2007 and beyond. The Company expects that it will be able to finance these expenditures through a combination of existing working capital cash flows generated through operations and increased borrowings (including equipment financing). The largest risk to the liquidity of the Company would be an event that caused an interruption of cash flow generated through operations, because such an event could also have a negative impact on the Company’s ability to access credit. The Company’s current dependence on a limited number of products and customers represents the greatest risk to operations.

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

Related Party Transactions

Following the Putnam Acquisition, the Company entered into agreements with the sole shareholder of Putnam Plastics Corporation, who is now an executive officer of Memry and serves on the Board of Directors, and continued a supply arrangement with a corporation in which he is a 50% owner. Also, in November 2004, in conjunction with the Putnam Acquisition, the Company signed a lease for Putnam’s manufacturing facility located in Dayville, Connecticut in which the sole shareholder of Putnam Plastics Corporation is the lessor. The term of the lease is from November 10, 2004 to November 30, 2009 with renewal options to extend the term for thirty months. The monthly rent was based on an independent appraisal and is $18,000. In addition, the Company is leasing 2,012 square feet of warehousing space from the sole shareholder of Putnam Plastics Corporation on a month-to-month basis. Total rent paid to the sole shareholder of Putnam Plastics Corporation was $228,000 during the year ended June 30, 2006. The sole shareholder of Putnam Plastics Corporation also is a 50% shareholder of a company that is a supplier and customer of Putnam. Purchases from and sales to this company were $384,000 and $4,000, respectively, during the year ended June 30, 2006. Additionally, during the year ended June 30, 2006, the Company sold equipment to this company for $6,000 and recognized a gain of $4,000.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon the Company’s financial condition or results of operations.

Contractual Obligations

Presented below is a summary of contractual obligations as of June 30, 2006. See Notes 10 and 14 to the consolidated financial statements for additional information regarding long-term debt and operating lease obligations, respectively.

	Payment due by date (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$14,524	$3,068	$3,778	$7,678	$—
Operating lease obligations	4,229	1,128	1,728	1,157	216

Total	$18,753	$4,196	$5,506	$8,835	$216

Long-term debt obligations include expected interest payments. Interest is calculated using fixed interest rates for indebtedness that has fixed rates and the rates in effect at June 30, 2006 for indebtedness that has variable rates.

Impact of Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. The Company adopted the provisions of SFAS No. 151 on July 1, 2005. The adoption of SFAS No. 151 did not have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company adopted the provisions of SFAS No. 153 on July 1, 2005. The adoption of SFAS No. 153 did not have a material impact on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, SFAS No. 154 requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS No. 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS No. 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change to the new accounting principle. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of adopting FIN 48 on the consolidated financial statements.

FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K that are not historical fact, as well as certain information incorporated herein by reference, constitute “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties and often depend on assumptions, data or methods that may be incorrect or imprecise. The Company’s future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, those discussed below and the other risks detailed herein and in the Company’s other reports filed with the Securities and Exchange Commission.

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

Other Factors That May Affect Future Results

•	trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives, in the U.S. and other countries in which we do business, that are placing increased emphasis on the delivery of more cost-effective medical therapies

•	the trend of consolidation in the medical device industry as well as among customers of medical device manufacturers, resulting in more significant, complex and long-term contracts than in the past, potentially greater pricing pressures, and the potential loss of significant revenue

•	efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales

•	changes in governmental laws, regulations and accounting standards and the enforcement thereof that may be adverse to us

•	other legal factors including environmental concerns

•	agency or government actions or investigations affecting the industry in general or us in particular

•	the trend of regulatory agencies to recommend that medical device companies have multiple suppliers of critical components

•	changes in business strategy or development plans

•	business acquisitions, dispositions, discontinuations or restructurings

•	the continued integration of Putnam

•	availability, terms and deployment of capital

•	economic factors over which we have no control, including changes in inflation and interest rates

•	the developing nature of the market for our products and technological change

•	intensifying competition in the shape memory alloy and specialty polymer-extrusion fields

•	success of operating initiatives

•	operating costs

•	advertising and promotional efforts

•	the existence or absence of adverse publicity

•	our potential inability to obtain and maintain patent protection for our alloys, polymers, processes and applications thereof, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties

•	the possibility that adequate insurance coverage and reimbursement levels for our products will not be available

•	our dependence on outside suppliers and manufacturers

•	availability, variability and quality of raw materials

•	our exposure to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical products

•	the ability to retain management

•	business abilities and judgment of personnel

•	availability of qualified personnel

•	labor and employee benefit costs

•	natural disaster or other disruption affecting Information Technology and telecommunication infrastructures

•	acts of war and terrorist activities

•	possible outbreaks of severe acute respiratory syndrome, or SARS, bird flu, or other diseases

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

We are also subject to interest rate risk on our $3.4 million notes payable with Webster Business Credit Corporation at June 30, 2006. Interest on the notes payable is variable based on LIBOR or an alternate base, as defined. We do not believe that an increase or decrease of 10% in the effective interest rate on the notes payable would have a material effect on our future results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the report of the independent registered public accounting firm thereon are set forth on pages F-1 through F-24 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

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

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in this Item will be contained in the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2006, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in this Item will be contained in the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2006, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item will be contained in the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2006, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this Item will be contained in the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2006, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this Item will be contained in the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2006, and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements: Report of Independent Registered Public Accounting Firm; Consolidated Balance Sheets as of June 30, 2006 and 2005; Consolidated Statements of Income for the Years Ended June 30, 2005, 2004, and 2003; Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2005, 2004, and 2003; and Consolidated Statements of Cash Flows for the Years Ended June 30, 2006, 2005 and 2004; and notes to the Consolidated Financial Statements.

(2)	Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibit Listing

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement dated November 9, 2004, among the Company, Putnam Plastics Corporation and Mr. James Dandeneau	(19)

3.1	Certificate of Incorporation of the Company, as amended	(7)

3.2	Amendment to Certificate of Incorporation of the Company, as amended	(30)

3.3	By-Laws of the Company, as amended	(2)

3.4	Amendment Number 1 to By-Laws of the Company, as amended	(6)

3.5	Amendment Number 2 to By-Laws of the Company, as amended	(25)

4.1	Warrant to Purchase Common Stock issued to Brooks, Houghton & Company, Inc., dated June 30, 2001	(9)

4.2	Warrant to Purchase Common Stock issued to Brooks, Houghton & Company, Inc., dated August 30, 2001	(9)

4.3	Warrant to Purchase Common Stock issued to New England Partners, dated November 6, 2001	(9)

4.4	Warrant to Purchase Common Stock issued by the Company to ipCapital Group, Inc., dated December 18, 2001	(10)

4.5	Warrant No. 02-05 to Purchase Common Stock of the Company, dated April 3, 2002, issued to ipCapital Group Inc.	(11)

4.6	Warrant No. 02-06 to Purchase Common Stock of the Company, dated April 3, 2002, issued to ipCapital Group Inc.	(11)

4.7	Warrant No. 03-01 to Purchase Common Stock of the Company, dated April 10, 2003, issued to Trautman Wasserman & Co., Inc.	(12)

4.8	Warrant No. 03-02 to Purchase Common Stock of the Company, dated July 1, 2003, issued to Trautman Wasserman & Co., Inc.	(14)

4.9	Warrant No. 03-03 to Purchase Common Stock of the Company, dated October 1, 2003, issued to Trautman Wasserman & Co., Inc.	(15)

4.10	Warrant No. 03-04 to Purchase Common Stock of the Company, dated January 1, 2004, issued to Trautman Wasserman & Co., Inc.	(16)

10.1	Convertible Subordinated Debenture Purchase Agreement, dated as of December 22, 1994, between the Company and CII	(2)

10.2	Memry Corporation Stock Option Plan, as amended	*(3)

10.3	Amended and Restated Tinel-Lock Supply Agreement, dated as of February 19, 1997, and effective as of December 20, 1996, between the Company and Raychem Corporation	(4)

10.4	Memry Corporation’s Amended and Restated 1997 Long-Term Incentive Plan, as amended as of December 8, 2004	*(19)

10.5	Form of Nontransferable Incentive Stock Option Agreement under the 1997 Plan	*(5)

10.6	Form of Non-Qualified Stock Option Agreement under the 1997 Plan	*(27)

10.7	Sublease, dated February 3, 2000, by and between the Company and Pacific Financial Printing	(7)

10.8	Lease, dated February 8, 2001, between Berkshire Industrial Corporation and the Company	(8)

10.9	Business Park Lease, dated August 27, 2001, between 4065 Associates, L.P. and the Company, together with Agreement to Defer Certain Work, dated August 27, 2001, by and between 4065 Associates, L.P. and the Company	(8)

10.10	Amendment to Lease, dated November 6, 2001, between 4065 Associates L.P. and Memry Corporation, with Amendment to Agreement, dated November 6, 2001, by and between 4065 Associates L.P. and the Company	(9)

10.11	Sublease extension, dated September 2, 2003, by and between the Company and Pacific Financial Printing	(13)

10.12	Amendment to Lease, dated July 24, 2003, between 4065 Associates L.P. and the Company, with Second Amendment to Agreement, dated July 24, 2003, by and between 4065 Associates L.P. and the Company	(13)

10.13	Master Supply Agreement, date June 13, 2003, by and between Medtronic, Inc. and the Company	(13)

10.14	Amendment to Supply Agreement dated June 13, 2006 by and between Medtronic, Inc. and the Company	(28)

10.15	Agreement, dated as of January 30, 2003, by and between the Company and United States Surgical, Division of Tyco Healthcare Group, LP	+(13)

10.16	Amended and Restated Employment Agreement, dated as of April 28, 2006, between Dean Tulumaris and the Company	*(30)

10.17	Employment Agreement, dated as of March 1, 2003, between Ming Wu and the Company	*(14)

10.18	Second Amended and Restated Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement, dated as of January 30, 2004, between the Company and Webster Bank.	(16)

10.19	Revolving Credit Note dated November 9, 2004 made by the Company to the order of Webster Business Credit Corporation	(18)

10.20	Capital Expenditure Note dated November 9, 2004 made by the Company to the order of Webster Business Credit Corporation	(18)

10.21	Credit and Security Agreement dated as of November 9, 2004 between the Company as borrower and Webster Business Credit Corporation as lender	(18)

10.22	Sublease extension, dated June 16, 2004, by and among the Company, Pacific Financial Printing and Albert Gounod	(17)

10.23	Amended and Restated Employment Agreement, dated as of July 21, 2004, between Robert P. Belcher and the Company.	*(17)

10.24	Amendment Number 1 to the Amended and Restated Employment Agreement dated January 19, 2006 between Robert P. Belcher and the Company.	*(24)

10.25	Amendment Number 2 to the Amended and Restated Employment Agreement dated April 13, 2006 between Robert P. Belcher and the Company.	*(30)

10.26	Employment Agreement, dated as of September 8, 2004, between James G. Binch and the Company.	*(17)

10.27	Separation Agreement, dated December 9, 2005, between the Company and James G. Binch.	*(23)

10.28	Commercial Lease Agreement dated as of November 9, 2004 between James V. Dandeneau, as lessor, and MPAV Acquisition LLC, as lessee	(18)

10.29	Term Loan A Note dated November 9, 2004 made by the Company to the order of Webster Business Credit Corporation	(18)

10.30	Term Loan B Note dated November 9, 2004 made by the Company to the order of Webster Business Credit Corporation	(18)

10.31	Guaranty Agreement dated of as November 9, 2004 made by MPAV Acquisition LLC in favor of Webster Business Credit Corporation	(18)

10.32	Subordinated Loan Agreement dated as of November 9, 2004 among the Company and MPAV Acquisition LLC, as borrowers, and Ironbridge Mezzanine Fund, L.P. and Brookside Pecks Capital Partners, L.P., as lenders	(18)

10.33	Subordinated Promissory Note dated November 9, 2004 made by the Company and MPAV Acquisition LLC, jointly and severally, to the order of Brookside Pecks Capital Partners, L.P.	(18)

10.34	Subordinated Promissory Note dated November 9, 2004 made by the Company and MPAV Acquisition LLC, jointly and severally, to the order of Ironbridge Mezzanine Fund, L.P.	(18)

10.35	Standard Industrial/Commercial Single-Tenant Lease — Net dated as of December 1, 2004 between Albert M. Gounod and the Company	(18)

10.36	Summary of Additional Compensation for Non-Management Chairs of the Board of Directors and Board Committees of Memry Corporation, as approved on December 8, 2004	*(21)

10.37	Supply Agreement, dated as of November 9, 2004, by and between MPAV Acquisition LLC and Foster Corporation.	(22)

10.38	Employment Agreement, dated as of November 9, 2004, between James Dandeneau and Putnam Plastics Company LLC.	*(22)

10.39	Employment Agreement, dated August 14, 2006, between the Company and Richard F. Sowerby.	*(30)

10.40	Master Supply Agreement, effective August 1, 2006, by and between the Company and Medtronic, Inc.	(29)

10.41	Agreement, dated as of January 16, 2006, by and between the Company and United States Surgical, Division of Tyco Healthcare Group LP	(25)

10.42	First Amendment Agreement dated as of November 9, 2005 by and between the Company (“Borrower”) and Webster Business Credit Corporation (“Lender”), amending a certain Credit and Security Agreement dated as of November 9, 2004 by and between Borrower and Lender.	(26)

10.43	Second Amendment Agreement dated as of December 21, 2005 by and between the Company (“Borrower”) and Webster Business Credit Corporation (“Lender”), amending a certain Credit and Security Agreement dated as of November 9, 2004 by and between Borrower and Lender.	(26)

21.1	Information regarding Subsidiaries	(30)

23.1	Consent of Deloitte & Touche LLP	(30)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	(30)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	(30)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(30)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(30)

99.1	Amended and Restated Memry Corporation Audit Committee Charter	(19)

*	Management contract or compensatory plan of arrangement.
+	Certain confidential portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, dated April 6, 2004.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, as amended.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1996.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, as amended.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1997.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.
(8)	Incorporated by reference to the Company’s Annual Report on Form 1O-K for the fiscal year ended June 30, 2001, as amended by Amendment No. 1 thereto.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 12, 2004.
(19)	Incorporated by reference to the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 28, 2004
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 14, 2004.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 14, 2005.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 24, 2006.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 9, 2006.
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005.
(27)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on October 28, 2005.
(28)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 20, 2006.
(29)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 10, 2006.
(30)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 20, 2006

MEMRY CORPORATION

By:	/s/ ROBERT P. BELCHER
Robert P. Belcher Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD F. SOWERBY
Richard F. Sowerby Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHEL DE BEAUMONT Michel de Beaumont	Director	September 20, 2006

/s/ ROBERT P. BELCHER Robert P. Belcher	Director	September 20, 2006

/s/ KEMPTON J. COADY, III Kempton J. Coady, III	Director	September 20, 2006

/s/ JAMES V. DANDENEAU James V. Dandeneau	Director	September 20, 2006

/s/ CARMEN L. DIERSEN Carmen L. Diersen	Director	September 20, 2006

/s/ W. ANDREW KRUSEN, JR. W. Andrew Krusen, Jr.	Director	September 20, 2006

/s/ FRANCOIS MARCHAL Francois Marchal	Director	September 20, 2006

/s/ EDWIN SNAPE Edwin Snape	Chairman	September 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Memry Corporation

Bethel, Connecticut

We have audited the accompanying consolidated balance sheets of Memry Corporation and subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing our opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on July 1, 2005, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ Deloitte & Touche LLP

Stamford, Connecticut
September 18, 2006

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2006 and 2005

	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$6,965,000	$4,141,000
Accounts receivable, net	8,156,000	5,846,000
Inventories	5,418,000	4,948,000
Deferred tax assets	1,663,000	1,391,000
Prepaid expenses and other current assets	41,000	288,000

Total current assets	22,243,000	16,614,000

Property, Plant and Equipment, net	8,996,000	8,370,000

Other Assets
Intangible assets, net	7,171,000	7,842,000
Goodwill	14,146,000	13,946,000
Cash collateral deposits	—	1,500,000
Deferred financing costs, less accumulated amortization of $184,000 and $74,000 at June 30, 2006 and 2005, respectively	355,000	465,000
Deferred tax assets	1,821,000	3,508,000
Note receivable	—	407,000
Investment	409,000	—
Deposits and other assets	159,000	148,000

Total other assets	24,061,000	27,816,000

TOTAL ASSETS	$55,300,000	$52,800,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,478,000	$5,453,000
Notes payable	2,173,000	2,615,000
Income tax payable	215,000	204,000

Total current liabilities	7,866,000	8,272,000

Notes Payable, less current maturities	7,818,000	8,759,000

Other Non-current Liabilities	116,000	—

Commitments and Contingencies (See Notes)
Stockholders’ Equity
Common stock, $0.01 par value, 60,000,000 and 40,000,000 shares authorized; 29,077,486 and 28,580,591 shares issued and outstanding at June 30, 2006 and 2005, respectively	291,000	286,000
Additional paid-in capital	54,946,000	53,893,000
Accumulated deficit	(15,737,000)	(18,410,000)

Total stockholders’ equity	39,500,000	35,769,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,300,000	$52,800,000

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2006, 2005 and 2004

	2006	2005	2004
Revenues	$52,588,000	$45,008,000	$34,492,000
Cost of Revenues	32,215,000	27,095,000	20,682,000

Gross profit	20,373,000	17,913,000	13,810,000

Operating Expenses
Research and development	2,286,000	2,401,000	2,878,000
General, selling and administration, including separation charges of $1,130,000 in 2006	12,345,000	9,571,000	7,600,000
Amortization of intangible assets	504,000	379,000	133,000

	15,135,000	12,351,000	10,611,000

Operating income	5,238,000	5,562,000	3,199,000

Loss on extinguishment of debt	—	(182,000)	—

Other income	141,000	60,000	—

Interest
Expense	(1,258,000)	(1,189,000)	(74,000)
Income	195,000	157,000	92,000

	(1,063,000)	(1,032,000)	18,000

Income before income taxes	4,316,000	4,408,000	3,217,000
Provision for income taxes	1,643,000	1,683,000	839,000

Net income	$2,673,000	$2,725,000	$2,378,000

Basic earnings per share	$0.09	$0.10	$0.09

Diluted earnings per share	$0.09	$0.10	$0.09

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2006, 2005 and 2004

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares Issued	Par Value
Balance, July 1, 2003	25,537,522	$255,000	$48,906,000	$(23,513,000)	$25,648,000
Issuance of common stock and warrants	32,897	1,000	197,000	—	198,000
Net income	—	—	—	2,378,000	2,378,000

Balance, June 30, 2004	25,570,419	256,000	49,103,000	(21,135,000)	28,224,000
Issuance of common stock	153,029	1,000	249,000	—	250,000
Issuance of restricted common stock in conjunction with acquisition	2,857,143	29,000	4,541,000	—	4,570,000
Net income	—	—	—	2,725,000	2,725,000

Balance, June 30, 2005	28,580,591	286,000	53,893,000	(18,410,000)	35,769,000
Issuance of common stock	496,895	5,000	689,000	—	694,000
Equity based compensation	—	—	364,000	—	364,000
Net income	—	—	—	2,673,000	2,673,000

Balance, June 30, 2006	29,077,486	$291,000	$54,946,000	$(15,737,000)	$39,500,000

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2006, 2005 and 2004

	2006	2005	2004
Cash Flows From Operating Activities
Net income	$2,673,000	$2,725,000	$2,378,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for doubtful accounts	1,000	36,000	(111,000)
Depreciation and amortization	2,912,000	2,574,000	1,853,000
Loss (gain) from sale or write off of equipment	109,000	(10,000)	—
Deferred income taxes	1,415,000	1,251,000	656,000
Equity based compensation	436,000	78,000	198,000
Accreted interest on note receivable	(2,000)	(7,000)	—
Accreted interest on notes payable	330,000	336,000	—
Loss on extinguishment of debt	—	107,000	—
Change in operating assets and liabilities (net of business acquisition):
Accounts receivable	(2,305,000)	(430,000)	(212,000)
Inventories	(470,000)	(1,026,000)	397,000
Prepaid expenses and other current assets	247,000	(129,000)	33,000
Deposits and other assets	(11,000)	45,000	13,000
Note receivable– related party	—	—	110,000
Accounts payable and accrued expenses	613,000	1,460,000	626,000
Income taxes payable	11,000	142,000	152,000

Net cash provided by operating activities	5,959,000	7,152,000	6,093,000

Cash Flows From Investing Activities
Capital expenditures	(2,683,000)	(2,095,000)	(724,000)
Note receivable	—	(400,000)	—
Payments in connection with business acquisition	(829,000)	(18,245,000)	—
Cash collateral deposits	1,500,000	(1,500,000)	—
Proceeds from sale of equipment	6,000	10,000	—

Net cash used in investing activities	(2,006,000)	(22,230,000)	(724,000)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	621,000	172,000	—
Proceeds from notes payable	—	11,400,000	1,574,000
Principal payments on notes payable	(2,138,000)	(4,681,000)	(1,987,000)
Financing costs	—	(659,000)	(55,000)
Proceeds from equipment line of credit	388,000	612,000	—
Principal payments on capital lease obligations	—	(29,000)	(6,000)

Net cash provided by (used in) financing activities	(1,129,000)	6,815,000	(474,000)

Increase (decrease) in cash and cash equivalents	2,824,000	(8,263,000)	4,895,000
Cash and cash equivalents, beginning of year	4,141,000	12,404,000	7,509,000

Cash and cash equivalents, end of year	$6,965,000	$4,141,000	$12,404,000

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$904,000	$721,000	$89,000

Cash payments for income taxes	$235,000	$272,000	$30,000

Supplemental Schedule of Noncash Items
Conversion of note receivable to investment	$409,000	$—	$—

Recognition of asset retirement obligation	$92,000	$—	$—

Capital lease obligation incurred	$—	$—	$35,000

Business Acquisition
Fair value of assets acquired, including goodwill	$200,000	$25,807,000
Cash paid	(829,000)	(18,245,000)
Accrued purchase price payments	629,000	(629,000)
Fair value of restricted common stock issued	—	(4,570,000)
Present value of deferred payment	—	(2,228,000)

Liabilities assumed	$—	$135,000

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2006, 2005 and 2004

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of business

Memry Corporation and its subsidiaries (the “Company”), a Delaware corporation incorporated in 1981, is engaged in the business of developing, manufacturing and marketing products and components that are sold primarily to the medical device industry. The Company utilizes shape memory alloys (“SMAs”) and extruded polymers in the production of most of its products. The results of operations of Putnam Plastics Company LLC (“Putnam Plastic Company”) have been included in the consolidated statements of income from the November 9, 2004 date of acquisition of substantially all of the assets and assumed selected liabilities of Putnam Plastics Corporation (the “Putnam Acquisition”). The term “Putnam” is used herein to refer to the business operated by Putnam Plastic Corporation prior to the Putnam Acquisition and Putnam Plastics Company thereafter. See Note 2.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. During the years ended June 30, 2006 and 2005, the Company had cash deposits in excess of FDIC insured limits at various banks. The Company has not experienced any losses from such excess deposits.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of acquired businesses. The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill not be amortized, but subjected to an impairment test on an annual basis or when facts and circumstances suggest such assets may be impaired. The Company has completed its impairment tests for the years ended June 30, 2006, 2005 and 2004, which did not result in an indication of impairment. All of the $14,146,000 of goodwill at June 30, 2006 is deductible for income tax purposes.

Revenue recognition

Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Transfer of title and risk of ownership occurs upon shipment of product. Certain revenues are earned in connection with research and development grants and contracts, which are principally with various governmental agencies. Such revenues are recognized when services are rendered. Some of the Company’s research and development projects are customer-sponsored and typically provide the Company with the production rights or pay a royalty to the Company if a commercially viable product results. Such revenues are recognized as indicated above. Revenues from research and development activities were $4,233,000, $2,663,000 and $1,319,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

Property, plant and equipment

Property, plant and equipment are stated at cost. Expenditures for major renewals and improvements are capitalized, while expenditures for maintenance and repairs not expected to extend the life of an asset beyond its normal useful life are charged to expense when incurred. Interest costs incurred during the construction of property, plant and equipment are capitalized and included as part of the cost of the asset. Interest costs capitalized during the years ended June 30, 2006, 2005 and 2004 were $87,000, $25,000 and $21,000, respectively. Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of the assets are as follows:

Years
Furniture and fixtures	5-10
Tooling and equipment	3-10
Office equipment	3-5

Leasehold improvements are amortized over the term of the lease or the improvement’s estimated useful life, if shorter.

Deferred financing costs

Costs incurred in obtaining financing are capitalized and amortized over the term of the related debt. Capitalized financing costs related to debt that is retired early is expensed at the time of retirement. Amortization of deferred financing costs was $110,000, $138,000 and $10,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

401(k) plan

The Company maintains a 401(k) profit sharing and savings plan for the benefit of substantially all of its employees. The Plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine. Contributions were $435,000, $280,000 and $232,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

Research and development expense

Research and development costs are expensed as incurred. The Company incurs research and development expenses for purposes of developing its own future products. Such costs are included in operating expenses. The Company also incurs research and development expenses that are funded by customers pursuant to customer arrangements. Such costs are included in cost of revenues and were $4,753,000, $3,415,000 and $1,041,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

Shipping and handling costs

Shipping and handling costs associated with outbound freight are included in cost of revenues for the year ended June 30, 2006. For the years ended June 30, 2005 and 2004 these costs were included in general, selling and administration expenses and were $93,000 and $84,000, respectively.

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

The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings per share for the years ended June 30, 2006, 2005 and 2004:

	2006	2005	2004
Weighted average number of basic shares outstanding	28,788,594	27,496,849	25,553,916
Effect of dilutive securities:
Warrants	277,702	225,692	123,648
Stock options	441,484	540,180	297,472

Weighted average number of fully diluted shares outstanding	29,507,780	28,262,721	25,975,036

Options to purchase 1,358,168, 1,502,194 and 1,824,190 shares for the years ended June 30, 2006, 2005 and 2004, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and therefore, the effect would be antidilutive. Additionally, warrants to purchase 319,536 shares for the year ended June 30, 2004 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

Stock compensation plans

On July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services and the transactions that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and, in effect, accounts for those transactions as part of the consolidated financial statements of the entity and not as a footnote disclosure, as the Company had elected under the provisions of SFAS No. 123,“Accounting for Stock-Based Compensation”. Under SFAS No. 123(R), the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the date of adoption. The Company recorded compensation expense of $364,000 related to the adoption of SFAS No. 123(R) for the year ended June 30, 2006. To date, the majority of the Company’s stock option grants have been qualified incentive stock options (“ISOs”). Compensation expense for ISOs is nondeductible for income tax purposes, except as noted below. Therefore, an income tax benefit has only been recorded for compensation expense on non-qualified stock options calculated under the provisions of SFAS No. 123(R). The Company may recognize some income tax benefit in the future on ISOs issued on or after the adoption date. The amount of income tax benefit recognized will be contingent upon the amount of options exercised, whether the exercise is a disqualifying disposition and the statutory income tax rate at the time of exercise, among other factors. For the year ended June 30, 2006, compensation expense of $43,000 ($26,000 net of income taxes) was recorded on non-qualified options. At June 30, 2006, there was $1,102,000 of total unrecognized compensation cost related to stock-based compensation. That cost is expected to be recognized over a weighted average period of 1.2 years.

Pro-Forma Disclosures

In adopting SFAS No. 123(R), the Company elected not to use the modified retrospective application and, therefore did not restate its results for the years ended June 30, 2005 and 2004. During this period, the Company was following SFAS No. 123, which allowed an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to

Employees,” whereby compensation cost was the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued to employees and directors under the Company’s stock option plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost was recognized. Under APB Opinion No. 25, the Company generally only recorded stock-based compensation expense for the fair value of common stock issued to its directors which was $72,000 ($45,000 net of income taxes), $78,000 ($48,000 net of income taxes) and $72,000 ($53,000 net of income taxes) for the years ended June 30, 2006, 2005 and 2004, respectively.

On January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123.” For the for the years ended June 30, 2005 and 2004, the Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share, and other disclosures, as if the fair value based method of accounting had been applied. Had compensation cost for issuance of such stock options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123(R) for the years ended June 30, 2005 and 2004, reported net income and per share amounts for years ended June 30, 2005 and 2004, would have been as shown in the following table. The reported and pro forma net income and per share amounts for the year ended June 30, 2006 are the same since stock-based compensation is calculated under the provisions of SFAS No. 123(R). The amounts for the year ended June 30, 2006 are included in the following table only to provide the detail for comparative presentation to the comparable periods in 2005 and 2004.

	Year Ended June 30,
	2006	2005	2004
Net income, as reported	$2,673,000	$2,725,000	$2,378,000
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	392,000	48,000	53,000
Deduct: compensation expense determined under fair value based method for all awards, net of related tax effects	(392,000)	(350,000)	(285,000)

Net income: as reported for the year ended June 30, 2006 and pro forma for years ended June 30, 2005 and 2004	$2,673,000	$2,423,000	$2,146,000

Basic earnings per share:
As reported	$0.09	$0.10	$0.09

As reported for year ended June 30, 2006 and pro forma for years ended June 30, 2005 and 2004	$0.09	$0.09	$0.08

Diluted earnings per share:
As reported	$0.09	$0.10	$0.09

As reported for the year ended June 30, 2006 and pro forma for years ended June 30, 2005 and 2004	$0.09	$0.09	$0.08

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

	Year Ended June 30,
	2006	2005		2004
Expected dividend rate	—	—		—
Risk free interest rate	4.35% - 5.05%	2.89% - 3.9	0%	1.93% - 3.1	3%
Weighted average expected lives, in years	5.6	3.0		3.0
Price volatility	73%	70%		78%
Weighted average fair value at date of grant for options granted	$1.51	$0.83		$0.86
Total intrinsic value of options exercised	$386,000	$68,000		$—
Total cash received from options exercised	$543,000	$72,000		$—

Impact of recently issued accounting standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. The Company adopted the provisions of SFAS No. 151 on July 1, 2005. The adoption of SFAS No. 151 did not have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company adopted the provisions of SFAS No. 153 on July 1, 2005. The adoption of SFAS No. 153 did not have a material impact on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, SFAS No. 154 requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS No. 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS No. 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change to the new accounting principle. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of adopting FIN 48 on the consolidated financial statements.

Note 2. Acquisition

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

The purchase price, including acquisition costs, consisted of $19.1 million in cash, 2,857,143 shares of Memry Corporation common stock (with a fair value of $4.6 million) and $2.5 million in deferred payments (with a fair value of $2.2 million). The shares are subject to various restrictions, including, subject to certain exceptions, a limitation on the sale of shares in the public market to 250,000 per calendar quarter. For a description of the financing of the Putnam Acquisition, see Note 10.

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

The consolidated financial statements for the year ended June 30, 2005 include the financial results of Putnam beginning November 9, 2004. The following table discloses the unaudited pro forma consolidated results assuming the Putnam Acquisition was made at the beginning of fiscal 2004:

	Year Ended June 30,
	2005	2004
Revenues	$48,798,000	$44,756,000
Net income	$2,699,000	$2,534,000
Earnings per share:
Basic	$0.09	$0.09
Diluted	$0.09	$0.09

The unaudited pro forma consolidated results neither purport to be indicative of results that would have occurred had the Putnam Acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

Note 3. Inventories

Inventories consist of the following at June 30, 2006 and 2005:

	2006	2005
Raw materials and supplies	$2,389,000	$2,022,000
Work-in-process	1,717,000	2,021,000
Finished goods	1,312,000	905,000

	$5,418,000	$4,948,000

Note 4. Property, Plant and Equipment

Property, plant and equipment consist of the following at June 30, 2006 and 2005:

	2006	2005
Furniture and fixtures	$1,396,000	$1,382,000
Tooling and equipment	18,041,000	15,532,000
Leasehold improvements	3,151,000	2,983,000

	22,588,000	19,897,000
Less accumulated depreciation and amortization	(13,592,000)	(11,527,000)

	$8,996,000	$8,370,000

Depreciation and amortization of property, plant and equipment was $2,107,000, $1,945,000 and $1,709,000 for the years ended June 30, 2006, 2005 and 2004, respectively. As of June 30, 2006 and 2005, there were amounts due for capital expenditures included in accounts payable of $57,000 and $16,000 in addition to the $2,683,000 and $2,095,000 of cash disbursed for capital expenditures, respectively, during the years then ended. During the year ended June 30, 2006, the Company wrote-off $117,000 of equipment no longer deemed realizable. During the year ended June 30, 2005, the Company acquired $3,114,000 of property, plant and equipment in connection with the Putnam Acquisition.

Note 5. Intangible Assets

Intangible assets include the allocation of the purchase price relating to the Putnam Acquisition on November 9, 2004.

The following table sets forth intangible assets, including the accumulated amortization:

		June 30, 2005
	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,200,000	$800,000
Customer relationships	15 years	3,400,000	151,000	3,249,000
Developed technology	15 years	2,500,000	111,000	2,389,000
Trade name	20 years	1,100,000	37,000	1,063,000
Employment agreement	4.5 years	400,000	59,000	341,000

Total		$9,400,000	$1,558,000	$7,842,000

		June 30, 2006
	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,333,000	$667,000
Customer relationships	15 years	3,400,000	378,000	3,022,000
Developed technology	15 years	2,500,000	278,000	2,222,000
Trade name	20 years	1,100,000	92,000	1,008,000
Employment agreement	4.5 years	400,000	148,000	252,000

Total		$9,400,000	$2,229,000	$7,171,000

Intangible assets are amortized on a straight-line basis over their expected useful lives. Amortization expense related to intangible assets was $671,000, $491,000 and $133,000 for the years ended June 30, 2006, 2005 and 2004, respectively. Of the 2006 and 2005 amounts, $167,000 and $112,000, respectively, were charged to cost of goods sold. Estimated annual amortization expense of intangible assets for the next five years is expected to be as follows:

Year ending June 30,	Amount
2007	$671,000
2008	670,000
2009	656,000
2010	582,000
2011	582,000
Thereafter	4,010,000

$7,171,000

Note 6. Goodwill

Goodwill includes the allocation of the purchase price relating to the Putnam Acquisition on November 9, 2004. The changes in the carrying amount of goodwill by segment for the years ended June 30, 2006 and 2005, are as follows:

	Nitinol Products	Polymer Products	Total
Balance as of July 1, 2004	$1,038,000	$—	$1,038,000
Goodwill acquired during period	—	12,908,000	12,908,000

Balance as of June 30, 2005	1,038,000	12,908,000	13,946,000
Goodwill acquired during period	—	200,000	200,000

Balance as of June 30, 2006	$1,038,000	$13,108,000	$14,146,000

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

The goodwill acquired during the year ended June 30, 2005 results from the excess of the purchase price in excess of the fair value of Putnam’s identifiable assets acquired and selected liabilities assumed in connection with the Putnam Acquisition. The Putnam Acquisition included a payment for the “Tax Gross-Up” of personal income tax differences due to the sole shareholder of Putnam Plastics Corporation. At June 30, 2005, the Company had estimated that the income tax difference would be $400,000 and this amount was included in the purchase price at June 30, 2005. However, the actual amount due to the sole shareholder of Putnam Plastics Corporation was $600,000. The full $600,000 was paid in fiscal 2006 and has been accounted for as goodwill. In addition, there was a final working capital adjustment that was paid in fiscal 2006 to the sole shareholder of Putnam Plastics Corporation of $229,000 that was accrued for as of June 30, 2005.

Note 7. Investment / Note Receivable

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

Note 8. Cash Collateral Deposits

In connection with the Putnam Acquisition on November 9, 2004, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”), which replaced the existing credit facility with Webster Bank. As part of the Webster Agreement, the Company was required to maintain cash collateral deposits of $1,500,000. On November 9, 2005, Webster Business Credit Corporation permanently waived the cash collateral deposit requirements. As of June 30, 2005, this deposit was $1,500,000.

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2006 and 2005:

	2006	2005
Accounts payable	$1,716,000	$1,747,000
Accrued bonuses	1,500,000	914,000
Accrued vacation	725,000	693,000
Accrued separation charges	508,000	—
Accrued purchase price of Putnam Acquisition	—	629,000
Accrued expenses – other	1,029,000	1,470,000

	$5,478,000	$5,453,000

Note 10. Notes Payable

Notes payable consist of the following at June 30, 2006 and 2005:

	2006	2005
Five year term note payable to Webster Business Credit Corporation dated November 9, 2004, due in monthly installments of $31,666, plus interest at a variable rate, due November 9, 2009.	$1,298,000	$1,678,000
Three year term note payable to Webster Business Credit Corporation dated November 9, 2004, due in monthly installments of $69,445, plus interest at a variable rate, due November 9, 2007.	1,180,000	2,014,000
Advance on equipment line of credit from Webster Business Credit Corporation, interest at a variable rate, interest only until December 2005, at which time it converts to a term loan amortized over seven years with interest and principal payable monthly with a balloon payment due November 9, 2009.	917,000	612,000
Subordinated loan payable to Brookside Pecks Capital Partners, L.P. and Ironbridge Mezzanine Fund, L.P., due November 9, 2010. Interest of 12% interest per annum is paid quarterly, plus the loan accrues additional interest at 4.5% per annum which is paid in the form of additional promissory notes.	4,974,000	4,752,000
Deferred payment as part of Putnam acquisition of $2.5 million, in three equal annual installments beginning November 9, 2005. The payments are non-interest bearing and had a present value of $2.2 million (at a discount rate of 6%) as of November 9, 2004.	1,587,000	2,313,000
Other.	35,000	5,000

	9,991,000	11,374,000
Less current maturities	2,173,000	2,615,000

	$7,818,000	$8,759,000

Future maturities of notes payable at June 30, 2006 are as follows:

Amount
2007	$2,173,000
2008	1,675,000
2009	523,000
2010	646,000
2011	4,974,000

$9,991,000

In connection with the Putnam Acquisition on November 9, 2004, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”). The Webster Agreement includes a term loan facility consisting of a five year term loan of $1.9 million (the “Five Year Term”) and a three year term loan of $2.5 million (the “Three Year Term”), collectively (the “Term Loan Facility”). Both term loans are repayable in equal monthly installments with the additional requirement that, under the Three Year Term, a prepayment of 50% of excess cash flow, as defined, be made annually within 90 days of the Company’s fiscal year end. The excess cash flow prepayment requirement was waived by Webster Business Credit Corporation for fiscal 2006 and 2005, but remains in effect for the remaining years of the loan term. Interest under the Five Year Term is based upon, at the Company’s option, LIBOR plus 2.75% or the alternate base rate, as defined, plus 0.25%. Interest under the Three Year Term is based upon, at the Company’s option, LIBOR plus 3.75% or the alternate base rate, as defined, plus 1.25%. Borrowings under the Term Loan Facility were used to repay approximately $1.4 million in outstanding borrowings under the previous facility with Webster Bank and to partially fund the Putnam Acquisition.

The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. As of June 30, 2006, there were no amounts outstanding under the revolving line of credit. Additionally, the Webster Agreement includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2005 at the same financing terms as the Five Year Term. As of November 9, 2005, $1,000,000 of the outstanding amount under the equipment line was converted to a term loan, payable monthly, based on a seven year amortization schedule, but with a balloon payment of the then unpaid balance due November 9, 2009. On December 21, 2005, the Webster Agreement was amended to provide an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2006 on the same financing terms as the Five Year Term. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

The Webster Agreement contains various restrictive covenants, including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with a fixed charge coverage ratio and leverage ratio, as defined. Additionally, the Company was required to maintain cash as collateral security until the Three Year Term loan is paid in full. For the first year of the Webster Agreement, the collateral security was $1,500,000. This amount had been classified as cash collateral deposits on the June 30, 2005 consolidated balance sheet. On November 9, 2005, Webster Business Credit Corporation permanently waived the cash collateral deposit requirements, and these funds have been accounted for as cash and cash equivalents as of June 30, 2006.

Additional financing for the Putnam Acquisition was obtained on November 9, 2004 from Brookside Pecks Capital Partners, L.P. and Ironbridge Mezzanine Fund, L.P. in the form of a $7.0 million subordinated loan due November 9, 2010 (the “Subordinated Loan”). The interest rate on the Subordinated Loan is 16.5%, of which 12% is payable quarterly with the remaining 4.5% payable in additional promissory notes having identical terms as to the Subordinated Loan. Originally, the interest rate was 17.5%, with 5.5% payable in additional promissory notes, but was reduced because the Company achieved certain pretax income thresholds in fiscal 2005. In future years, the interest rate is subject to similar reductions by reaching pretax thresholds and subject to increase in the event of default.

The Subordinated Loan contains various restrictive covenants including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with a fixed charge coverage ratio and leverage ratio, as defined.

In June 2005, the Company made a payment of $2.5 million against the Subordinated Loan which resulted in a 3% prepayment penalty of $75,000 and, as a result of the prepayment, the Company wrote-off $107,000 of deferred financing costs. The total of $182,000 is included in the loss on extinguishment of debt on the consolidated statement of income for the year ended June 30, 2005.

The remaining financing for the Putnam Acquisition was provided for with the Company’s cash on hand and $2,500,000 in deferred payments. The deferred payments are non-interest bearing and are required to be paid to the seller in three equal annual installments. The first of these installments of $833,000 was paid on November 9, 2005.

Note 11. Capital Stock

Common stock

At the Company’s annual meeting of stockholders held on January 19, 2006, the stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 60,000,000 shares.

During the years ended June 30, 2006, 2005 and 2004, 32,610, 39,674 and 45,546 shares of common stock with a fair value of $72,000, $78,000 and $72,000, respectively, were awarded to the Company’s non-employee directors. These shares were awarded to the non-employee directors in accordance with one of the Company’s stock-based compensation plans. Compensation expense recognized for the issuance of shares of common stock is calculated utilizing the fair market value of the common stock at the date of issuance. During the year ended June 30, 2004, the Company began issuing the shares in the quarter subsequent to their award. As a result, 5,922, 8,862 and 12,649 shares awarded during the years ended June 30, 2006, 2005 and 2004, respectively, were issued in the subsequent year.

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

During the year ended June 30, 1998, the Company adopted the Memry Corporation Long-term Incentive Plan (the “1997 Plan”). Under the 1997 Plan, 6,000,000 incentive and non-qualified stock options may be granted to employees and non-employee directors under terms similar to the 1994 Plan. Stock options are granted at prices equal to the fair market value of the Company’s common stock at the date of grant, have a ten year contractual term and vest over three or four years. Also, under the 1997 Plan, Stock Appreciation Rights (“SARs”), Limited Stock Appreciation Rights (“Limited SARs”), restricted stock, and performance shares may be granted to employees. With respect to SARs, upon exercise, the Company must pay to the employee the difference between the current market value of the Company’s common stock and the exercise price of the SARs. The SARs terms are determined at the time of each individual grant. However, if SARs are granted which are related to an incentive stock option, then the SARs will contain similar terms to the related option. Limited SARs may be granted in relation to any option or SARs granted. Upon exercise, the Company must pay to the employee the difference between the current market value of the Company’s common stock and the exercise price of the related options or SARs. Upon the exercise of SARs or Limited SARs, any related stock option or SARs outstanding will no longer be exercisable. As of June 30, 2006 and 2005, there were no SARs or Limited SARs outstanding. As of June 30, 2006, 2,942,950 shares were available for grant under the 1997 Plan.

During the first quarter of fiscal 2006, the Company began granting performance-based options (“PBOs”) under the 1997 Plan. Under the PBO feature, each fiscal year the Company may grant selected executives and other key employees share option awards whose vesting is contingent on meeting various company-wide performance goals based primarily on revenue growth and profitability over a multi-year period. The fair value of each PBO granted is estimated on the date of the grant using the same option valuation model used for options previously granted under the 1997 Plan and assuming performance goals will be achieved. If any of such goals are met, a percentage of such options will vest in accordance with the prescribed vesting schedule. If such goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed relating to the specific goal and vesting period. The performance goals for the year ended June 30, 2006 were not met. Accordingly, no compensation expense was recorded for the PBOs.

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

During the years ended June 30, 2006, 2005 and 2004, the Company’s directors were granted 53,000, 65,000 and 49,000 stock options, respectively.

The following table summarizes the Company’s stock options outstanding at June 30, 2006, 2005 and 2004 and changes during the years then ended:

	Options Outstanding	Weighted Average Exercise Price
Balance, July 1, 2003	2,986,978	$2.05
Canceled	(107,920)	2.04
Granted	763,755	1.68

Balance, June 30, 2004	3,642,813	1.97
Canceled	(263,618)	1.62
Granted	534,304	1.90
Exercised	(59,568)	1.19

Balance, June 30, 2005	3,853,931	2.00
Canceled	(1,550,865)	2.49
Granted	776,534	2.29
Exercised	(386,345)	1.41

Balance, June 30, 2006	2,693,255	$1.88

The aggregate intrinsic value of options outstanding at June 30, 2006 was $3,176,000. At June 30, 2006, 2005 and 2004, 1,534,887, 2,464,484 and 2,167,378 (weighted average exercise price of $1.85, $2.18 and $2.26, respectively) of the outstanding stock options were exercisable. The aggregate intrinsic value of options exercisable at June 30, 2006 was $1,885,000. The weighted-average grant date fair value per stock option granted during the years ended June 30, 2006, 2005 and 2004 was $1.51, $0.83 and $0.85, respectively. For the years ended June 30, 2006, 2005 and 2004, all stock options granted have an exercise price equal to the fair market value of the Company’s stock at the date of grant.

Stock options outstanding at June 30, 2006 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.90 to $1.20	400,475	6.0	$1.02	343,625	$1.02
1.21 to 1.60	317,333	7.2	1.40	177,484	1.41
1.61 to 2.00	970,092	6.8	1.81	525,583	1.83
2.01 to 2.40	807,897	8.0	2.26	290,737	2.20
2.41 to 2.80	3,840	3.7	2.64	3,840	2.64
2.81 to 3.20	127,737	3.8	2.87	127,737	2.87
3.21 to 4.00	65,881	1.9	4.00	65,881	4.00

$0.90 to $4.00	2,693,255	6.8	$1.88	1,534,887	$1.85

Warrants

The Company has also issued warrants. The cost charged to operations for warrants granted for investment banking services incurred during the year ended June 30, 2004 was $126,000. There were no costs for warrants in the years ended June 30, 2006 and 2005. All warrants are immediately exercisable upon issuance and have a five year contractual term.

The following table summarizes warrants outstanding at June 30, 2006, 2005 and 2004, and the changes during the years then ended:

	Warrants Outstanding	Weighted- Average Exercise Price
Balance, July 1, 2003	3,350,167	$2.05
Canceled	(2,581,000)	2.20
Granted	187,500	1.70

Balance, June 30, 2004	956,667	1.46
Canceled	(56,667)	2.00
Exercised	(50,000)	2.00

Balance, June 30, 2005	850,000	1.39
Exercised	(75,000)	1.05

Balance, June 30, 2006	775,000	$1.43

Warrants outstanding at June 30, 2006 are as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.25 to $1.50	525,000	0.4	$1.30	525,000	$1.30
$1.70	250,000	2.1	1.70	250,000	1.70

$1.05 to $1.70	775,000	1.0	$1.43	775,000	$1.43

Note 12. Major Customers

Revenues for the years ended June 30, 2006, 2005 and 2004, includes sales to major customers, each of which accounted for greater than 10% of the total revenues of the Company. Sales to these customers during the years ended June 30, 2006, 2005 and 2004, and accounts receivable from these customers at June 30, 2006, 2005 and 2004, are as follows (Putnam revenues are included for the period subsequent to the Putnam Acquisition):

	2006		2005		2004
	Sales	Accounts Receivable	Sales	Accounts Receivable	Sales	Accounts Receivable
Company A	$7,880,000	$1,457,000	$6,774,000	$584,000	$5,544,000	$979,000
Company B	14,609,000	2,066,000	14,364,000	1,674,000	13,464,000	1,474,000

	$22,489,000	$3,523,000	$21,138,000	$2,258,000	$19,008,000	$2,453,000

Note 13. Major Suppliers

The Company currently purchases a significant portion of raw materials from five suppliers. The Company obtains its SMAs from one principal source. The Company expects to be able to continue to acquire SMAs in sufficient quantities for its needs from this supplier. In addition, if the Company were, for whatever reason, not able to secure an adequate supply of SMAs from this supplier, the Company has identified other suppliers that would be able to supply the Company with sufficient quantities of SMAs, although it is likely the Company would suffer meaningful transitional difficulties for certain products if it had to switch to an alternate supplier.

The Company obtains its polymers from four principal sources. The Company expects to be able to continue to acquire polymers in sufficient quantities for its needs from these suppliers. In addition, if the Company were, for whatever reason, not able to secure an adequate supply of polymers from these suppliers, the Company believes that there is an active worldwide polymer market and would not anticipate any long term problem procuring necessary quantities of polymers.

While the Company also relies on outside suppliers for its non-SMA and non-polymer components of sub-assembled products, the Company does not anticipate any difficulty in continuing to obtain non-SMA and non-polymer raw materials and components necessary for the continuation of the Company’s business.

Note 14. Operating Leases

The Company leases its Bethel and Dayville, Connecticut and California manufacturing and office facilities under operating leases. The lease on the Bethel, Connecticut facility expires in June 2011 and the lease on the principal California facility expires in June 2008. In conjunction with the Putnam Acquisition, the Company entered into a lease agreement for the Dayville, Connecticut facility with the sole shareholder of Putnam Plastics Corporation that expires in November 2009 with renewal options to extend the term for thirty months. In addition, the Company is leasing 2,012 square feet of warehousing space from the sole shareholder of Putnam Plastics Corporation on a month-to-month basis. Total rent paid to the sole shareholder of Putnam Plastics Corporation was $228,000 and $145,000 during the years ended June 30, 2006 and 2005, respectively.

Future minimum lease payments under non-cancelable operating leases, with remaining terms of one year or more, are as follows at June 30, 2006:

Amount
2007	$1,128,000
2008	1,134,000
2009	594,000
2010	594,000
2011	563,000
Thereafter	216,000

$4,229,000

Rent expense for the years ended June 30, 2006, 2005 and 2004, was $1,218,000, $1,294,000 and $1,357,000, respectively. The leases require the Company to pay operating expenses. Rent expense is recognized on a straight-line basis over the minimum lease term.

Note 15. Income Taxes

The provision (benefit) for income taxes for the years ended June 30, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Current:
Federal	$14,000	$235,000	$55,000
State	214,000	197,000	128,000

	228,000	432,000	183,000

Deferred:
Federal	1,400,000	1,275,000	1,011,000
State	15,000	(24,000)	(355,000)

	1,415,000	1,251,000	656,000

	$1,643,000	$1,683,000	$839,000

A reconciliation of the statutory U.S. Federal rate to the effective rate is as follows:

	Year Ended June 30,
	2006		2005		2004
Provision for income taxes at statutory federal rate	$1,467,000	34%	$1,498,000	34%	$1,094,000	34%
Increase (decrease) resulting from:
Nondeductible expense for equity-based compensation	109,000	3%	—	—	—	—
State income taxes, net of federal tax benefit	152,000	3%	115,000	2%	84,000	3%
State R&D tax credits	—	—	—	—	(350,000)	(11)%
Extraterritorial income exclusion-tax benefit on export sales	(139,000)	(3)%	—	—	—	—
Other	54,000	1%	70,000	2%	11,000	0%

Provision (benefit) for income taxes	$1,643,000	38%	$1,683,000	38%	$839,000	26%

The recognition of tax benefits related to the exercise of warrants and the exercise of stock options and subsequent sale of the underlying stock of $280,000 is being deferred per SFAS No. 123(R) and will be recognized when the net operating loss carryforwards are fully utilized.

The components of deferred tax assets and liabilities included on the balance sheet are as follows:

	June 30,
	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$141,000	$155,000
Inventory write-downs	214,000	135,000
Separation charges	186,000	—
Capitalization of inventory costs	798,000	775,000
Vacation accruals	266,000	279,000
State R&D and other credit carryforwards	757,000	579,000
Net operating loss carryforwards	1,848,000	3,215,000
Other	72,000	46,000

Deferred tax assets	4,282,000	5,184,000

Deferred tax liabilities:
Depreciation	161,000	—
Amortization of intangible assets	637,000	285,000

Deferred tax liabilities	798,000	285,000

Net deferred tax assets	$3,484,000	$4,899,000

No valuation allowance has been provided on the deferred tax assets, as the Company has determined that it is more likely than not, that these assets will be realized. To the extent that estimates of future taxable income decrease or do not materialize, a valuation allowance may be required in the future.

At June 30, 2006, the Company has federal net operating loss carryforwards for income tax purposes, which expire as follows:

Amount
2009	$1,104,000
2010	2,498,000
2011	2,622,000

$6,224,000

In addition, the Company has state tax credit carryforwards available to offset future taxable income of $481,000, which expire in various amounts from 2015 through 2020.

Note 16. Bonus Plan

The Company has a bonus plan under which its employees may earn a bonus based on a combination of pre-tax profits and individual performance. The payment of bonuses is subject to annual approval by the Board of Directors. Expenses recognized under this plan were $1,500,000, $897,000 and $596,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

Note 17. Business Segments

The Company’s product lines consist of SMAs and specialty polymer-extrusion products. Currently, the predominant SMA utilized by the Company is a nickel-titanium alloy commonly referred to as nitinol. Prior to the Putnam Acquisition, the Company only produced SMAs. Both product lines provide products primarily to the medical device industry using the Company’s proprietary shape memory alloy and polymer-extrusion technologies. Medical device products utilizing these technologies include stent components, catheter components, guidewires, laparoscopic surgical sub-assemblies, orthopedic instruments, urological devices and similar products. The Company also produces a limited number of products for the commercial and industrial market. The Company also provides engineering services to assist customers in the development of products based on the properties of shape memory alloys and extruded polymers. During the quarter ended December 31, 2005, the Company revised management responsibilities and made changes to its sales organization and employee bonus program as it began managing its business as two business segments: (i) Nitinol Products Segment, and (ii) Polymer Products Segment. Prior to that time, the Company had operated as one business segment. All years reflect the results based on these two business segments.

The Nitinol Products Segment provides design support, manufactures and markets advanced materials which possess the ability to change their shape in response to thermal and mechanical changes, and the ability to return to their original shape following deformations from which conventional materials cannot recover. The Nitinol Products Segment’s products are used in applications for stent components, filters, embolic protection devices, guidewires, catheters, surgical instruments and devices, orthopedic devices, orthodontic apparatus, cellular telephone antennae, high pressure sealing devices, fasteners, and other devices.

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

Included in the line item “Corporate items and eliminations” below are the eliminations between the two segments, as well as general and corporate items. Business segment information is presented below:

	Year Ended June 30,
	2006	2005	2004
Revenues
Nitinol Products	$37,015,000	$36,987,000	$34,492,000
Polymer Products	15,811,000	8,090,000	—
Corporate items and eliminations	(238,000)	(69,000)	—

Consolidated	$52,588,000	$45,008,000	$34,492,000

Gross profit
Nitinol Products	$13,351,000	$14,363,000	$13,810,000
Polymer Products	7,022,000	3,550,000	—

Consolidated	$20,373,000	$17,913,000	$13,810,000

	June 30,
	2006	2005
Total Assets
Nitinol Products	$17,597,000	$15,014,000
Polymer Products	26,153,000	25,867,000
Corporate items and eliminations	11,550,000	11,919,000

Consolidated	$55,300,000	$52,800,000

Geographic segment information is presented below:

	Year Ended June 30,
	2006	2005	2004
Revenues
United States	$40,604,000	$35,838,000	$31,866,000
Dominican Republic	6,892,000	4,382,000	462,000
All other	5,092,000	4,788,000	2,164,000

Total	$52,588,000	$45,008,000	$34,492,000

The Company attributes sales to unaffiliated customers in different countries on the basis of the ship-to location of the customer. Substantially all of the revenues in the Dominican Republic represent sales to an off-shore manufacturing facility of a company based in the United States.

Note 18. Separation Charges

Effective December 9, 2005, the Company’s President and Chief Executive Officer retired from his position and was succeeded by the Company’s Senior Vice President and Chief Financial Officer, who was serving as President and Chief Executive Officer on an interim basis. In connection with the retirement, the Company has recorded separation charges of $1,130,000, including $182,000 of associated legal fees, during the year ended June 30, 2006. These separation charges are included as General, Selling and Administrative expenses. As of June 30, 2006, $508,000 of these separation costs has been accrued and are included as Accrued Separation Charges in Accounts Payable and Accrued Expenses (see Note 9).

Note 19. Commitments and Contingencies

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

On May 12, 2006, the Company and Schlumberger filed a motion for summary judgment that Kentucky Oil lacks standing to assert causes of action for trade secrets misappropriation and or correction of inventorship. A hearing on the motion was held on July 21, 2006 and the Company is awaiting a ruling. The parties have recently finished exchanging written discovery and will commence depositions of all fact witnesses, to be immediately followed by expert discovery. Trial of this matter is scheduled for April 9, 2007. The Company believes the counterclaims are without merit and is vigorously defending its position.

The Company purchases SMAs and polymer materials in connection with the manufacture of its products. Some of the Company’s vendors have minimum order requirements from their suppliers and, as a result, require the Company to place purchase orders large enough to support their own minimum order requirements. However, although the Company has open purchase orders for raw materials and supplies, the Company does not have a contractual obligation to pay for items not yet shipped.

Note 20. Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions and Write-offs (A)	Balance at End of Year
Allowance for doubtful accounts:
Year ended June 30, 2006	$60,000	$1,000	$1,000	$60,000

Year ended June 30, 2005	$30,000	$36,000	$6,000	$60,000

Year ended June 30, 2004	$148,000	$(111,000)	$7,000	$30,000

(A)	Represents uncollectible accounts receivable written-off.

Note 21. Related Party Transactions

Following the Putnam Acquisition, the Company entered into agreements with the sole shareholder of Putnam Plastics Corporation, who is currently an executive officer of the Company and serves on the Board of Directors. The Company entered into a lease for Putnam’s manufacturing facility located in Dayville, Connecticut in which the sole shareholder of Putnam Plastics Corporation is the lessor (see Note 14). The monthly rent of $18,000 is based on an independent appraisal. In addition, the Company is leasing 2,012 square feet of warehousing space from the sole shareholder of Putnam Plastics Corporation on a month-to-month basis. Total rent paid to the sole shareholder of Putnam Plastics Corporation was $228,000 and $145,000 during the years ended June 30, 2006 and 2005. The sole shareholder of Putnam Plastics Corporation also is a 50% shareholder of a company that is a supplier and customer of Putnam. Purchases from this company were $384,000 and $124,000 during the year ended June 30, 2006 and the period from November 9, 2004 to June 30, 2005, respectively. Sales to this company were $4,000 and $13,000 during the year ended June 30, 2006 and the period from November 9, 2004 to June 30, 2005, respectively. Additionally, during the year ended June 30, 2006, the Company sold equipment to this company for $6,000 and recognized a gain of $4,000. As of June 30, 2006 and 2005, $26,000 and $9,000, respectively, was owed to this company by the Company, and these amounts are included in “Accounts Payable and Accrued Expenses.”

During each of the years ended June 30, 2006, 2005 and 2004, the Company paid $30,000 for investor relations services to a company in which a member of the Company’s Board of Directors is a director of such company.