Form 10-Q
period 2006-09-30
MEMRY CORP
filed 2006-11-13
CIK 720896

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 7, 2006, 29,569,835 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

MEMRY CORPORATION

FORM 10-Q

For the quarter ended September 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Memry Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2006	June 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$8,045,000	$6,965,000
Accounts receivable, less allowance for doubtful accounts	7,371,000	8,156,000
Inventories	5,857,000	5,418,000
Deferred tax asset	1,663,000	1,663,000
Prepaid expenses and other current assets	339,000	41,000

Total current assets	23,275,000	22,243,000

Property, plant and equipment	23,267,000	22,588,000
Less accumulated depreciation	(14,184,000)	(13,592,000)

	9,083,000	8,996,000

Other assets
Intangible assets, less accumulated amortization	7,004,000	7,171,000
Goodwill	14,146,000	14,146,000
Deferred financing costs, less accumulated amortization	328,000	355,000
Investment	409,000	409,000
Deferred tax asset	1,223,000	1,821,000
Deposits and other assets	157,000	159,000

Total other assets	23,267,000	24,061,000

TOTAL ASSETS	$55,625,000	$55,300,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,724,000	$5,478,000
Notes payable	2,196,000	2,173,000
Income tax payable	227,000	215,000

Total current liabilities	7,147,000	7,866,000

Notes payable, less current maturities	7,545,000	7,818,000

Other non-current liabilities	119,000	116,000

Commitments and contingencies (see notes)

Stockholders’ equity
Common stock, $0.01 par value, 60,000,000 shares authorized; 29,185,219 and 29,077,486 shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	292,000	291,000
Additional paid-in capital	55,244,000	54,946,000
Accumulated deficit	(14,722,000)	(15,737,000)

Total stockholders’ equity	40,814,000	39,500,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,625,000	$55,300,000

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries

Condensed Consolidated Statements of Income

For the Three Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
Revenues	$13,830,000	$12,667,000
Cost of revenues	8,107,000	7,918,000

Gross profit	5,723,000	4,749,000

Operating expenses
Research and development	493,000	465,000
General, selling and administration	3,260,000	2,981,000
Amortization of intangible assets	126,000	126,000
Other	(17,000)	—

	3,862,000	3,572,000

Operating income	1,861,000	1,177,000

Interest
Expense	(306,000)	(321,000)
Income	92,000	43,000

	(214,000)	(278,000)

Income before income taxes	1,647,000	899,000
Provision for income taxes	632,000	398,000

Net income	$1,015,000	$501,000

Net income per common share:
Basic	$0.03	$0.02

Diluted	$0.03	$0.02

Weighted average common shares used in calculation:
Basic	29,112,535	28,635,461

Diluted	29,769,643	29,629,390

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash Flows From Operating Activities:
Net income	$1,015,000	$501,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	789,000	693,000
Deferred income taxes	598,000	355,000
Stock based compensation	175,000	191,000
Accreted interest on note receivable	—	(2,000)
Accreted interest on notes payable	93,000	85,000
Change in operating assets and liabilities:
Accounts receivable	779,000	(285,000)
Inventories	(439,000)	(6,000)
Prepaid expenses and other current assets	(298,000)	(173,000)
Deposits and other assets	2,000	—
Income taxes	12,000	13,000
Accounts payable and accrued expenses	(777,000)	(490,000)

Net cash provided by operating activities	1,949,000	882,000

Cash Flows From Investing Activities:
Capital expenditures	(656,000)	(1,053,000)
Payments in connection with business acquisition	—	(229,000)
Proceeds from sale of equipment	5,000	—

Net cash used in investing activities	(651,000)	(1,282,000)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and warrants	125,000	198,000
Principal payments on notes payable	(343,000)	(305,000)

Net cash used in financing activities	(218,000)	(107,000)

Net increase (decrease) in cash and cash equivalents	1,080,000	(507,000)
Cash and cash equivalents, beginning of period	6,965,000	4,141,000

Cash and cash equivalents, end of period	$8,045,000	$3,634,000

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$228,000	$218,000

Cash payments for income taxes	$22,000	$30,000

Business Acquisition:
Cash paid		$(229,000)
Accrued purchase price		229,000

Liabilities assumed		$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007 (“fiscal 2007”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2006 (“fiscal 2006”). In the first three months of fiscal 2007, there have been no material changes to the significant accounting policies.

At June 30, 2005, the Company had recorded a liability of $629,000 related to the purchase of the assets of Putnam Plastics Corporation on November 9, 2004. During the three months ended September 30, 2005, the Company paid $229,000 of the liability. The payment of this liability was previously included as a reduction to net cash provided by operating activities on the condensed consolidated statement of cash flows for the three months ended September 30, 2005. The Company reclassified the payment whereby the payment is now included in net cash used in investing activities for the three months ended September 30, 2005 on the accompanying condensed consolidated statement of cash flows.

For periods prior to July 1, 2006, the Company classified legal costs incurred for litigating, registering and maintaining patents as research and development expense. Commencing July 1, 2006, the Company began classifying such costs as general, selling and administration expense. For the three months ended September 30, 2005, the Company has reclassified $188,000 of such costs from research and development expense to general, selling and administration expense. There was no effect on operating income as a result of this reclassification.

Impact of recently issued accounting standards

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, SFAS No. 154 requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS No. 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS No. 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change to the new accounting principle. The Company adopted the provisions of SFAS No. 154 on July 1, 2006.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. This statement simplifies and codifies fair value related guidance previously issued and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to apply the new guidance the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The Company does not believe that SAB No. 108 will significantly impact its financial statements.

Note B. EARNINGS PER SHARE

Basic earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is antidilutive.

The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings per share.

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Weighted average number of basic shares outstanding	29,112,535	28,635,461
Effect of dilutive securities:
Warrants	255,406	308,088
Options	401,702	685,841

Weighted average number of diluted shares outstanding	29,769,643	29,629,390

Options to purchase 677,324 and 782,756 shares for the three months ended September 30, 2006 and 2005, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

Note C. STOCK-BASED EMPLOYEE COMPENSATION

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

During the year ended June 30, 1998, the Company adopted the Memry Corporation Long-term Incentive Plan (the “1997 Plan”). Under the 1997 Plan, 6,000,000 incentive and non-qualified stock options may be granted to employees and non-employee directors under terms similar to the 1994 Plan. Stock options are granted at prices equal to the fair market value of the Company’s common stock at the date of grant, have a ten year contractual term and vest over three or four years. Also, under the 1997 Plan, Stock Appreciation Rights (“SARs”), Limited Stock Appreciation Rights (“Limited SARs”), restricted stock, and performance shares may be granted to employees. With respect to SARs, upon exercise, the Company must pay to the employee the difference between the current market value of the Company’s common stock and the exercise price of the SARs. The SARs terms are determined at the time of each individual grant. However, if SARs are granted which are related to an incentive stock option, then the SARs will contain similar terms to the related option. Limited SARs may be granted in relation to any option or SARs granted. Upon exercise, the Company must pay to the employee the difference between the current market value of the Company’s common stock and the exercise price of the related options or SARs. Upon the exercise of SARs or Limited SARs, any related stock option or SARs outstanding will no longer be exercisable. As of September 30, 2006 and June 30, 2006, there were no SARs or Limited SARs outstanding. As of September 30, 2006, 2,133,482 stock options were available for grant under the 1997 Plan.

During the first quarter of fiscal 2006, the Company granted performance-based options (“PBOs”) under the 1997 Plan. During the first quarter of fiscal 2007 the Company granted non-qualified stock options to eligible personnel under the 1997 Plan. These options will vest in equal annual installments on the each of the next four anniversaries of the grant date. No PBOs were granted during the three months ended September 30, 2006. Under the PBO feature, each fiscal year the Company may grant selected executives and other key employees share option awards whose vesting is contingent on meeting various company-wide performance goals based primarily on revenue growth and profitability over a multi-year period. The fair value of each PBO granted is estimated on the date of the grant using the same option valuation model used for options previously granted under the 1997 Plan and assuming performance goals will be achieved. If any of such goals are met, a percentage of such options will vest in accordance with the prescribed vesting schedule. If such goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed relating to the specific goal and vesting period.

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

Also under the 1997 Plan, all non-employee directors, each quarter, are granted shares of the Company’s common stock with a value equal to $3,000 and stock options with a value equal to $4,500, determined based on the closing market value of the Company’s common stock as of the last day of such quarter. The stock options granted to non-employee directors are non-qualified options. The stock-based compensation expense for the fair value of common stock issued to the Company’s directors was $18,000 ($11,000 net of income taxes) and $20,000 ($12,000 net of income taxes) for the three months ended September 30, 2006 and 2005, respectively.

Adoption of SFAS No. 123(R)

On July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services and the transactions that are based on the fair value of entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and, in effect, accounts for those transactions as part of the consolidated financial statements of the entity and not as a footnote disclosure, as the Company had elected under the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the date of adoption. The Company recorded compensation expense of $157,000 and $171,000 in accordance with SFAS No. 123(R) for the three months ended September 30, 2006 and 2005, respectively. Prior to fiscal 2007, the majority of the Company’s stock option grants have been qualified incentive stock options (“ISOs”). Beginning in fiscal 2007, the Company began issuing the majority of stock option grants as non-qualified stock options. Compensation expense for ISOs is nondeductible for income tax purposes, except as noted below. Therefore, an income tax benefit has only been recorded for compensation expense on non-qualified options calculated under the provisions of SFAS No. 123(R). The Company may recognize some income tax benefit in the future on ISOs issued on or after the adoption date. The amount of income tax benefit recognized will be contingent upon the amount of options exercised, whether the exercise is a disqualifying disposition and the statutory income tax rate at the time of exercise, among other factors. For the three months ended September 30, 2006 and 2005, compensation expense of $40,000 ($26,000 net of income taxes) and $19,000 ($12,000 net of income taxes), respectively, was recorded on non-qualified options. At September 30, 2006, there was $1,546,000 of total unrecognized compensation cost related to stock-based compensation. That cost is expected to be recognized over a weighted average period of 1.4 years.

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

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Expected dividend rate	—	—
Risk free interest rate	4.51% – 5.11%	4.10% – 4.16%
Weighted average expected lives, in years	5.0	6.5
Price volatility	62%	71%
Weighted average fair value at date of grant for options granted	$1.08	$1.62
Total intrinsic value of options exercised	$42,000	$184,000
Total cash received from options exercised	$61,000	$206,000

The following table summarizes the Company’s stock options outstanding at September 30, 2006 and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at July 1, 2006	2,693,055	$1.88

Granted	841,280	$1.91
Exercised	(51,811)	$1.18
Canceled or expired	(99,733)	$1.82

Options outstanding at September 30, 2006	3,382,791	$1.90	7.2	$673,000

Options exercisable at September 30, 2006	1,540,580	$1.86	5.0	$443,000

Note D. INVENTORIES

Inventories consist of the following at September 30, 2006 and June 30, 2006:

	September 30, 2006	June 30, 2006
Raw materials and supplies	$2,334,000	$2,389,000
Work-in-process	2,230,000	1,717,000
Finished goods	1,293,000	1,312,000

	$5,857,000	$5,418,000

Note E. INTANGIBLE ASSETS

The following table sets forth intangible assets, including the accumulated amortization as of June 30, 2006 and September 30, 2006:

	Useful Life	June 30, 2006
		Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,333,000	$667,000
Customer relationships	15 years	3,400,000	378,000	3,022,000
Developed technology	15 years	2,500,000	278,000	2,222,000
Trade name	20 years	1,100,000	92,000	1,008,000
Employment agreement	4.5 years	400,000	148,000	252,000

Total		$9,400,000	$2,229,000	$7,171,000

	Useful Life	September 30, 2006
		Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,367,000	$633,000
Customer relationships	15 years	3,400,000	434,000	2,966,000
Developed technology	15 years	2,500,000	320,000	2,180,000
Trade name	20 years	1,100,000	105,000	995,000
Employment agreement	4.5 years	400,000	170,000	230,000

Total		$9,400,000	$2,396,000	$7,004,000

Intangible assets are amortized on a straight-line basis over their expected useful lives. Amortization expense related to intangible assets was $167,000 and $168,000 for the three months ended September 30, 2006 and 2005, respectively. Amortization expense is expected to be $671,000 for the year ended June 30, 2007. Of these amounts, $41,000 was charged for the three months ended September 30, 2006 and $167,000 is expected to be charged for the year ended June 30, 2007 to cost of revenues. Estimated annual amortization expense of intangible assets for the next five years is expected to be as follows:

YEAR ENDING JUNE 30,

2008	$670,000
2009	656,000
2010	582,000
2011	582,000
2012	448,000
Thereafter	3,562,000

$6,500,000

Note F. GOODWILL

The changes in the carrying amount of goodwill by segment for the three months ended September 30, 2006, are as follows:

	Nitinol Products	Polymer Products	Total
Balance as of June 30, 2006	$1,038,000	$13,108,000	$14,146,000
Goodwill acquired during period	—	—	—

Balance as of September 30, 2006	$1,038,000	$13,108,000	$14,146,000

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

Note G. INVESTMENT

On August 24, 2004, the Company entered into a joint development program (the “Agreement”) with Biomer Technology Limited (“Biomer”), a privately owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Under the terms of the Agreement, the Company made a $400,000 initial investment in Biomer in the form of a 2% unsecured convertible promissory note (the “Note”). Interest on the Note was payable upon conversion, or upon repayment of the Note. Under the terms of the Note, the Note plus accrued interest was to be converted into ordinary shares of Biomer stock upon the occurrence of the earlier of, as defined, the successful completion of the joint development program, an additional equity financing of Biomer, the sale of Biomer, or December 31, 2005. On October 5, 2005, Biomer completed an equity financing which triggered conversion of the Note into 37,860 ordinary shares of Biomer stock. The Company’s initial investment and accrued interest of $409,000 was converted to an investment as of October 5, 2005 which, since the Company does not have a controlling ownership interest or significant influence over Biomer’s financial reporting or operations, has been accounted for on the cost basis.

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

Note H. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at September 30, 2006 and June 30, 2006:

	September 30, 2006	June 30, 2006
Accounts payable	$1,530,000	$1,716,000
Accrued separation charges	403,000	508,000
Accrued vacation	671,000	725,000
Accrued bonuses	300,000	1,500,000
Accrued expenses – other	1,820,000	1,029,000

	$4,724,000	$5,478,000

Note I. INCOME TAXES

A reconciliation of the income tax provision computed by applying the statutory U.S. Federal income tax rate of 34% to income before income taxes as reported in the condensed consolidated statements of income follows. The nondeductible expense for stock-based compensation on ISOs for the three months ended September 30, 2006 and 2005 was $117,000 and $152,000, respectively.

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Provision for income taxes at statutory federal rate	$560,000	$305,000
Increase (decrease) resulting from:
Provision for income taxes on nondeductible stock-based compensation expense for ISOs at statutory federal rate	40,000	52,000
State income taxes, net of federal benefit	44,000	36,000
State income taxes on nondeductible stock-based compensation expense for ISOs, net of federal benefit	3,000	5,000
Extraterritorial income exclusion - tax benefit on export sales	(15,000)	—

Provision for income taxes	$632,000	$398,000

As of June 30, 2006, the Company had federal net operating loss carryforwards of approximately $6,200,000 available to reduce future federal taxable income, which expire in 2009 through 2011.

The recognition of a $20,000 tax benefit during the three months ended September 30, 2006 related to the exercise of warrants and stock options and subsequent sale of the underlying stock is being deferred per SFAS No. 123(R) and will be recognized when net operating loss carryforwards are fully utilized.

Note J. BUSINESS SEGMENT INFORMATION

The Company’s product lines consist of shape memory alloys (“SMAs”) and specialty polymer-extrusion products. Currently, the predominant SMA utilized by the Company is a nickel-titanium alloy commonly referred to as nitinol. Both product lines provide design, engineering, development and manufacturing services primarily to the medical device industry using the Company’s proprietary shape memory alloy and polymer-extrusion technologies. Medical device products utilizing these technologies include stent components, catheter components, guidewires, laparoscopic surgical sub-assemblies, orthopedic instruments, urological devices and similar products. During the quarter ended December 31, 2005, the Company revised management responsibilities and made changes to its sales organization and employee bonus program as it began managing its business as two business segments: (i) Nitinol Products Segment, and (ii) Polymer Products Segment. Prior to that time, the Company had operated as one business segment. All periods reflect the results based on these two business segments.

The Nitinol Products Segment provides design support and manufactures and markets advanced materials which possess the ability to change their shape in response to thermal and mechanical changes, and the ability to return to their original shape following deformations from which conventional materials cannot recover. The Nitinol Products Segment’s products are used in applications for stent components, filters, embolic protection devices, guidewires, catheters, surgical instruments and devices, orthopedic devices, orthodontic apparatus, cellular telephone antennae, high pressure sealing devices, fasteners, and other devices.

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

Included in the line item “Corporate items and eliminations” below are the eliminations between the two segments, as well as general and corporate items. Business segment information is presented below:

	Three Months Ended September 30,
	2006	2005
Revenues
Nitinol Products	$9,420,000	$9,215,000
Polymer Products	4,417,000	3,480,000
Corporate items and eliminations	(7,000)	(28,000)

Consolidated	$13,830,000	$12,667,000

Gross profit
Nitinol Products	$3,757,000	$3,217,000
Polymer Products	1,966,000	1,532,000

Consolidated	$5,723,000	$4,749,000

	September 30, 2006	June 30, 2006
Total Assets
Nitinol Products	$17,215,000	$17,597,000
Polymer Products	26,269,000	26,153,000
Corporate items and eliminations	12,141,000	11,550,000

Consolidated	$55,625,000	$55,300,000

Note K. SUBSEQUENT EVENT

Upon approval of the Board of Directors, the Company has proposed implementing an additional long-term incentive plan, the 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan is subject to shareholder approval at the Company’s Annual Meeting of Shareholders scheduled for November 29, 2006. The 2006 Plan, if approved, authorizes the grant of awards to purchase or acquire an aggregate of 4,500,000 shares of the Company’s common stock. The Board of Directors also approved the termination of the 1997 Plan, subject to the approval by the stockholders of the 2006 Plan on November 29, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On July 20, 2006, the Board appointed Richard F. Sowerby the Chief Financial Officer and Treasurer of the Company, effective August 14, 2006. Coincident with the appointment of Mr. Sowerby as Chief Financial Officer and Treasurer of the Company, Mr. Belcher resigned from those positions and remains the Company’s Chief Executive Officer. Prior to joining the Company, Mr. Sowerby served as chief financial officer of Latex Foam International, Inc. since 2002.

Upon approval of the Board of Directors, the Company has proposed implementing an additional long-term incentive plan, the 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan is subject to shareholder approval at the Company’s Annual Meeting of Shareholders scheduled for November 29, 2006. The 2006 Plan, if approved, authorizes the grant of awards to purchase or acquire an aggregate of 4,500,000 shares of the Company’s common stock. The Board of Directors also approved the termination of the 1997 Plan, subject to the approval by the stockholders of the 2006 Plan on November 29, 2006.

ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

For our accounting policies that, among others, are critical to the understanding of our results of operations due to the assumptions we make in their application, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended June 30, 2006. Senior management has discussed the development and selection of these accounting policies, and estimates, and the related disclosures with the Audit Committee of the Board of Directors. See Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2006 for our significant accounting policies. In the first three months of the year ending June 30, 2007 (“fiscal 2007”), there have been no material changes to the significant accounting policies.

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

Goodwill and Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired business. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value. Goodwill was $14,146,000 as of September 30, 2006 and June 30, 2006.

Intangible assets consist primarily of management’s estimates of patents, developed technology, customer relationships, trade name, and other intangible assets that have been identified as a result of the Company’s purchase accounting for past acquisitions. These assets are being amortized over their useful lives, determined to be 4.5 to 20 years, depending on the nature of the asset and the asset class. We review intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value is not recoverable. Intangible assets, net of accumulated amortization, were $7,004,000 and $7,171,000 as of September 30, 2006 and June 30, 2006, respectively. This decrease is due to amortization expense of $167,000 for the three months ended September 30, 2006.

Stock-Based Compensation. We record compensation expense in accordance with SFAS No. 123(R). Certain of our stock option grants are performance based. On an ongoing basis, we review the actual and forecast results of the performance criteria to estimate the number of options that will become vested. If actual results are different from our estimates, the number of options to be vested and the related expense recognized will require adjustment.

Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $2,886,000 and $3,484,000 as of September 30, 2006 and June 30, 2006, respectively.

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

The Company utilizes polymer extrusion technology to produce polymer-based products sold primarily to the medical device industry. The largest current application for its technology is for catheters. The Company also utilizes its extrusion capabilities for guidewires, delivery systems, and various other interventional medical devices. As in the nitinol product line, the Company is focusing on growing the value-added portion of its polymer business by performing additional processing on its semi-finished polymer tube. The large majority of the Company’s products are sold directly to the medical device industry through the Company’s direct sales organization.

For periods prior to July 1, 2006, the Company classified legal costs incurred for litigating, registering and maintaining patents as research and development expense. Commencing July 1, 2006, the Company began classifying such costs as general, selling and administration expense. For the three months ended September 30, 2005, the Company has reclassified $188,000 of such costs from research and development expense to general, selling and administration expense. There was no effect on operating income as a result of this reclassification.

Business segments

The Company’s product lines consist of shape memory alloys (“SMAs”) and specialty polymer-extrusion products. Currently, the predominant SMA utilized by the Company is a nickel-titanium alloy commonly referred to as nitinol. Both product lines provide design, engineering, development and manufacturing services primarily to the medical device industry using the Company’s proprietary shape memory alloy and polymer-extrusion technologies. Medical device products utilizing these technologies include stent components, catheter components, guidewires, laparoscopic surgical sub-assemblies, orthopedic instruments, urological devices and similar products. During the quarter ended December 31, 2005, the Company revised management responsibilities and made changes to its sales organization and employee bonus program as it began managing its business as two business segments: (i) Nitinol Products Segment, and (ii) Polymer Products Segment. Prior to that time, the Company had operated as one business segment. All periods reflect the results based on these two business segments.

The Nitinol Products Segment provides design support and manufactures and markets advanced materials which possess the ability to change their shape in response to thermal and mechanical changes, and the ability to return to their original shape following deformations from which conventional materials cannot recover. The Nitinol Products Segment’s products are used in applications for stent components, filters, embolic protection devices, guidewires, catheters, surgical instruments and devices, orthopedic devices, orthodontic apparatus, cellular telephone antennae, high pressure sealing devices, fasteners, and other devices.

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

Three months ended September 30, 2006, compared to Three months ended September 30, 2005

The following table compares revenues and gross margin by business segment for the three months ended September 30, 2006 and 2005.

	Three months ended September 30,
	2006		2005		Increase
	$	% of Revenues	$	% of Revenues	$	%
Revenues
Nitinol Products Segment	$9,420,000	68.1%	$9, 215,000	72.7%	$205,000	2.2%
Polymer Products Segment	4,417,000	32.0	3,480,000	27.5	937,000	26.9%
Eliminations	(7,000)	(0.1)	(28,000)	(0.2)	21,000	(75.0)%

Total	$13,830,000	100.0%	$12,667,000	100.0%	$1,163,000	9.2%

Gross Profit
Nitinol Products Segment	$3,757,000	39.9%	$3,217,000	34.9%	$540,000	16.8%
Polymer Products Segment	1,966,000	44.5%	1,532,000	44.0%	434,000	28.3%

Total	$5,723,000	41.4%	$4,749,000	37.5%	$974,000	20.5%

The following table sets forth the Company’s condensed consolidated statements of income for the three months ended September 30, 2006 and 2005.

	Three months ended September 30,
	2006		2005		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues	$13,830,000	100.0%	$12,667,000	100.0%	$1,163,000	9.2%
Cost of revenues	8,107,000	58.6	7,918,000	62.5	189,000	2.4%

Gross profit	5,723,000	41.4	4,749,000	37.5	974,000	20.5%

Operating expenses:
Research and development	493,000	3.5	465,000	3.7	28,000	6.0%
General, selling and administration	3,260,000	23.6	2,981,000	23.5	279,000	9.4%
Amortization of intangible assets	126,000	0.9	126,000	1.0	—	—
Other	(17,000)	(0.1)	—	—	(17,000)	N/A

	3,862,000	27.9	3,572,000	28.2	290,000	8.1%

Operating income	1,861,000	13.5	1,177,000	9.3	684,000	58.1%

Interest
Expense	(306,000)	(2.2)	(321,000)	(2.5)	15,000	(4.7)%
Income	92,000	0.7	43,000	0.3	49,000	114.0%

	(214,000)	(1.5)	(278,000)	(2.2)	64 ,000	(23.0)%

Income before income taxes	1,647,000	11.9	899,000	7.1	748,000	83.2%
Provision for income taxes	632,000	4.6	398,000	3.1	234,000	58.8%

Net income	$1,015,000	7.3%	$501,000	4.0%	$514,000	102.6%

Revenues. Revenues increased 9% to $13,830,000 in the first quarter of fiscal 2007 from $12,667,000 during the same period in fiscal 2006, an increase of $1,163,000. The increase in revenues was due principally to the revenues generated in the Polymer Products Segment. The Polymer Products Segment’s revenue for the first quarter of fiscal 2007 increased $937,000 to $4,417,000 as compared to $3,480,000 during the same quarter in fiscal 2006. The revenue increase was a result of increased shipments of catheter products to several different customers. Additionally, the Polymer Products Segment increased to 32% of total revenues in the first quarter of fiscal 2007 from 28% in the first quarter of fiscal 2006.

Revenues for the Nitinol Products Segment increased 2% or $205,000 to $9,420,000 in the first quarter of fiscal 2007 from $9,215,000 during the same period in fiscal 2006. This increase in revenues resulted primarily from the combined effect of the following items. Revenues in the first quarter of fiscal 2007 included increased revenues of approximately $1,100,000 in etched wire-based stents for an existing customer compared to the same period in fiscal 2006. In the three months ended September 30, 2005, the Company’s revenues from the wire-based stent components were adversely affected by shortages in acceptable raw material from one of the Company’s suppliers related to this product line that occurred during the first quarter and which were subsequently addressed. In addition, revenues from prototype development and research and development activities increased approximately $225,000 in the three months ended September 30, 2006 from the same period in the prior year. Offsetting a significant portion of these increases were decreased shipments of nitinol tube-based stent components which decreased approximately $500,000 and shipments of endocatch products which decreased approximately $525,000. Additionally, there were decreases in the first quarter of fiscal 2007 as compared to the same period in the prior fiscal year in shipments of arch wire of approximately $125,000, and high pressure sealing plugs of approximately $50,000. Looking forward to the remainder of fiscal 2007, the Company anticipates that overall nitinol stent component revenues for fiscal 2007 will experience some decline from their revenues in fiscal 2006. The reason for this decline relates primarily to an anticipated reduction in shipments of tube-based stent components to our largest customer because of market share adjustments and the customer’s desire for a “second source.”

Costs and Expenses. Cost of revenues increased $189,000, or 2%, to $8,107,000 in the first quarter of fiscal 2007 from $7,918,000 in the first quarter of fiscal 2006. The increase was due primarily to the increase in volume as revenues also increased during the quarter. The Nitinol Products Segment operated at a higher gross margin in the first quarter of fiscal 2007 than in the same period in fiscal 2006 primarily due to a shift in the product mix of shipments towards those products with higher gross margins, such as etched wire-based stents, from lower margin products. The Polymer Products Segment’s gross margin continues to be higher than the gross margin of the Nitinol Products Segment. The Polymer Products Segment’s gross margin increased slightly to 44.5% of revenues in the first quarter of fiscal 2007 from 44.0% in the first quarter of fiscal 2006 as the segment benefited from increased production volumes. Since the November 2004 acquisition of Putnam, the Company has invested in personnel and equipment to provide capacity to support the increased business of the Polymer Products Segment.

The Company continued to experience price pressure on several product lines during the first quarter of fiscal 2007.

As a result of these factors, the Company’s consolidated gross profit increased from 37.5% in the first quarter of fiscal 2006 to 41.4% in the first quarter of fiscal 2007. See the table in the beginning of this section for information on the results of the business segments. The Company’s ability to maintain or grow its gross profit margin is dependent on several factors. One is the product mix of the Company’s shipments, which can be affected by customer requirements, capacity of specific product lines and general timing. Another is the success of the Company in securing sufficient business to absorb plant overhead, particularly in the high margin nitinol tube business. In fiscal 2007, an anticipated reduction from prior year levels in shipments of tube-based stent components will make it difficult to maintain gross margins in the Nitinol Products Segment. The Company continues to invest in the manufacturing operations at its Polymer Products Segment, including staff, equipment, and systems to grow the segment’s revenues over the next several years. These investments are expected to continue for the foreseeable future and may have the effect of reducing profitability, particularly in the short term, at its Polymer Products Segment.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets increased $290,000, or 8%, to $3,862,000 in the first quarter of fiscal 2007, compared to $3,572,000 in the first quarter of fiscal 2006. The increase in operating expenses in the first quarter of fiscal 2007 primarily was due to increased administration costs related to legal and accounting activities. The Company expects the increased level of accounting and legal expenses to continue in fiscal 2007. The increased accounting expenses are related to the Company preparing for the implementation of Sarbanes-Oxley Section 404 compliance requirements. Total operating expenses as a percentage of revenues decreased slightly from 28.2% in the first quarter of fiscal 2006 to 27.9% in the first quarter of fiscal 2007.

Net interest expense decreased $64,000 to $214,000 in the first quarter of fiscal 2007 as compared to net interest expense of $278,000 in the first quarter of fiscal 2006. The change from period to period was due principally to an increase in interest income, while interest expense remained relatively the same. The interest income increased due to increased invested cash balances in the first quarter of fiscal 2007 compared to the same period in the prior year.

Income Taxes. The Company recorded a provision for income taxes of $632,000 for the first quarter of fiscal 2007, compared to a provision for income taxes of $398,000 for the first quarter of fiscal 2006. The increase in the provision is the result of an increase in the income before income taxes. The effective tax rate was 38% for the first quarter of fiscal 2007 as compared to 44% for the same period in fiscal 2006. The primary reason for the decrease in the effective tax rate was the recognition of an extraterritorial income exclusion tax benefit in the first fiscal quarter of 2007. The extraterritorial income exclusion is due to the Company’s export sales.

Net Income. As a result of the factors discussed above, the Company recognized net income of $1,015,000 in the first quarter of fiscal 2007 compared to net income of $501,000 for the same period in fiscal 2006.

(b) LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company’s cash and cash equivalents balance was $8,045,000, an increase of $1,080,000 from $6,965,000 at the start of fiscal 2007. This increase in cash and cash equivalents was due primarily to cash provided by operations, partially offset by principal payments on notes payable and capital expenditures.

Net cash provided by operations was $1,949,000 for the three months ended September 30, 2006, an increase of $1,067,000 from $882,000 provided during the three-month period ended September 30, 2005. This increase was due principally to an increase in net income of $514,000 to $1,015,000 for the three months ended September 30, 2006 from $501,000 for the three months ended September 30, 2005. Also, there was a $779,000 decrease in accounts receivable for the three months ended September 30, 2006 as compared to a $285,000 increase in the same three-month period during the prior year. The decrease in accounts receivable was due to an increased concentration on account management and cash collection during the three months ended September 30, 2006.

Net cash used in investing activities decreased $631,000 to $651,000 for the three months ended September 30, 2006 compared to $1,282,000 during the three month period ended September 30, 2005. In these periods in fiscal 2007 and 2006, the primary capital requirements were to fund additions to property, plant and equipment, in the amounts of $656,000 and $1,053,000, respectively. The capital expenditures in the three months ended September 30, 2006 were primarily for production equipment at both the Polymer Products and Nitinol Products facilities. Additionally, in the three months ended September 30, 2005, a previously accrued for payment of $229,000 was made for the November 2004 acquisition of substantially all of the assets and assumed selected liabilities of Putnam Plastics Corporation (the “Putnam Acquisition”).

During the three months ended September 30, 2006, net cash used in financing activities was $218,000, reflecting the pay-down of the note payable to Webster Business Credit Corporation of $339,000, partially offset by the proceeds from the issuance of common stock from the exercise of options and warrants for $125,000.

Working capital at September 30, 2006 was $16,128,000, an increase of $1,751,000 from $14,377,000 at June 30, 2006. The increase in working capital is a result of net cash from operations and the proceeds from the exercise of common stock options and warrants, which together exceeded the capital expenditures and principal payments on notes payable for the three months ended September 30, 2006.

In connection with the Putnam Acquisition, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”) which replaced the existing credit facility with Webster Bank. The Webster Agreement includes a term loan facility consisting of a five-year term loan of $1.9 million (the “Five Year Term”) and a three-year term loan of $2.5 million (the “Three Year Term,” together with the Five Year Term known as the “Term Loan Facility”). Both term loans are repayable in equal monthly installments with the additional requirement that, under the Three Year Term, a prepayment of 50% of excess cash flow, as defined, be made annually within 90 days of the Company’s fiscal year end. The excess cash flow prepayment requirement was waived by Webster Business Credit Corporation for fiscal 2006, but remains in effect for the remaining years of the loan term. Interest under the Five Year Term is based upon, at the Company’s option, LIBOR plus 2.75% or the alternate base rate, as defined, plus 0.25%. Interest under the Three Year Term is based upon, at the Company’s option, LIBOR plus 3.75% or the alternate base rate, as defined, plus 1.25%. Borrowings under the Term Loan Facility were used to repay approximately $1.4 million in outstanding borrowings under the existing facility with Webster Bank and to partially fund the Putnam Acquisition.

The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. As of September 30, 2006, there were no amounts outstanding under the revolving line of credit. Additionally, the Webster Agreement includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2005 on the same financing terms as the Five Year Term. As of November 9, 2005, $1,000,000 of outstanding amount under the equipment line was converted to a term loan, payable monthly, based on a seven year amortization schedule, but with a balloon payment of the then unpaid balance due November 9, 2009. On December 21, 2005, the Webster Agreement was amended to provide an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2006 on the same financing terms as the Five Year Term. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

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

Additional financing for the Putnam Acquisition was obtained on November 9, 2004 from Brookside Pecks Capital Partners, L.P. and Ironbridge Mezzanine Fund, L.P. in the form of a $7.0 million subordinated loan due November 9, 2010 (the “Subordinated Loan”). The interest rate on the Subordinated Loan is 17.5%, of which 12% is payable quarterly with the remaining 5.5% payable in additional promissory notes having identical terms as the Subordinated Loan. In fiscal 2006, the interest rate was 16.5%, with 4.5% payable in additional promissory notes, because the Company achieved certain pretax income thresholds in fiscal 2006. In future years, the interest rate is subject to similar reductions by reaching similar pretax thresholds and subject to increase in the event of default.

The Subordinated Loan contains various restrictive covenants including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with a fixed charge coverage ratio and leverage ratio, as defined. The Note payable outstanding under the Subordinated Loan as of September 30, 2006 and June 30, 2006 was $5,044,000 and $4,974,000, respectively.

The remaining financing for the Putnam Acquisition was provided for with the Company’s cash on hand and $2,500,000 in deferred payments. The deferred payments are non-interest bearing and are required to be paid to the seller in three equal annual installments. The first of these installments of $833,000 was paid on November 9, 2005. Total obligations of $1,610,000 and $1,587,000 were outstanding for the non-interest bearing deferred payments as of September 30, 2006 and June 30, 2006, respectively.

On August 24, 2004, the Company entered into a joint development program (the “Agreement”) with Biomer Technology Limited (“Biomer”), a privately owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Under the terms of the Agreement, the Company made a $400,000 initial investment in Biomer in the form of a 2% unsecured convertible promissory note (the “Note”). Interest on the Note was payable upon conversion, or upon repayment of the Note. Under the terms of the Note, the Note plus accrued interest was to be converted into ordinary shares of Biomer stock upon the occurrence of the earlier of, as defined, the successful completion of the joint development program, an additional equity financing of Biomer, the sale of Biomer, or December 31, 2005. On October 5, 2005, Biomer completed an equity financing which triggered conversion of the Note into 37,860 ordinary shares of Biomer stock. The Company’s initial investment and accrued interest of $407,000 was recorded as a note receivable as of June 30, 2006. The amount of the Company’s initial investment and accrued interest were converted to an investment as of October 5, 2005 which, since the Company does not have a controlling ownership interest or significant influence over Biomer’s financial reporting or operations, has been accounted for on the cost basis.

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

The Company has in the past grown through acquisitions (including the Putnam Acquisition). As part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company’s existing businesses. In the event that the Company should make an acquisition, it intends to use available cash from operations, debt, and authorized but unissued common stock to finance any such acquisitions.

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

Impact of recently issued accounting standards

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, SFAS No. 154 requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS No. 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS No. 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change to the new accounting principle. The Company adopted the provisions of SFAS No. 154 on July 1, 2006.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. This statement simplifies and codifies fair value related guidance previously issued and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to apply the new guidance the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The Company does not believe that SAB No. 108 will significantly impact its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the Company’s disclosure on this matter made in the Annual Report on Form 10-K for the year ended June 30, 2006.

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

There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes from or additions to the risk factors previously disclosed in Item 1A to Part I. of our Form 10-K for the year ended June 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 5, 2006, a warrantholder exercised warrants for 50,000 shares of the Company’s common stock at an exercise price of $1.25 per share. Such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) EXHIBITS

Exhibit Number	Description of Exhibits
10.1	Agreement, dated September 22, 2006, between Memry Corporation and Dr. Ming H. Wu*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Report on Form 8-K as filed on September 25, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMRY CORPORATION

Date: November 13, 2006

	By:	/S/ ROBERT P. BELCHER
Robert P. Belcher
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2006

	By:	/S/ RICHARD F. SOWERBY
Richard F. Sowerby
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)