Form 10-Q
period 2006-12-31
MEMRY CORP
filed 2007-02-12
CIK 720896

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Yes   ☐     No   ☒

As of February 5, 2007, 29,724,092 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

MEMRY CORPORATION

FORM 10-Q

For the quarter ended December 31, 2006

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

Memry Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2006	June 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$8,365,000	$6,965,000
Accounts receivable, less allowance for doubtful accounts	6,780,000	8,156,000
Inventories	5,351,000	5,418,000
Deferred tax asset	1,663,000	1,663,000
Prepaid expenses and other current assets	516,000	41,000

Total current assets	22,675,000	22,243,000

Property, plant and equipment	23,807,000	22,588,000
Less accumulated depreciation	(14,712,000)	(13,592,000)

	9,095,000	8,996,000

Other assets
Intangible assets, less accumulated amortization	6,836,000	7,171,000
Goodwill	14,146,000	14,146,000
Deferred financing costs, less accumulated amortization	300,000	355,000
Investment	409,000	409,000
Deferred tax asset	1,383,000	1,821,000
Deposits and other assets	156,000	159,000

Total other assets	23,230,000	24,061,000

TOTAL ASSETS	$55,000,000	$55,300,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,701,000	$5,478,000
Notes payable	2,080,000	2,173,000
Income tax payable	108,000	215,000

Total current liabilities	6,889,000	7,866,000

Notes payable, less current maturities	6,520,000	7,818,000

Other non-current liabilities	120,000	116,000

Commitments and contingencies (see notes)
Stockholders’ equity
Common stock, $0.01 par value, 60,000,000 shares authorized; 29,716,808 and 29,077,486 shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	297,000	291,000
Additional paid-in capital	56,176,000	54,946,000
Accumulated deficit	(15,002,000)	(15,737,000)

Total stockholders’ equity	41,471,000	39,500,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,000,000	$55,300,000

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months and Six Months Ended December 31, 2006 and 2005

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Revenues	$12,506,000	$12,649,000	$26,336,000	$25,316,000
Cost of revenues	9,078,000	7,694,000	17,185,000	15,612,000

Gross profit	3,428,000	4,955,000	9,151,000	9,704,000

Operating expenses
Research and development	337,000	602,000	830,000	1,067,000
General, selling and administration, including separation charges of $1,130,000 in 2005	3,272,000	4,239,000	6,532,000	7,220,000
Amortization of intangible assets	126,000	126,000	252,000	252,000
Other	(8,000)	—	(25,000)	—

	3,727,000	4,967,000	7,589,000	8,539,000

Operating income (loss)	(299,000)	(12,000)	1,562,000	1,165,000

Interest
Expense	(266,000)	(331,000)	(572,000)	(652,000)
Income	106,000	55,000	198,000	98,000

	(160,000)	(276,000)	(374,000)	(554,000)

Income (loss) before income taxes	(459,000)	(288,000)	1,188,000	611,000
Provision for (benefit from) income taxes	(179,000)	(52,000)	453,000	346,000

Net income (loss)	$(280,000)	$(236,000)	$735,000	$265,000

Net income (loss) per common share
Basic	$(0.01)	$(0.01)	$0.03	$0.01

Diluted	$(0.01)	$(0.01)	$0.02	$0.01

Weighted average common shares used in calculation
Basic	29,601,754	28,754,707	29,357,145	28,695,084

Diluted	29,601,754	28,754,707	29,854,376	29,465,545

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2006 and 2005

(Unaudited)

	2006	2005
Cash Flows From Operating Activities:
Net income	$735,000	$265,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,514,000	1,445,000
Deferred income taxes	438,000	308,000
Stock-based compensation	381,000	392,000
Accreted interest on note receivable	—	(2,000)
Accreted interest on notes payable	155,000	170,000
Change in operating assets and liabilities:
Accounts receivable	1,370,000	(54,000)
Inventories	67,000	(558,000)
Prepaid expenses and other current assets	(475,000)	(164,000)
Deposits and other assets	3,000	—
Income taxes payable	(107,000)	(138,000)
Accounts payable and accrued expenses	(732,000)	725,000

Net cash provided by operating activities	3,349,000	2,389,000

Cash Flows From Investing Activities:
Capital expenditures	(1,264,000)	(1,511,000)
Release of cash collateral deposit	—	1,500,000
Payments in connection with business acquisition	—	(229,000)
Proceeds from sale of equipment	5,000	—

Net cash used in investing activities	(1,259,000)	(240,000)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and warrants	856,000	209,000
Principal payments on notes payable	(1,546,000)	(1,454,000)
Proceeds from notes payable	—	388,000

Net cash used in financing activities	(690,000)	(857,000)

Net increase in cash and cash equivalents	1,400,000	1,292,000
Cash and cash equivalents, beginning of period	6,965,000	4,141,000

Cash and cash equivalents, end of period	$8,365,000	$5,433,000

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$460,000	$452,000

Cash payments for income taxes	$135,000	$176,000

Supplemental Schedule of Noncash Items:
Conversion of note receivable to investment		$409,000

Recognition of asset retirement obligation		$92,000

Business Acquisition:
Fair value of assets acquired, including goodwill		$200,000
Cash paid		(229,000)
Accrued purchase price		29,000

Liabilities assumed		$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three month and six month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007 (“fiscal 2007”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2006 (“fiscal 2006”). In the first six months of fiscal 2007, there have been no material changes to the significant accounting policies.

At June 30, 2005, the Company had recorded a liability of $629,000 related to the purchase of the assets of Putnam Plastics Corporation on November 9, 2004. During the three months ended December 31, 2005, the Company paid $229,000 of the liability. The payment of this liability was previously included as a reduction to net cash provided by operating activities on the condensed consolidated statement of cash flows for the six months ended December 31, 2005. The Company reclassified the payment whereby the payment is now included in net cash used in investing activities for the six months ended December 31, 2005 on the accompanying condensed consolidated statement of cash flows.

For periods prior to July 1, 2006, the Company classified legal costs incurred for litigating, registering and maintaining patents as research and development expense. Commencing July 1, 2006, the Company began classifying such costs as general, selling and administration expense. For the three months and six months ended December 31, 2005, the Company has reclassified $3,000 and $191,000, respectively, of such costs from research and development expense to general, selling and administration expense. There was no effect on operating income as a result of this reclassification.

Impact of recently issued accounting standards

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, SFAS No. 154 requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS No. 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS No. 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized in the period of the change to the new accounting principle. The Company adopted the provisions of SFAS No. 154 on July 1, 2006.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. SFAS No. 157 simplifies and codifies fair value related guidance previously issued and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.

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

Note B. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is antidilutive.

The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings (loss) per share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Weighted average number of basic shares outstanding	29,601,754	28,754,707	29,357,145	28,695,084
Effect of dilutive securities:
Warrants	—	—	167,391	270,379
Options	—	—	329,840	500,082

Weighted average number of diluted shares outstanding	29,601,754	28,754,707	29,854,376	29,465,545

Had the Company recognized net income for the three months ended December 31, 2006, the incremental shares attributable to the assumed exercise of outstanding warrants and stock options would have increased the weighted average diluted shares outstanding by 85,309 and 287,141 shares, respectively. Had the Company recognized net income for the three months ended December 31, 2005, the incremental shares attributable to the assumed exercise of outstanding warrants and stock options would have increased the weighted average diluted shares outstanding by 209,243 and 330,659 shares, respectively.

Options to purchase 1,007,630 and 2,211,846 shares for the three months ended December 31, 2006 and 2005, respectively, and 670,788 and 1,752,384 shares for the six months ended December 31, 2006 and 2005, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and therefore, their effect would be antidilutive.

Note C. STOCK-BASED EMPLOYEE COMPENSATION

Stock-Based Compensation Plans

During the year ended June 30, 1994, the Company adopted the Memry Corporation Stock Option Plan (the “1994 Plan”). Under the 1994 Plan, incentive stock options were granted at prices equal to or greater than the fair market value of the Company’s common stock at the date of grant, and were exercisable at the date of grant unless otherwise stated. In addition, non-qualified stock options were granted at prices, which may have been less than the fair market value of the Company’s common stock at the date of grant, in which case an expense equal to the difference between the stock option exercise price and fair market value was recognized. The exercise period for both the incentive and non-qualified stock options generally could not exceed ten years. The 1994 Plan expired on September 23, 2003. No additional stock options may be granted under the 1994 Plan after this date.

During the year ended June 30, 1998, the Company adopted the Memry Corporation Long-term Incentive Plan (the “1997 Plan”). Under the 1997 Plan, 6,000,000 incentive and non-qualified stock options could be granted to employees and non-employee directors under terms similar to the 1994 Plan. Stock options were granted at prices equal to the fair market value of the Company’s common stock at the date of grant, had a ten year contractual term and vested over three or four years. Also, under the 1997 Plan, Stock Appreciation Rights (“SARs”), Limited Stock Appreciation Rights (“Limited SARs”), restricted stock, and performance shares could be granted to employees. With respect to SARs, upon exercise, the Company must pay to the employee the difference between the current market value of the Company’s common stock and the exercise price of the SARs. The SARs terms were determined at the time of each individual grant. However, if SARs were granted which were related to an incentive stock option, then the SARs would contain similar terms to the related option. Limited SARs could be granted in relation to any stock option or SARs granted. Upon exercise, the Company must pay to the employee the difference between the current market value of the Company’s common stock and the exercise price of the related options or SARs. Upon the exercise of SARs or Limited SARs, any related stock option or SARs outstanding will no longer be exercisable. As of December 31, 2006 and June 30, 2006, there were no SARs or Limited SARs outstanding. As of December 20, 2006, the 1997 Plan was terminated and no additional stock options, SARs or Limited SARs may be granted under the 1997 Plan after this date.

The Company’s stockholders approved a new long-term incentive plan, the 2006 Long-Term Incentive Plan (the “2006 Plan”), at the Company’s Annual Meeting of Stockholders on December 20, 2006. The 2006 Plan authorizes the grant of awards to officers, employees and non-employee directors to purchase or acquire an aggregate of 4,500,000 shares of the Company’s common stock. Under the 2006 Plan, the Company may grant awards of incentive and non-qualified stock options, SARs, and restricted stock, under terms similar to the 1997 Plan. Also, under the 2006 Plan, the Company may grant stock units and performance units which may be settled in stock or cash. The Board of Directors approved the termination of the 1997 Plan, as a result of the approval by the stockholders of the 2006 Plan. Stock options are granted at prices equal to the fair market value of the Company’s common stock at the date of grant, have a ten year contractual term and vest over three or four years. As of December 31, 2006, there were no awards outstanding under the 2006 Plan.

During the first quarter of fiscal 2006, the Company granted performance-based options (“PBOs”) under the 1997 Plan. During the six months ended December 31, 2006, the Company granted non-qualified stock options to eligible personnel under the 1997 Plan. These options will vest in equal annual installments on the each of the next four anniversaries of the grant date. No PBOs were granted during the six months ended December 31, 2006. The Company may grant PBOs under the 2006 Plan. Under the PBO feature, each fiscal year the Company may grant selected executives and other key employees share option awards whose vesting is contingent on meeting various company-wide performance goals based primarily on revenue growth and profitability over a multi-year period. The fair value of each PBO granted is estimated on the date of the grant using the same option valuation model used for options previously granted under the 1997 Plan and assuming performance goals will be achieved. If any of such goals are met, a percentage of such options will vest in accordance with the prescribed vesting schedule. If such goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed relating to the specific goal and vesting period.

Under the 2006 Plan, restricted shares of common stock may also be granted to employees for no consideration. The terms of the restrictions are determined at the time of each individual grant. Generally, if employment is terminated during the restriction period, the participant must forfeit any common stock still subject to restriction. Performance shares are granted to employees based on individual performance goals, and may be paid in shares or cash determined based on the shares earned and the market value of the Company’s common stock at the end of certain defined periods. No performance or restricted shares have been granted to employees.

Under the 1997 Plan, all non-employee directors, each quarter, were granted shares of the Company’s common stock with a value equal to $3,000 and stock options with a value equal to $4,500, determined based on the closing market value of the Company’s common stock as of the last day of such quarter. The 2006 Plan provides for grants upon the same terms. The stock options granted to non-employee directors are non-qualified options. The stock-based compensation expense for the fair value of common stock issued to the Company’s directors was $18,000 ($11,000 net of income taxes) and $18,000 ($11,000 net of income taxes) for the three months ended December 31, 2006 and 2005, respectively. The stock-based compensation expense for the fair value of common stock issued to the Company’s directors was $36,000 ($22,000 net of income taxes) and $36,000 ($22,000 net of income taxes) for the six months ended December 31, 2006 and 2005, respectively.

Adoption of SFAS No. 123(R)

On July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services and the transactions that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and, in effect, accounts for those transactions as part of the consolidated financial statements of the entity and not as a footnote disclosure, as the Company had elected under the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the date of adoption. The Company recorded compensation expense of $187,000 and $184,000 in accordance with SFAS No. 123(R) for the three months ended December 31, 2006 and 2005, respectively. The Company recorded compensation expense of $345,000 and $356,000 in accordance with SFAS No. 123(R) for the six months ended December 31, 2006 and 2005, respectively. Prior to fiscal 2007, the majority of the Company’s stock option grants had been qualified incentive stock options (“ISOs”). Beginning in fiscal 2007, the Company began issuing the majority of stock option grants as non-qualified stock options. Compensation expense for ISOs is nondeductible for income tax purposes, except as noted below. Therefore, an income tax benefit has only been recorded for compensation expense on non-qualified stock options calculated under the provisions of SFAS No. 123(R). The Company may recognize some income tax benefit in the future on ISOs issued on or after the adoption date. The amount of income tax benefit recognized will be contingent upon the amount of options exercised, whether the exercise is a disqualifying disposition and the statutory income tax rate at the time of exercise, among other factors. For the three months ended December 31, 2006 and 2005, compensation expense of $62,000 ($38,000 net of income taxes) and $27,000 ($17,000 net of income taxes), respectively, was recorded on non-qualified options. For the six months ended December 31, 2006 and 2005, compensation expense of $103,000 ($64,000 net of income taxes) and $46,000 ($29,000 net of income taxes), respectively, was recorded on non-qualified options. At December 31, 2006, there was $1,428,000 of total unrecognized compensation cost related to stock-based compensation. That cost is expected to be recognized over a weighted average period of 1.4 years.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Expected dividend rate	—	—	—	—
Risk free interest rate	4.54% - 4.62%	4.35%	4.51% - 5.11%	4.35%
Weighted average expected lives, in years	4.7	5.6	5.0	5.6
Price volatility	61%	73%	62%	73%
Weighted average fair value at date of grant for options granted	$1.13	$1.29	$1.08	$1.57
Total intrinsic value of options exercised	$67,000	$2,000	$109,000	$186,000
Total cash received from options exercised	$262,000	$3,000	$324,000	$209,000

The following table summarizes the Company’s stock options outstanding at December 31, 2006 and changes during the six months then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at July 1, 2006	2,695,055	$1.88
Granted	870,338	$1.91
Exercised	(199,028)	$1.63
Canceled or expired	(156,822)	$2.14

Options outstanding at December 31, 2006	3,209,543	$1.90	7.4	$1,979,000

Options exercisable at December 31, 2006	1,432,573	$1.85	5.5	$1,022,000

Note D. INVENTORIES

Inventories consist of the following at December 31, 2006 and June 30, 2006:

	December 31, 2006	June 30, 2006
Raw materials and supplies	$2,330,000	$2,389,000
Work-in-process	1,798,000	1,717,000
Finished goods	1,223,000	1,312,000

	$5,351,000	$5,418,000

Note E. INTANGIBLE ASSETS

The following table sets forth intangible assets, including the accumulated amortization as of June 30, 2006 and December 31, 2006:

	Useful Life	June 30, 2006
		Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,333,000	$667,000
Customer relationships	15 years	3,400,000	378,000	3,022,000
Developed technology	15 years	2,500,000	278,000	2,222,000
Trade name	20 years	1,100,000	92,000	1,008,000
Employment agreement	4.5 years	400,000	148,000	252,000

Total		$9,400,000	$2,229,000	$7,171,000

	Useful Life	December 31, 2006
		Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,400,000	$600,000
Customer relationships	15 years	3,400,000	491,000	2,909,000
Developed technology	15 years	2,500,000	361,000	2,139,000
Trade name	20 years	1,100,000	119,000	981,000
Employment agreement	4.5 years	400,000	193,000	207,000

Total		$9,400,000	$2,564,000	$6,836,000

Intangible assets are amortized on a straight-line basis over their expected useful lives. Amortization expense related to intangible assets was $168,000 and $168,000 for the three months ended December 31, 2006 and 2005, respectively. Amortization expense related to intangible assets was $335,000 and $335,000 for the six months ended December 31, 2006 and 2005, respectively. Amortization expense is expected to be $671,000 for the year ended June 30, 2007. Of these amounts, $83,000 was charged for the six months ended December 31, 2006 and $167,000 is expected to be charged for the year ended June 30, 2007 to cost of revenues. Estimated annual amortization expense of intangible assets for the next five years is expected to be as follows:

YEAR ENDING JUNE 30,

2008	$670,000
2009	656,000
2010	582,000
2011	582,000
2012	448,000
Thereafter	3,562,000

$6,500,000

Note F. GOODWILL

There were no changes in the carrying amount of goodwill for the six months ended December 31, 2006.

Goodwill and indefinite life intangible assets are reviewed for impairment and written down in the period in which the recorded value of such assets exceeds their fair value. The annual impairment test was performed as of November 1, 2006 and resulted in no indication of impairment. Subsequent impairment tests will be performed November 1 of each year and more frequently if circumstances warrant.

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

The Agreement requires the Company to make an additional equity investment of at least $350,000 in Biomer in the event, as defined, a financing of Biomer occurs after the Note has been converted and successful completion of the joint development program has been accomplished. Additionally, as part of the joint development program and in consideration for services provided by Biomer in the joint development program, the Company paid Biomer $200,000 in four equal quarterly installments of $50,000 beginning August 24, 2004. As of December 31, 2005, all four installments had been paid totaling $200,000 since the specific milestones that indicated completion of the joint development program, as specified in the Agreement, were met. The $200,000 was amortized over the initial one-year term of the joint development program.

On November 6, 2006, the Company entered into a licensing agreement with Biomer for the exclusive worldwide license to a biocompatible coating technology with potential drug-eluting capabilities for use on Nitinol stents. The agreement also requires the Company to sponsor a pre-clinical evaluation using Biomer’s passive coatings on a self-expanding Nitinol stent platform. The agreement requires the Company to pay $305,000 for the pre-clinical evaluation and Biomer’s management over the course of the evaluation. On December 23, 2006, the Company paid $153,000 to Biomer, as required by the agreement. The remaining $152,000 is payable after pre-clinical evaluation has been completed and Biomer has issued its report thereon to the Company. At December 31, 2006, the $153,000 has been recorded in Prepaid Expenses and Other Current Assets. The $305,000 will be charged to Research and Development Expense as the pre-clinical evaluation is conducted.

Note H. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2006 and June 30, 2006:

	December 31, 2006	June 30, 2006
Accounts payable	$1,723,000	$1,716,000
Accrued separation charges	253,000	508,000
Accrued vacation	733,000	725,000
Accrued bonuses	600,000	1,500,000
Accrued expenses – other	1,392,000	1,029,000

	$4,701,000	$5,478,000

Note I. SEPARATION CHARGES

Effective December 9, 2005, the Company’s President and Chief Executive Officer retired from his position and was succeeded by the Company’s Executive Vice President and Chief Financial Officer, who was serving as President and Chief Executive Officer on an interim basis. In connection with the retirement, the Company recorded separation charges of $1,130,000, including $182,000 of associated legal fees, in the three months ended December 31, 2005. These separation charges are included as General, Selling and Administrative Expenses. As of December 31, 2006, $253,000 of these separation costs have been accrued and are included as Accrued Separation Charges in Accounts Payable and Accrued Expenses (see Note H).

Note J. INCOME TAXES

A reconciliation of the income tax provision computed by applying the statutory U.S. Federal income tax rate of 34% to income (loss) before income taxes as reported in the condensed consolidated statements of operations follows. The nondeductible expense for stock-based compensation on ISOs for the three months ended December 31, 2006 and 2005 was $125,000 and $157,000, respectively. The nondeductible expense for stock-based compensation on ISOs for the six months ended December 31, 2006 and 2005 was $242,000 and $310,000, respectively.

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Provision for (benefit from) income taxes at statutory federal rate	$(156,000)	$(98,000)	$404,000	$208,000
Increase (decrease) resulting from:
Nondeductible expense for equity-based compensation	45,000	58,000	88,000	115,000
State income taxes, net of federal benefit	(17,000)	(12,000)	27,000	23,000
Extraterritorial income exclusion - tax benefit on export sales	(49,000)	—	(64,000)	—
Other	(2,000)	—	(2,000)	—

Provision for (benefit from) income taxes	$(179,000)	$(52,000)	$453,000	$346,000

As of June 30, 2006, the Company had federal net operating loss carryforwards of approximately $6,200,000 available to reduce future federal taxable income, which expire in 2009 through 2011.

The recognition of tax benefits of $25,000 and $45,000 during the three months and six months ended December 31, 2006, respectively, related to the exercise of warrants and stock options and subsequent sale of the underlying stock is being deferred per SFAS No. 123(R) and will be recognized when net operating loss carryforwards are fully utilized.

Note K. BUSINESS SEGMENT INFORMATION

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

Included in the line item “Corporate items and eliminations” below are the eliminations between the two segments, as well as general and corporate items. Business segment information is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Revenues
Nitinol Products	$8,334,000	$8,839,000	$17,754,000	$18,054,000
Polymer Products	4,198,000	3,895,000	8,615,000	7,375,000
Corporate items and eliminations	(26,000)	(85,000)	(33,000)	(113,000)

Consolidated	$12,506,000	$12,649,000	$26,336,000	$25,316,000

Gross profit
Nitinol Products	$1,894,000	$3,090,000	$5,651,000	$6,307,000
Polymer Products	1,534,000	1,865,000	3,500,000	3,397,000

Consolidated	$3,428,000	$4,955,000	$9,151,000	$9,704,000

	December 31, 2006	June 30, 2006
Total Assets
Nitinol Products	$16,490,000	$17,597,000
Polymer Products	25,765,000	26,153,000
Corporate items and eliminations	12,745,000	11,550,000

Consolidated	$55,000,000	$55,300,000

Note L. CONTINGENCIES

The Company is a co-defendant in a series of counterclaims filed by Kentucky Oil, NV (“Kentucky Oil”) vs. the Company and a third-party, Schlumberger Technologies Corporation (“Schlumberger”). The referenced action was initiated by a filing made by the Company in the U.S. District Court for the Southern District of Texas on May 14, 2004. The Company filed the action in response to written statements made by Kentucky Oil to Schlumberger alleging that the Company had misappropriated proprietary technology from Kentucky Oil and improperly transferred it to Schlumberger. In its complaint, the Company alleged that Kentucky Oil committed libel, business disparagement, and engaged in unfair business practices against the Company as a result of the statements. In addition, the Company requested a declaratory judgment that no misappropriation of technology occurred.

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

On May 6, 2005, Kentucky Oil filed its second amended counterclaims, adding claims against the Company and Schlumberger for unfair competition and unjust enrichment. Schlumberger filed a motion to dismiss the two new counterclaims in June 2005, and a hearing on the motions was held on July 8, 2005. On June 30, 2005, the parties held a mediation session before a court appointed mediator in which the parties did not reach a settlement. On July 14, 2005, the Court issued an order denying the motion to dismiss the newly added counterclaims.

On May 12, 2006, the Company and Schlumberger filed a motion for summary judgment that Kentucky Oil lacks standing to assert causes of action for trade secrets misappropriation and or correction of inventorship. A hearing on the motion was held on July 21, 2006 and, on December 18, 2006, the Court issued an Order acknowledging that Kentucky Oil had failed to establish ownership of the alleged trade secrets due to a faulty chain of title between previous alleged owners. However, the Court declined to enter summary judgment, but rather granted Kentucky Oil until January 10, 2007 to cure the evidentiary deficiency. Kentucky Oil filed a supplemental affidavit prior to the deadline. Pursuant to the Court’s Order, the Company and Schlumberger filed objections to the supplemental evidence within five days. The Court has not yet ruled on the sufficiency of Kentucky Oil’s supplemental evidence or the Company and Schlumberger’s objections, but will likely do so within the next four to six weeks.

On January 26, 2007, the Company and Schlumberger filed multiple motions for summary judgment against Kentucky Oil’s several counterclaims, including motions for summary judgment that: (1) Kentucky Oil is estopped from asserting loss of trade secrets, (2) Kentucky Oil’s claim for misappropriation of trade secrets and related claim for breach of contract is barred by the statute of limitations, (3) no trade secrets were misappropriated, (4) Peter Besselink made no inventive contribution to Schlumberger’s Patents; (5) Kentucky Oil has not suffered any compensable injury; and for (6) partial summary judgment on Kentucky Oil’s claims for unfair competition and unjust enrichment. A hearing on the above motion is currently scheduled for March 2, 2007. The Court may issue preliminary rulings on one or more of the motions shortly before the hearing date. In any case, the Court should issue a ruling on all the motions at least by the start of trial, which is currently scheduled for April 9, 2007.

Pursuant to the Court’s January 4, 2007 Order in response to a motion to compel, Kentucky Oil served a supplemental initial disclosure on January 11, 2007, delineating the bases for its alleged damages. In the disclosure, Kentucky Oil contends that its current calculation for unmultiplied damages is approximately $30 million. Kentucky Oil also served two expert reports in support of its alleged damages on January 19, 2007. Notwithstanding the fact that Kentucky Oil bears the burden of proof on damages, the Company served an initial expert report on damages on January 19, 2007 concluding, inter alia, that Kentucky Oil’s alleged damages are speculative and contrary to the evidence. The Company served a full rebuttal to Kentucky Oil’s expert reports on February 9, 2007. The Company and Kentucky Oil also exchanged expert reports on certain technological issues on January 19, 2007 and served rebuttal reports on February 9, 2007.

The parties will conduct expert discovery over three weeks following service of the rebuttal expert reports. In addition, fact discovery is nearly complete, with depositions of remaining fact witnesses to be taken prior to the trial, which is currently scheduled to begin on April 9, 2007.

On December 29, 2006, Kentucky Oil forwarded a settlement proposal to the Company and Schlumberger calling for, inter alia, a lump sum payment of $5 million jointly from the Company and Schlumberger and an assignment of all of the Company’s rights under the Company- Schlumberger Development Agreement to Kentucky Oil. The proposal also includes a multi-faceted licensing arrangement between Kentucky Oil and Schlumberger over the disputed Schlumberger patents. Both the Company and Schlumberger rejected the settlement proposal and declined to make a counterproposal at that time. However, the parties are currently scheduling a mutually convenient date for a settlement conference before the magistrate judge (the Court previously ordered the parties to engage in a settlement conference prior to trial). It is expected that the settlement conference will take place on March 14, 2007.

The Company believes the counterclaims are without merit and is vigorously defending its position. The Company has, however, accrued $175,000 as of December 31, 2006 and charged the amount to operations during the year ended June 30, 2005. Although the Company cannot predict with certainty the ultimate resolution of this litigation, the Company does not believe that it is likely to have a material adverse effect on its business, results of operations, cash flows or financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On December 20, 2006, the Company’s stockholders approved the adoption of the 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of awards to purchase or acquire an aggregate of 4,500,000 shares of the Company’s common stock. The Board of Directors approved the termination of the Memry Corporation Long-term Incentive Plan, as a result of the approval by the stockholders of the 2006 Plan.

ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

For our accounting policies that, among others, are critical to the understanding of our results of operations due to the assumptions we make in their application, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended June 30, 2006. Senior management has discussed the development and selection of these accounting policies, and estimates, and the related disclosures with the Audit Committee of the Board of Directors. See Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2006 for our significant accounting policies. In the first six months of the year ending June 30, 2007 (“fiscal 2007”), there have been no material changes to the significant accounting policies.

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

Goodwill and Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value. Goodwill was $14,146,000 as of December 31, 2006 and June 30, 2006.

Intangible assets consist primarily of management’s estimates of patents, developed technology, customer relationships, trade name, and other intangible assets that have been identified as a result of the Company’s purchase accounting for past acquisitions. These assets are being amortized over their useful lives, determined to be 4.5 to 20 years, depending on the nature of the asset and the asset class. We review intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value is not recoverable. Intangible assets, net of accumulated amortization, were $6,836,000 and $7,171,000 as of December 31, 2006 and June 30, 2006, respectively. This decrease is due to amortization expense of $335,000 for the six months ended December 31, 2006.

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

Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $3,046,000 and $3,484,000 as of December 31, 2006 and June 30, 2006, respectively.

Contingencies and Litigation. We are currently involved in certain legal proceedings and, as required, have accrued estimates of probable costs for the resolution of these claims. These estimates have been developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See “Note L. Contingencies” to the Condensed Consolidated Financial Statements.

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

For periods prior to July 1, 2006, the Company classified legal costs incurred for litigating, registering and maintaining patents as research and development expense. Commencing July 1, 2006, the Company began classifying such costs as general, selling and administration expense. For the three months and six months ended December 31, 2005, the Company has reclassified $3,000 and $191,000, respectively, of such costs from research and development expense to general, selling and administration expense. There was no effect on operating income as a result of this reclassification.

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

Three months ended December 31, 2006, compared to Three months ended December 31, 2005

The following table compares revenues and gross margin by business segment for the three months ended December 31, 2006 and 2005.

	Three months ended December 31,
	2006		2005		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues
Nitinol Products Segment	$8,334,000	66.6%	$8,839,000	69.9%	$(505,000)	(5.7)%
Polymer Products Segment	4,198,000	33.6	3,895,000	30.8	303,000	7.8%
Eliminations	(26,000)	(0.2)	(85,000)	(0.7)	59,000	(69.4)%

Total	$12,506,000	100.0%	$12,649,000	100.0%	$(143,000)	(1.1)%

Gross Profit
Nitinol Products Segment	$1,894,000	22.7%	$3,090,000	35.0%	$(1,196,000)	(38.7)%
Polymer Products Segment	1,534,000	36.5%	1,865,000	47.9%	(331,000)	(17.7)%

Total	$3,428,000	27.4%	$4,955,000	39.2%	$(1,527,000)	(30.8)%

The following table sets forth the Company’s condensed consolidated statements of operations for the three months ended December 31, 2006 and 2005.

	Three months ended December 31,
	2006		2005		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues	$12,506,000	100.0%	$12,649,000	100.0%	$(143,000)	(1.1)%
Cost of revenues	9,078,000	72.6	7,694,000	60.8	1,384,000	18.0%

Gross profit	3,428,000	27.4	4,955,000	39.2	(1,527,000)	(30.8)%

Operating expenses:
Research and development	337,000	2.7	602,000	4.8	(265,000)	(44.0)%

General, selling and administration, including separation charges of $1,130,000 in 2005	3,272,000	26.2	4,239,000	33.5	(967,000)	(22.8)%
Amortization of intangible assets	126,000	1.0	126,000	1.0	—	—
Other	(8,000)	(0.1)	—	—	(8,000)	N/A

	3,727,000	29.8	4,967,000	39.3	(1,240,000)	(25.0)%

Operating income (loss)	(299,000)	(2.4)	(12,000)	(0.1)	(287,000)	2,391.7%

Interest
Expense	(266,000)	(2.1)	(331,000)	(2.6)	65,000	(19.6)%
Income	106,000	0.8	55,000	0.4	51,000	92.7%

	(160,000)	(1.3)	(276,000)	(2.2)	116,000	(42.0)%

Income (loss) before income taxes	(459,000)	(3.7)	(288,000)	(2.3)	(171,000)	59.4%
Provision for (benefit from) income taxes	(179,000)	(1.5)	(52,000)	(0.4)	(127,000)	244.2%

Net income (loss)	$(280,000)	(2.2)%	$(236,000)	(1.9)%	$(44,000)	18.6%

Revenues. Revenues decreased 1% to $12,506,000 in the second quarter of fiscal 2007 from $12,649,000 during the same period in fiscal 2006, a decrease of $143,000. The decrease in revenues was due to the 6% decrease in revenues in the Nitinol Products Segment. This was partially offset by increased revenues in the Polymer Products Segment. The Polymer Products Segment’s revenues for the second quarter of fiscal 2007 increased $303,000 to $4,198,000 as compared to $3,895,000 during the same quarter in fiscal 2006. The revenues increase was a result of increased shipments of catheter products to several different customers. Additionally, the Polymer Products Segment increased to 34% of total revenues in the second quarter of fiscal 2007 from 31% in the second quarter of fiscal 2006.

Revenues for the Nitinol Products Segment decreased 6% or $505,000 to $8,334,000 in the second quarter of fiscal 2007 from $8,839,000 during the same period in fiscal 2006. This decrease in revenues resulted primarily from the combined effect of the following items. Revenues from superelastic nitinol tube decreased approximately $725,000 in the three months ended December 31, 2006 from the same period in the prior year. This segment also continued to experience decreased shipments of nitinol tube-based stent components, which decreased approximately $450,000. Additionally, there were decreases in the second quarter of fiscal 2007 as compared to the same period in the prior fiscal year in shipments of arch wire of approximately $150,000, and high pressure sealing plugs of approximately $175,000. Offsetting a portion of these decreases, revenues from prototype development and research and development activities increased approximately $450,000 in the three months ended December 31, 2006 from the same period in the prior year. Additionally, revenues increased approximately $425,000 for a nitinol catheter product in the second quarter of fiscal 2007 from the same period in the prior year due to the product launch of a customer’s new product. Looking forward to the remainder of fiscal 2007, the Company anticipates that overall nitinol stent component revenues for fiscal 2007 will experience some decline from their revenues in fiscal 2006. The reason for this decline relates primarily to an anticipated reduction in shipments of tube-based stent components to our largest customer because of market share adjustments and the customer’s desire for a “second source.” Although the Company continues to work on new products, there can be delays in revenues from customers due to a slow validation process, product redesign or other factors.

Costs and Expenses. Cost of revenues increased $1,384,000, or 18%, to $9,078,000 in the second quarter of fiscal 2007 from $7,694,000 in the second quarter of fiscal 2006. The increase was due primarily to unfavorable production variances as a result of lower production volumes. The Nitinol Products Segment operated at a lower gross margin in the second quarter of fiscal 2007 than in the same period in fiscal 2006 primarily due to these unfavorable production variances. Additionally, there was a shift in the product mix of shipments towards those products with lower margin products from those with higher gross margins, such as nitinol superelastic tube. The Polymer Products Segment’s gross margin continues to be higher than the gross margin of the Nitinol Products Segment. However, the Polymer Products Segment’s gross margin also was lower in the second quarter of fiscal 2007 as compared to the prior year period. It decreased to 36.5% of revenues in the second quarter of fiscal 2007 from 47.9% in the second quarter of fiscal 2006 as the segment experienced a decline in revenues from some of its higher margin products and it experienced higher production costs and only a slight increase in production volumes. Since the November 2004 acquisition of Putnam, the Company has invested in personnel and equipment to provide capacity to support the increased business of the Polymer Products Segment.

The Company continued to experience price pressure on several product lines during the second quarter of fiscal 2007.

As a result of these factors, the Company’s consolidated gross profit decreased from 39.2% in the second quarter of fiscal 2006 to 27.4% in the second quarter of fiscal 2007. See the table in the beginning of this section for information on the results of the business segments. The Company’s ability to maintain or grow its gross profit margin is dependent on several factors. One is the product mix of the Company’s shipments, which can be affected by customer requirements, capacity of specific product lines and general timing. Another is the success of the Company in securing sufficient business to absorb plant overhead, particularly in the high margin nitinol tube business. In fiscal 2007, an anticipated reduction from prior year levels in shipments of tube-based stent components will make it difficult to maintain gross profits in the Nitinol Products Segment. The Company continues to invest in the manufacturing operations of its Polymer Products Segment, including staff, equipment, and systems to grow the segment’s revenues over the next several years. These investments are expected to continue for the foreseeable future and may have the effect of reducing profitability, particularly in the short term, of its Polymer Products Segment.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets decreased $1,240,000, or 25%, to $3,727,000 in the second quarter of fiscal 2007, compared to $4,967,000 in the second quarter of fiscal 2006. However, the operating expenses in the second quarter of fiscal 2006 included $1,130,000 of separation charges related to the retirement of the Company’s Chief Executive Officer. Therefore, excluding the separation charges in fiscal 2006, the operating expenses were $3,837,000 and approximately 3% more than the second quarter of fiscal 2007. The decrease in operating expenses, exclusive of the separation charges, in the second quarter of fiscal 2007 primarily was due to decreased research and development costs which were partially offset by increased administration costs related to professional fees for legal and accounting services. The Company expects the increased level of legal and accounting expenses to continue throughout fiscal 2007. The increased accounting expenses are related to the Company preparing for the implementation of Sarbanes-Oxley Section 404 compliance requirements. Excluding the $1,130,000 of separation charges in fiscal 2006, total operating expenses as a percentage of revenues decreased slightly from 30.3% in the second quarter of fiscal 2006 to 29.8% in the second quarter of fiscal 2007.

Net interest expense decreased $116,000 to $160,000 in the second quarter of fiscal 2007 as compared to net interest expense of $276,000 in the second quarter of fiscal 2006. The change from period to period was due to both an increase in interest income and a decrease in interest expense. The interest income increased due to increased invested cash balances in the second quarter of fiscal 2007 compared to the same period in the prior year. Interest expense decreased primarily due to lower average debt balance. There was also a slight decrease in the average interest rate in the second quarter of fiscal 2007 as compared to the same period in the prior fiscal year.

Income Taxes. The Company recorded a benefit from income taxes of $179,000 for the second quarter of fiscal 2007, compared to $52,000 for the second quarter of fiscal 2006. The increase in the benefit is the result of an increase in the loss before income taxes. The effective tax rate was 39% for the second quarter of fiscal 2007 as compared to 18% for the same period in fiscal 2006. The primary reason for the increase in the effective tax rate from the prior year was the recognition of an extraterritorial income exclusion tax benefit in the first quarter of fiscal 2007. The extraterritorial income exclusion is due to the Company’s export sales.

Net Income (Loss). As a result of the factors discussed above, the Company recognized a net loss of $280,000 in the second quarter of fiscal 2007 compared to a net loss of $236,000 for the same period in fiscal 2006.

Six months ended December 31, 2006, compared to Six months ended December 31, 2005

The following table compares revenues and gross margin by business segment for the six months ended December 31, 2006 and 2005.

	Six months ended December 31,
	2006		2005		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues
Nitinol Products Segment	$17,754,000	67.4%	$18,054,000	71.3%	$(300,000)	(1.7)%
Polymer Products Segment	8,615,000	32.7	7,375,000	29.1	1,240,000	16.8%
Eliminations	(33,000)	(0.1)	(113,000)	(0.4)	80,000	(70.8)%

Total	$26,336,000	100.0%	$25,316,000	100.0%	$1,020,000	4.0%

Gross Profit
Nitinol Products Segment	$5,651,000	31.8%	$6,307,000	34.9%	$(656,000)	(10.4)%
Polymer Products Segment	3,500,000	40.6%	3,397,000	46.1%	103,000	3.0%

Total	$9,151,000	34.7%	$9,704,000	38.3%	$(553,000)	(5.7)%

The following table sets forth the Company’s condensed consolidated statements of operations for the six months ended December 31, 2006 and 2005.

	Six months ended December 31,
	2006		2005		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues	$26,336,000	100.0%	$25,316,000	100.0%	$1,020,000	4.0%
Cost of revenues	17,185,000	65.3	15,612,000	61.7	1,573,000	10.1%

Gross profit	9,151,000	34.7	9,704,000	38.3	(553,000)	(5.7)%

Operating expenses:
Research and development	830,000	3.1	1,067,000	4.2	(237,000)	(22.2)%
General, selling and administration, including separation charges of $1,130,000 in 2005	6,532,000	24.8	7,220,000	28.5	(688,000)	(9.5)%
Amortization of intangible assets	252,000	1.0	252,000	1.0	—	—
Other	(25,000)	(0.1)	—	—	(25,000)	N/A

	7,589,000	28.8	8,539,000	33.7	(950,000)	(11.1)%

Operating income	1,562,000	5.9	1,165,000	4.6	397,000	34.1%

Interest
Expense	(572,000)	(2.2)	(652,000)	(2.6)	80,000	(12.3)%
Income	198,000	0.8	98,000	0.4	100,000	102.0%

	(374,000)	(1.4)	(554,000)	(2.2)	180,000	(32.5)%

Income before income taxes	1,188,000	4.5	611,000	2.4	577,000	94.4%
Provision for income taxes	453,000	1.7	346,000	1.4	107,000	30.9%

Net income	$735,000	2.8%	$265,000	1.0%	$470,000	177.4%

Revenues. Revenues increased 4% to $26,336,000 in the first six months of fiscal 2007 from $25,316,000 during the same period in fiscal 2006, an increase of $1,020,000. The increase in revenues was due to the revenues generated in the Polymer Products Segment. The Polymer Products Segment’s revenues for the first six months of fiscal 2007 increased $1,240,000 to $8,615,000 as compared to $7,375,000 during the same quarter in fiscal 2006. The revenue increase was a result of increased shipments of catheter products to several different customers. Additionally, the Polymer Products Segment increased to 33% of total revenues in the first six months of fiscal 2007 from 29% in the first six months of fiscal 2006.

Revenues for the Nitinol Products Segment decreased 2% or $300,000 to $17,754,000 in the first six months of fiscal 2007 from $18,054,000 during the same period in fiscal 2006. This decrease in revenues resulted primarily from the combined effect of the following items. Revenues from superelastic nitinol tube decreased approximately $650,000 in the six months ended December 31, 2006 from the same period in the prior year. This segment also experienced decreased shipments of nitinol tube-based stent components, which decreased approximately $950,000. Additionally, there were decreases in the first six months of fiscal 2007 as compared to the same period in the prior fiscal year in shipments of endocatch products of approximately $600,000, arch wire of approximately $275,000, and high pressure sealing plugs of approximately $225,000. Offsetting a portion of these decreases, the Nitinol Products Segment had increased revenues of approximately $1,150,000 in etched wire-based stents for an existing customer compared to the same period in fiscal 2006. In the six months ended December 31, 2005, the Company’s revenues from the wire-based stent components were adversely affected by shortages in acceptable raw material from one of the Company’s suppliers related to this product line that occurred during the first quarter and which were subsequently addressed. The Company also had increased revenues from prototype development and research and development activities of approximately $675,000 in the six months ended December 31, 2006 from the same period in the prior year. Additionally, revenues increased approximately $650,000 for a nitinol catheter product in the first six months of fiscal 2007 from the same period in the prior year due to the product launch of a customer’s new product. Looking forward to the remainder of fiscal 2007, the Company anticipates that overall nitinol stent component revenues for fiscal 2007 will continue to experience some decline from their revenues in fiscal 2006. The reason for this decline relates primarily to an anticipated reduction in shipments of tube-based stent components to our largest customer because of market share adjustments and the customer’s desire for a “second source.” Although the Company continues to work on new products, there can be delays in revenues from customers due to a slow validation process, product redesign or other factors.

Costs and Expenses. Cost of revenues increased $1,573,000, or 10%, to $17,185,000 in the first six months of fiscal 2007 from $15,612,000 in the first six months of fiscal 2006. The increase was due primarily to the increase in volume as revenues also increased during the period, along with unfavorable production variances as a result of lower production volumes for certain products. The Nitinol Products Segment operated at a lower gross margin in the first six months of fiscal 2007 than in the same period in fiscal 2006 primarily due to these unfavorable production variances. Additionally, there was a shift in the product mix of shipments towards those products with lower margin products from those with higher gross margins, such as nitinol superelastic tube. The Polymer Products Segment’s gross margin continues to be higher than the gross margin of the Nitinol Products Segment. However, the Polymer Products Segment’s gross margin also was lower in the first six months of fiscal 2007 compared to the same period in the prior year. It decreased to 40.6% of revenues in the first six months of fiscal 2007 from 46.1% in the first six months of fiscal 2006 as the segment incurred higher production costs with only a slight increase in production volumes. Since the November 2004 acquisition of Putnam Plastics, the Company has invested in personnel and equipment to provide capacity to support the increased business of the Polymer Products Segment.

The Company continued to experience price pressure on several product lines during the first six months of fiscal 2007.

As a result of these factors, the Company’s consolidated gross profit decreased from 38.3% in the first six months of fiscal 2006 to 34.7% in the first six months of fiscal 2007. See the table in the beginning of this section for information on the results of the business segments. The Company’s ability to maintain or grow its gross profit margin is dependent on several factors. One is the product mix of the Company’s shipments, which can be affected by customer requirements, capacity of specific product lines and general timing. Another is the success of the Company in securing sufficient business to absorb plant overhead, particularly in the high margin nitinol tube business. In fiscal 2007, an anticipated reduction from prior year levels in shipments of tube-based stent components will make it difficult to maintain gross profits in the Nitinol Products Segment. The Company continues to invest in the manufacturing operations at its Polymer Products Segment, including staff, equipment, and systems to grow the segment’s revenues over the next several years. These investments are expected to continue for the foreseeable future and may have the effect of reducing profitability, particularly in the short term, at its Polymer Products Segment.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets decreased $950,000, or 11%, to $7,589,000 in the first six months of fiscal 2007, compared to $8,539,000 in the first six months of fiscal 2006. However, the operating expenses in the first six months of fiscal 2006 included $1,130,000 of separation charges related to the retirement of the Company’s Chief Executive Officer. Therefore, excluding the separation charges in fiscal 2006, the operating expenses were $7,409,000 and approximately 2% less than the same period in fiscal 2007. The increase in operating expenses, exclusive of the separation charges, in the first six months of fiscal 2007 primarily was due to increased administration costs related to professional fees for legal and accounting services. The Company expects the increased level of legal and accounting expenses to continue throughout fiscal 2007. The increased accounting expenses are related to the Company preparing for the implementation of Sarbanes-Oxley Section 404 compliance requirements. Total operating expenses as a percentage of revenues decreased from 33.7% in the first six months of fiscal 2006 to 28.8% in the first six months of fiscal 2007. Excluding the $1,130,000 of separation charges in fiscal 2006, total operating expenses as a percentage of revenues were 29.3% and 28.8% in the first six months of fiscal 2006 and fiscal 2007, respectively.

Net interest expense decreased $180,000 to $374,000 in the first six months of fiscal 2007 as compared to net interest expense of $554,000 in the first six months of fiscal 2006. The change from period to period was comprised of a $100,000 increase in interest income and a decrease of $80,000 in interest expense. The interest income increased due to increased invested cash balances in the first six months of fiscal 2007 compared to the same period in the prior year. Interest expense decreased primarily due to lower average debt balance, which was partially offset by a slight increase in the average interest rate in the first six months of fiscal 2007 as compared to the same period in the prior fiscal year.

Income Taxes. The Company recorded a provision for income taxes of $453,000 for the first six months of fiscal 2007, compared to a provision for income taxes of $346,000 for the first six months of fiscal 2006. The increase in the provision is the result of an increase in the income before income taxes. The effective tax rate was 38% for the first six months of fiscal 2007 as compared to 57% for the same period in fiscal 2006. The primary reason for the decrease in the effective tax rate was the recognition of an extraterritorial income exclusion tax benefit in the first quarter of fiscal 2007. The extraterritorial income exclusion is due to the Company’s export sales.

Net Income. As a result of the factors discussed above, the Company recognized net income of $735,000 in the first six months of fiscal 2007 compared to net income of $265,000 for the same period in fiscal 2006.

(b) LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, the Company’s cash and cash equivalents balance was $8,365,000, an increase of $1,400,000 from $6,965,000 at the start of fiscal 2007. This increase in cash and cash equivalents was due primarily to cash provided by operations, partially offset by principal payments on notes payable and capital expenditures.

Net cash provided by operations was $3,349,000 for the six months ended December 31, 2006, an increase of $960,000 from $2,389,000 provided during the six months ended December 31, 2005. This increase was due principally to an increase in net income of $470,000 to $735,000 for the six months ended December 31, 2006 from $265,000 for the six months ended December 31, 2005. Also, there was a $1,370,000 decrease in accounts receivable for the six months ended December 31, 2006 as compared to a $54,000 increase in the same period during the prior year. The decrease in accounts receivable was due to an increased concentration on account management and cash collections during the six months ended December 31, 2006.

Net cash used in investing activities increased $1,019,000 to $1,259,000 for the six months ended December 31, 2006 compared to $240,000 during the six month period ended December 31, 2005. In these periods in fiscal 2007 and 2006, the primary capital requirements were to fund additions to property, plant and equipment, in the amounts of $1,264,000 and $1,511,000, respectively. The capital expenditures in the six months ended December 31, 2006 were primarily for production equipment at both the Polymer Products and Nitinol Products facilities. Additionally, during the six months ended December 31, 2005, the Company’s bank agreement was amended to eliminate a $1,500,000 cash collateral deposit which resulted in cash provided by investing activities in fiscal 2006.

During the six months ended December 31, 2006, net cash used in financing activities was $690,000, primarily reflecting the second of three $833,000 installments on the deferred payment for the Putnam Acquisition and the scheduled pay-down of the notes payable to Webster Business Credit Corporation of $678,000, partially offset by the proceeds from the issuance of common stock from the exercise of options and warrants for $856,000.

Working capital at December 31, 2006 was $15,786,000, an increase of $1,409,000 from $14,377,000 at June 30, 2006. The increase in working capital is a result of net cash from operations and the proceeds from the exercise of common stock options and warrants, which together exceeded the capital expenditures and principal payments on notes payable for the six months ended December 31, 2006.

In connection with the Putnam Acquisition, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”) which replaced the existing credit facility with Webster Bank. The Webster Agreement includes a term loan facility consisting of a five-year term loan of $1.9 million (the “Five Year Term”) and a three-year term loan of $2.5 million (the “Three Year Term,” together with the Five Year Term known as the “Term Loan Facility”). Both term loans are repayable in equal monthly installments with the additional requirement that, under the Three Year Term, a prepayment of 50% of excess cash flow, as defined, be made annually within 90 days of the Company’s fiscal year end. The excess cash flow prepayment requirement was waived by Webster Business Credit Corporation for fiscal 2006, but remains in effect for the remaining years of the loan term. In December 2006, the Webster Agreement was amended. The amendment reduced the interest rate by 0.25%. As a result of the amendment, interest under the Five Year Term is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined, plus 0.00%. Interest under the Three Year Term is based upon, at the Company’s option, LIBOR plus 3.50% or the alternate base rate, as defined, plus 1.00%. Borrowings under the Term Loan Facility were used to repay approximately $1.4 million in outstanding borrowings under the existing facility with Webster Bank and to partially fund the Putnam Acquisition.

The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. As of December 31, 2006, there were no amounts outstanding under the revolving line of credit. Additionally, the Webster Agreement includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2005 on the same financing terms as the Five Year Term. As of November 9, 2005, $1,000,000 of outstanding amount under the equipment line was converted to a term loan, payable monthly, based on a seven year amortization schedule, but with a balloon payment of the then unpaid balance due November 9, 2009. On December 21, 2005, the Webster Agreement was amended to provide an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2006 on the same financing terms as the Five Year Term. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

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

Additional financing for the Putnam Acquisition was obtained on November 9, 2004 from Brookside Pecks Capital Partners, L.P. and Ironbridge Mezzanine Fund, L.P. in the form of a $7.0 million subordinated loan due November 9, 2010 (the “Subordinated Loan”). The interest rate on the Subordinated Loan is 16.5%, of which 12% is payable quarterly with the remaining 4.5% payable in additional promissory notes having identical terms as the Subordinated Loan. Originally, the interest rate was 17.5%, with 5.5% payable in additional promissory notes, but was reduced at the discretion of the lender. In future years, the interest rate is subject to reductions by reaching certain pretax thresholds or at the discretion of the lender. The interest rate is also subject to increase in the event of default.

The Subordinated Loan contains various restrictive covenants including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with a fixed charge coverage ratio and leverage ratio, as defined. The Note payable outstanding under the Subordinated Loan as of December 31, 2006 and June 30, 2006 was $5,089,000 and $4,974,000, respectively.

The remaining financing for the Putnam Acquisition was provided for with the Company’s cash on hand and $2,500,000 in deferred payments. The deferred payments are non-interest bearing and are required to be paid to the seller in three equal annual installments. The first and second of these installments of $833,000 each were paid in November 2005 and 2006, respectively. Total obligations of $793,000 and $1,587,000 were outstanding for the non-interest bearing deferred payments as of December 31, 2006 and June 30, 2006, respectively.

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

The Agreement requires the Company to make an additional equity investment of at least $350,000 in Biomer in the event, as defined, a financing of Biomer occurs after the Note has been converted and successful completion of the joint development program has been accomplished. Additionally, as part of the joint development program and in consideration for services provided by Biomer in the joint development program, the Company paid Biomer $200,000 in four equal quarterly installments of $50,000 beginning August 24, 2004. As of December 31, 2005, all four installments had been paid totaling $200,000 since the specific milestones that indicated completion of the joint development program, as specified in the Agreement, were met. The $200,000 was amortized over the initial one year term of the joint development program.

On November 6, 2006, the Company entered into a licensing agreement with Biomer for the exclusive worldwide license to a biocompatible coating technology with potential drug-eluting capabilities for use on Nitinol stents. The agreement also requires the Company to sponsor a pre-clinical evaluation using Biomer’s passive coatings on a self-expanding Nitinol stent platform. The agreement requires the Company to pay $305,000 for the pre-clinical evaluation and Biomer’s management over the course of the evaluation. On December 23, 2006, the Company paid $153,000 to Biomer, as required by the agreement. The remaining $152,000 is payable after pre-clinical evaluation has been completed and Biomer has issued its report thereon to the Company. At December 31, 2006, the $153,000 has been recorded in Prepaid Expenses and Other Current Assets. Research and Development Expense will be recorded as the pre-clinical evaluation is conducted.

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

Impact of recently issued accounting standards

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, SFAS No. 154 requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS No. 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS No. 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized in the period of the change to the new accounting principle. The Company adopted the provisions of SFAS No. 154 on July 1, 2006.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. SFAS No. 157 simplifies and codifies fair value related guidance previously issued and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.

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

There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales

•	changes in governmental laws, regulations and accounting standards and the enforcement thereof that may be adverse to us

•	the impact of litigation and claims made against us, including the current series of counterclaims made by Kentucky Oil, NV

•	other legal factors including environmental concerns

•	agency or government actions or investigations affecting the industry in general or us in particular

•	the trend of regulatory agencies to recommend that medical device companies have multiple suppliers of critical components

•	changes in business strategy or development plans

•	business acquisitions, dispositions, discontinuations or restructurings

•	the continued integration of Putnam

•	availability, terms and deployment of capital

•	economic factors over which we have no control, including changes in inflation and interest rates

•	the developing nature of the market for our products and technological change

•	intensifying competition in the shape memory alloy and specialty polymer-extrusion fields

•	success of operating initiatives

•	operating costs

•	advertising and promotional efforts

•	the existence or absence of adverse publicity

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

The Company is a co-defendant in a series of counterclaims filed by Kentucky Oil, NV (“Kentucky Oil”) vs. the Company and a third-party, Schlumberger Technologies Corporation (“Schlumberger”). The referenced action was initiated by a filing made by the Company in the U.S. District Court for the Southern District of Texas on May 14, 2004. The Company filed the action in response to written statements made by Kentucky Oil to Schlumberger alleging that the Company had misappropriated proprietary technology from Kentucky Oil and improperly transferred it to Schlumberger. In its complaint, the Company alleged that Kentucky Oil committed libel, business disparagement, and engaged in unfair business practices against the Company as a result of the statements. In addition, the Company requested a declaratory judgment that no misappropriation of technology occurred.

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

On May 6, 2005, Kentucky Oil filed its second amended counterclaims, adding claims against the Company and Schlumberger for unfair competition and unjust enrichment. Schlumberger filed a motion to dismiss the two new counterclaims in June 2005, and a hearing on the motions was held on July 8, 2005. On June 30, 2005, the parties held a mediation session before a court appointed mediator in which the parties did not reach a settlement. On July 14, 2005, the Court issued an order denying the motion to dismiss the newly added counterclaims.

On May 12, 2006, the Company and Schlumberger filed a motion for summary judgment that Kentucky Oil lacks standing to assert causes of action for trade secrets misappropriation and or correction of inventorship. A hearing on the motion was held on July 21, 2006 and, on December 18, 2006, the Court issued an Order acknowledging that Kentucky Oil had failed to establish ownership of the alleged trade secrets due to a faulty chain of title between previous alleged owners. However, the Court declined to enter summary judgment, but rather granted Kentucky Oil until January 10, 2007 to cure the evidentiary deficiency. Kentucky Oil filed a supplemental affidavit prior to the deadline. Pursuant to the Court’s Order, the Company and Schlumberger filed objections to the supplemental evidence within five days. The Court has not yet ruled on the sufficiency of Kentucky Oil’s supplemental evidence or the Company and Schlumberger’s objections, but will likely do so within the next four to six weeks.

On January 26, 2007, the Company and Schlumberger filed multiple motions for summary judgment against Kentucky Oil’s several counterclaims, including motions for summary judgment that: (1) Kentucky Oil is estopped from asserting loss of trade secrets, (2) Kentucky Oil’s claim for misappropriation of trade secrets and related claim for breach of contract is barred by the statute of limitations, (3) no trade secrets were misappropriated, (4) Peter Besselink made no inventive contribution to

Schlumberger’s Patents; (5) Kentucky Oil has not suffered any compensable injury; and for (6) partial summary judgment on Kentucky Oil’s claims for unfair competition and unjust enrichment. A hearing on the above motion is currently scheduled for March 2, 2007. The Court may issue preliminary rulings on one or more of the motions shortly before the hearing date. In any case, the Court should issue a ruling on all the motions at least by the start of trial, which is currently scheduled for April 9, 2007.

Pursuant to the Court’s January 4, 2007 Order in response to a motion to compel, Kentucky Oil served a supplemental initial disclosure on January 11, 2007, delineating the bases for its alleged damages. In the disclosure, Kentucky Oil contends that its current calculation for unmultiplied damages is approximately $30 million. Kentucky Oil also served two expert reports in support of its alleged damages on January 19, 2007. Notwithstanding the fact that Kentucky Oil bears the burden of proof on damages, the Company served an initial expert report on damages on January 19, 2007 concluding, inter alia, that Kentucky Oil’s alleged damages are speculative and contrary to the evidence. The Company served a full rebuttal to Kentucky Oil’s expert reports on February 9, 2007. The Company and Kentucky Oil also exchanged expert reports on certain technological issues on January 19, 2007 and served rebuttal reports on February 9, 2007.

The parties will conduct expert discovery over three weeks following service of the rebuttal expert reports. In addition, fact discovery is nearly complete, with depositions of remaining fact witnesses to be taken prior to the trial, which is currently scheduled to begin on April 9, 2007.

On December 29, 2006, Kentucky Oil forwarded a settlement proposal to the Company and Schlumberger calling for, inter alia, a lump sum payment of $5 million jointly from the Company and Schlumberger and an assignment of all of the Company’s rights under the Company- Schlumberger Development Agreement to Kentucky Oil. The proposal also includes a multi-faceted licensing arrangement between Kentucky Oil and Schlumberger over the disputed Schlumberger patents. Both the Company and Schlumberger rejected the settlement proposal and declined to make a counterproposal at that time. However, the parties are currently scheduling a mutually convenient date for a settlement conference before the magistrate judge (the Court previously ordered the parties to engage in a settlement conference prior to trial). It is expected that the settlement conference will take place on March 14, 2007.

The Company believes the counterclaims are without merit and is vigorously defending its position. The Company has, however, accrued $175,000 as of December 31, 2006 and charged the amount to operations during the year ended June 30, 2005. Although the Company cannot predict with certainty the ultimate resolution of this litigation, the Company does not believe that it is likely to have a material adverse effect on its business, results of operations, cash flows or financial condition.

ITEM 1A.	RISK FACTORS

There have been no material changes from or additions to the risk factors previously disclosed in Item 1A to Part I. of our Form 10-K for the year ended June 30, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 5, 2006, a warrantholder exercised warrants for 375,000 shares of the Company’s common stock at an exercise price of $1.25 per share. Such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 23, 2006, the Company issued its Notice of Annual Meeting of Stockholders along with its Proxy Statement, which included the submission of matters to a vote of security holders. On November 29, 2006, the Company held its Annual Meeting. The Annual Meeting was adjourned to December 20, 2006. At the meeting, the Company’s eight nominees for director, W. Andrew Krusen, Jr., Kempton J. Coady, III, Dr. Edwin Snape, François Marchal, Michel de Beaumont, Robert P. Belcher, Carmen L. Diersen and James V. Dandeneau were elected to the Board of Directors by the vote specified below:

	No. of Votes			Broker Non-Votes
Nominee	For	Against/ Withheld	Abstentions
W. Andrew Krusen, Jr.	23,194,138	2,042,167	0	0
Kempton J. Coady, III	23,212,352	2,023,953	0	0
Dr. Edwin Snape	23,209,952	2,026,353	0	0
François Marchal	23,207,427	2,028,878	0	0
Michel de Beaumont	23,208,852	2,027,453	0	0
Robert P. Belcher	23,214,252	2,022,053	0	0
Carmen L. Diersen	23,078,838	2,157,467	0	0
James V. Dandeneau	23,212,627	2,023,678	0	0

Also at such annual meeting, the stockholders approved the adoption of the 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of awards to purchase or acquire an aggregate of 4,500,000 shares of the Company’s common stock. The vote on such proposal was 12,839,122 shares in favor, 730,177 shares against, and 1,997,796 shares abstaining.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Memry Corporation 2006 Long-Term Incentive Compensation Plan*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 23, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2007	MEMRY CORPORATION

	By:	/S/ ROBERT P. BELCHER
Robert P. Belcher
Chief Executive Officer
(Principal Executive Officer)
Date: February 12, 2007

	By:	/S/ RICHARD F. SOWERBY
Richard F. Sowerby
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)