Form 10-Q
period 2007-03-31
MEMRY CORP
filed 2007-05-15
CIK 720896

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐    No  ☒

As of May 7, 2007, 29,851,120 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

MEMRY CORPORATION

FORM 10-Q

For the quarter ended March 31, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

Memry Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2007	June 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$6,757,000	$6,965,000
Accounts receivable, less allowance for doubtful accounts	6,619,000	8,156,000
Inventories	5,795,000	5,418,000
Deferred tax asset	1,663,000	1,663,000
Prepaid expenses and other current assets	434,000	41,000

Total current assets	21,268,000	22,243,000

Property, plant and equipment	24,226,000	22,588,000
Less accumulated depreciation	(15,325,000)	(13,592,000)

	8,901,000	8,996,000

Other assets
Intangible assets, less accumulated amortization	6,668,000	7,171,000
Goodwill	14,146,000	14,146,000
Deferred financing costs, less accumulated amortization	229,000	355,000
Investment	409,000	409,000
Deferred tax asset	1,694,000	1,821,000
Deposits and other assets	156,000	159,000

Total other assets	23,302,000	24,061,000

TOTAL ASSETS	$53,471,000	$55,300,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,358,000	$5,478,000
Notes payable	6,094,000	2,173,000
Income tax payable	78,000	215,000

Total current liabilities	11,530,000	7,866,000

Notes payable, less current maturities	667,000	7,818,000

Other non-current liabilities	123,000	116,000

Commitments and contingencies (see notes)
Stockholders’ equity
Common stock, $0.01 par value, 60,000,000 shares authorized; 29,824,092 and 29,077,486 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	298,000	291,000
Additional paid-in capital	56,315,000	54,946,000
Accumulated deficit	(15,462,000)	(15,737,000)

Total stockholders’ equity	41,151,000	39,500,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,471,000	$55,300,000

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenues	$12,212,000	$13,993,000	$38,548,000	$39,309,000
Cost of revenues	8,665,000	8,116,000	25,850,000	23,728,000

Gross profit	3,547,000	5,877,000	12,698,000	15,581,000

Operating expenses
Research and development	247,000	427,000	1,077,000	1,494,000
General, selling and administration, including separation charges of $1,130,000 in 2006	3,765,000	2,892,000	10,297,000	10,112,000
Amortization of intangible assets	126,000	126,000	378,000	378,000
Other	(30,000)	(78,000)	(55,000)	(78,000)

	4,108,000	3,367,000	11,697,000	11,906,000

Operating income (loss)	(561,000)	2,510,000	1,001,000	3,675,000

Loss on extinguishment of debt	(44,000)	—	(44,000)	—

Interest
Expense	(296,000)	(289,000)	(868,000)	(941,000)
Income	97,000	37,000	295,000	135,000

	(199,000)	(252,000)	(573,000)	(806,000)

Income (loss) before income taxes	(804,000)	2,258,000	384,000	2,869,000
Provision for (benefit from) income taxes	(344,000)	737,000	109,000	1,083,000

Net income (loss)	$(460,000)	$1,521,000	$275,000	$1,786,000

Net income (loss) per common share
Basic	$(0.02)	$0.05	$0.01	$0.06

Diluted	$(0.02)	$0.05	$0.01	$0.06

Weighted average common shares used in calculation
Basic	29,729,648	28,829,851	29,481,312	28,740,007

Diluted	29,729,648	29,395,809	29,926,101	29,434,248

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2007 and 2006

(Unaudited)

	2007	2006
Cash Flows From Operating Activities:
Net income	$275,000	$1,786,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,325,000	2,189,000
Deferred income taxes	127,000	1,091,000
Stock-based compensation	384,000	441,000
Accreted interest on note receivable	—	(2,000)
Accreted interest on notes payable	224,000	251,000
Loss on extinguishment of debt	44,000	—
Change in operating assets and liabilities:
Accounts receivable	1,531,000	(2,436,000)
Inventories	(377,000)	(612,000)
Prepaid expenses and other current assets	(393,000)	(222,000)
Deposits and other assets	3,000	(11,000)
Income taxes payable	(137,000)	(185,000)
Accounts payable and accrued expenses	(101,000)	1,062,000

Net cash provided by operating activities	3,905,000	3,352,000

Cash Flows From Investing Activities:
Capital expenditures	(1,657,000)	(1,771,000)
Release of cash collateral deposit	—	1,500,000
Payments in connection with business acquisition	—	(829,000)
Proceeds from sale of equipment	5,000	—

Net cash used in investing activities	(1,652,000)	(1,100,000)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and warrants	993,000	335,000
Principal payments on notes payable	(3,454,000)	(1,797,000)
Proceeds from notes payable	—	388,000

Net cash used in financing activities	(2,461,000)	(1,074,000)

Net increase (decrease) in cash and cash equivalents	(208,000)	1,178,000
Cash and cash equivalents, beginning of period	6,965,000	4,141,000

Cash and cash equivalents, end of period	$6,757,000	$5,319,000

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$677,000	$670,000

Cash payments for income taxes	$145,000	$176,000

Supplemental Schedule of Noncash Items:
Conversion of note receivable to investment		$409,000

Recognition of asset retirement obligation		$92,000

Business Acquisition:
Fair value of assets acquired, including goodwill		$200,000
Cash paid		(829,000)
Accrued purchase price		629,000

Liabilities assumed		$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three month and nine month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007 (“fiscal 2007”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2006 (“fiscal 2006”). In the first nine months of fiscal 2007, there have been no material changes to the Company’s significant accounting policies.

At June 30, 2005, the Company had recorded a liability of $629,000 related to the purchase of the assets of Putnam Plastics Corporation on November 9, 2004 (the “Putnam Acquisition”). During the three months ended December 31, 2005, the Company paid $229,000 of the liability. The payment of this liability was previously included as a reduction to net cash provided by operating activities on the condensed consolidated statement of cash flows for the nine months ended March 31, 2006. The Company reclassified the payment whereby the payment is now included in net cash used in investing activities for the nine months ended March 31, 2006 on the accompanying condensed consolidated statement of cash flows.

For periods prior to July 1, 2006, the Company classified legal costs incurred for litigating, registering and maintaining patents as research and development expense. Commencing July 1, 2006, the Company began classifying such costs as general, selling and administration expense. For the three months and nine months ended March 31, 2006, the Company has reclassified $73,000 and $264,000, respectively, of such costs from research and development expense to general, selling and administration expense. There was no effect on operating income as a result of this reclassification.

Impact of recently issued accounting standards

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, SFAS No. 154 requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS No. 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS No. 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized in the period of the change to the new accounting principle. The Company adopted the provisions of SFAS No. 154 on July 1, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of adopting FIN 48 on the consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would also be required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is in the process of evaluating the impact of adopting SFAS No. 159 on the consolidated financial statements.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Weighted average number of basic shares outstanding	29,729,648	28,829,851	29,481,312	28,740,007
Effect of dilutive securities:
Warrants	—	234,484	134,090	253,605
Options	—	331,474	310,699	440,636

Weighted average number of diluted shares outstanding	29,729,648	29,395,809	29,926,101	29,434,248

Had the Company recognized net income for the three months ended March 31, 2007, the incremental shares attributable to the assumed exercise of outstanding warrants and stock options would have increased the weighted average diluted shares outstanding by 71,893 and 277,514 shares, respectively.

Options to purchase 986,144 and 1,140,212 shares for the three months ended March 31, 2007 and 2006, respectively, and 884,775 and 1,046,160 shares for the nine months ended March 31, 2007 and 2006, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and therefore, their effect would be antidilutive.

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

During the year ended June 30, 1998, the Company adopted the Memry Corporation Long-term Incentive Plan (the “1997 Plan”). Under the 1997 Plan, 6,000,000 incentive and non-qualified stock options could be granted to employees and non-employee directors under terms similar to the 1994 Plan. Stock options were granted at prices equal to the fair market value of the Company’s common stock at the date of grant, had a ten year contractual term and vested over three or four years. Also, under the 1997 Plan, Stock Appreciation Rights (“SARs”), Limited Stock Appreciation Rights (“Limited SARs”), restricted stock, and performance shares could be granted to employees. With respect to SARs, upon exercise, the Company must pay to the employee the difference between the current market value of the Company’s common stock and the exercise price of the SARs. The SARs’ terms were determined at the time of each individual grant. However, if SARs were granted which were related to an incentive stock option, then the SARs would contain similar terms to the related option. Limited SARs could be granted in relation to any stock option or SARs granted. Upon exercise, the Company was required to pay to the employee the difference between the current market value of the Company’s common stock and the exercise price of the related options or SARs. Upon the exercise of SARs or Limited SARs, any related stock option or SARs outstanding would no longer be exercisable. As of March 31, 2007 and June 30, 2006, there were no SARs or Limited SARs outstanding. As of December 20, 2006, the 1997 Plan was terminated and no additional stock options, SARs or Limited SARs may be granted under the 1997 Plan after this date.

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

During the first quarter of fiscal 2006, the Company granted performance-based options (“PBOs”) under the 1997 Plan. During the nine months ended March 31, 2007, the Company granted non-qualified stock options to eligible personnel under the 1997 Plan. These options vest in equal annual installments on each of the following four anniversaries of the grant date. No PBOs were granted during the nine months ended March 31, 2007. The Company may grant PBOs under the 2006 Plan. Under the PBO feature, each fiscal year the Company may grant selected executives and other key employees share option awards whose vesting is contingent on meeting various company-wide performance goals based primarily on revenue growth and profitability over a multi-year period. The fair value of each PBO granted is estimated on the date of the grant using the same option valuation model used for options previously granted under the 1997 Plan and assuming performance goals will be achieved. If any of such goals are met, a percentage of such options will vest in accordance with the prescribed vesting schedule. If such goals are not met, no compensation cost is recognized and any previously unvested recognized compensation cost relating to the specific goal and vesting period is reversed.

Under the 2006 Plan, restricted shares of common stock may also be granted to employees for no consideration. The terms of the restrictions are determined at the time of each individual grant. Generally, if employment is terminated during the restriction period, the participant must forfeit any common stock still subject to restriction. Performance shares are granted to employees based on individual performance goals, and may be paid in shares or cash, the amount of which is determined based on the shares earned and the market value of the Company’s common stock at the end of certain defined periods. No performance or restricted shares have been granted to employees.

Under the 1997 Plan, all non-employee directors, each quarter, were granted shares of the Company’s common stock with a value equal to $3,000 and stock options with a value equal to $4,500, determined based on the closing market value of the Company’s common stock as of the last day of such quarter. The 2006 Plan provides for grants upon the same terms. The stock options granted to non-employee directors are non-qualified options. The stock-based compensation expense for the fair value of common stock issued to the Company’s directors was $18,000 ($13,000 net of income taxes) and $18,000 ($11,000 net of income taxes) for the three months ended March 31, 2007 and 2006, respectively. The stock-based compensation expense for the fair value of common stock issued to the Company’s directors was $54,000 ($34,000 net of income taxes) and $54,000 ($34,000 net of income taxes) for the nine months ended March 31, 2007 and 2006, respectively.

Adoption of SFAS No. 123(R)

On July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services and the transactions that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and, in effect, accounts for those transactions as part of the consolidated financial statements of the entity and not as a footnote disclosure, as the Company had elected under the provisions of SFAS No. 123. Under SFAS

No. 123(R), the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the date of adoption. The Company recorded a benefit of $15,000 and compensation expense of $30,000 in accordance with SFAS No. 123(R) for the three months ended March 31, 2007 and 2006, respectively. The Company recorded compensation expense of $330,000 and $387,000 in accordance with SFAS No. 123(R) for the nine months ended March 31, 2007 and 2006, respectively. Prior to fiscal 2007, the majority of the Company’s stock option grants had been qualified incentive stock options (“ISOs”). Beginning in fiscal 2007, the Company began issuing the majority of stock option grants as non-qualified stock options. The expense for stock-based compensation on ISOs in the three months ended March 31, 2007 and 2006 reflect a reversal of $130,000 and $61,000, respectively, of expense recorded in the first six months of fiscal 2007 and 2006 on performance options awarded during the first quarter of fiscal 2006. The adjustments were recorded as a result of management’s conclusion that it is not likely that the revenue component of the performance target relating to such options will be achieved. Compensation expense for ISOs is nondeductible for income tax purposes, except as noted below. Therefore, an income tax benefit has only been recorded for compensation expense on non-qualified stock options calculated under the provisions of SFAS No. 123(R). The Company may recognize some income tax benefit in the future on ISOs issued on or after the adoption date. The amount of income tax benefit recognized will be contingent upon the number of options exercised, whether the exercise is a disqualifying disposition and the statutory income tax rate at the time of exercise, among other factors. For the three months ended March 31, 2007 and 2006, compensation expense of $25,000 ($18,000 net of income taxes) and a benefit of $10,000 ($6,000 net of income taxes), respectively, was recorded on non-qualified options. For the nine months ended March 31, 2007 and 2006, compensation expense of $128,000 ($82,000 net of income taxes) and $36,000 ($22,000 net of income taxes), respectively, was recorded on non-qualified options. At March 31, 2007, there was $1,172,000 of total unrecognized compensation cost related to stock-based compensation. That cost is expected to be recognized over a weighted average period of 1.3 years.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Expected dividend rate	—	—	—	—
Risk free interest rate	4.73%	4.37% – 4.38%	4.51% – 5.11%	4.35% – 4.38%
Weighted average expected lives, in years	4.5	5.6	5.0	5.6
Price volatility	60%	73%	62%	73%
Weighted average fair value at date of grant for options granted	$1.31	$1.26	$1.08	$1.52
Total intrinsic value of options exercised	—	$54,000	$109,000	$240,000
Total cash received from options exercised	—	$126,000	$324,000	$335,000

The following table summarizes the Company’s stock options outstanding at March 31, 2007 and changes during the nine months then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at July 1, 2006	2,695,055	$1.88
Granted	880,664	$1.92
Exercised	(199,028)	$1.63
Canceled or expired	(338,770)	$2.22

Options outstanding at March 31, 2007	3,037,921	$1.88	7.0	$1,055,000

Options exercisable at March 31, 2007	1,473,495	$1.84	5.2	$615,000

Note D. INVENTORIES

Inventories consist of the following at March 31, 2007 and June 30, 2006:

	March 31, 2007	June 30, 2006
Raw materials and supplies	$2,671,000	$2,389,000
Work-in-process	1,984,000	1,717,000
Finished goods	1,140,000	1,312,000

	$5,795,000	$5,418,000

Note E. INTANGIBLE ASSETS

The following table sets forth intangible assets, including the accumulated amortization as of June 30, 2006 and March 31, 2007:

	Useful Life	June 30, 2006
		Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,333,000	$667,000
Customer relationships	15 years	3,400,000	378,000	3,022,000
Developed technology	15 years	2,500,000	278,000	2,222,000
Trade name	20 years	1,100,000	92,000	1,008,000
Employment agreement	4.5 years	400,000	148,000	252,000

Total		$9,400,000	$2,229,000	$7,171,000

	Useful Life	March 31, 2007
		Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,433,000	$567,000
Customer relationships	15 years	3,400,000	548,000	2,852,000
Developed technology	15 years	2,500,000	403,000	2,097,000
Trade name	20 years	1,100,000	133,000	967,000
Employment agreement	4.5 years	400,000	215,000	185,000

Total		$9,400,000	$2,732,000	$6,668,000

Intangible assets are amortized on a straight-line basis over their expected useful lives. Amortization expense related to intangible assets was $168,000 and $168,000 for the three months ended March 31, 2007 and 2006, respectively. Amortization expense related to intangible assets was $503,000 and $503,000 for the nine months ended March 31, 2007 and 2006, respectively. Amortization expense is expected to be $671,000 for the year ended June 30, 2007. Of these amounts, $126,000 was charged for the nine months ended March 31, 2007 and $167,000 is expected to be charged for the year ended June 30, 2007 to cost of revenues. Estimated annual amortization expense of intangible assets for the next five years is expected to be as follows:

YEAR ENDING JUNE 30,

2008	$670,000
2009	656,000
2010	582,000
2011	582,000
2012	448,000
Thereafter	3,562,000

$6,500,000

Note F. GOODWILL

There were no changes in the carrying amount of goodwill for the nine months ended March 31, 2007.

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

On November 6, 2006, the Company entered into a licensing agreement with Biomer for the exclusive worldwide license to a biocompatible coating technology with potential drug-eluting capabilities for use on Nitinol stents. The agreement also requires the Company to sponsor a pre-clinical evaluation using Biomer’s passive coatings on a self-expanding Nitinol stent platform. The agreement requires the Company to pay $305,000 for the pre-clinical evaluation and Biomer’s management over the course of the evaluation. On December 23, 2006, the Company paid $153,000 to Biomer, as required by the agreement. The remaining $152,000 is payable after pre-clinical evaluation has been completed and Biomer has issued its report thereon to the Company. At March 31, 2007, the $153,000 has been recorded in Prepaid Expenses and Other Current Assets. The $305,000 will be charged to Research and Development Expense as the pre-clinical evaluation is conducted.

Note H. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at March 31, 2007 and June 30, 2006:

	March 31, 2007	June 30, 2006
Accounts payable	$1,373,000	$1,716,000
Accrued separation charges	145,000	508,000
Accrued vacation	764,000	725,000
Accrued bonuses	540,000	1,500,000
Accrued expenses – other	2,536,000	1,029,000

	$5,358,000	$5,478,000

Note I. NOTES PAYABLE

In connection with the Putnam Acquisition on November 9, 2004, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”). The Webster Agreement includes a term loan facility consisting of a five year term loan of $1.9 million (the “Five Year Term”) and a three year term loan of $2.5 million (the “Three Year Term”), collectively (the “Term Loan Facility”). On March 26, 2007 the Company prepaid the principal amounts outstanding on the Term Loan Facility. The amount paid was $1,569,000. In connection with the prepayment of the Term Loan Facility, the Company recorded a loss on the extinguishment of debt of $44,000, which represented the write-off of unamortized deferred financing costs. The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. As of March 31, 2007, there were no amounts outstanding under the revolving line of credit. Additionally, the Webster Agreement includes an equipment line of credit that provided for equipment financing. As of March 31, 2007, the balance outstanding under the equipment line of credit was $810,000. No additional amounts are available to be borrowed under the equipment line of credit. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

The Webster Agreement contains various restrictive covenants, including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with a fixed charge coverage ratio and leverage ratio, as defined. On March 26, 2007, the Webster Agreement was amended to reflect changes in the calculation of the fixed charge coverage ratio through June 30, 2007.

Additional financing for the Putnam Acquisition was obtained on November 9, 2004 from Brookside Pecks Capital Partners, L.P. and Ironbridge Mezzanine Fund, L.P. in the form of a $7.0 million subordinated loan due November 9, 2010 (the “Subordinated Loan”). The interest rate on the Subordinated Loan is 16.5%, of which 12% is payable quarterly with the remaining 4.5% payable in additional promissory notes having identical terms as to the Subordinated Loan. Originally, the interest rate was 17.5%, with 5.5% payable in additional promissory notes, but was reduced at the discretion of the lender. The Subordinated Loan contains various restrictive covenants including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with a fixed charge coverage ratio and leverage ratio, as defined. On April 26, 2007, the Company prepaid the outstanding balance on the Subordinated Loan. Accordingly, the $5,146,000 amount due on the Subordinated Loan at March 31, 2007 has been included as a current liability.

Note J. SEPARATION CHARGES

Effective December 9, 2005, the Company’s President and Chief Executive Officer retired from his position and was succeeded by the Company’s Executive Vice President and Chief Financial Officer, who was serving as President and Chief Executive Officer on an interim basis. In connection with the retirement, the Company recorded separation charges of $1,130,000, including $182,000 of associated legal fees, in the three months ended December 31, 2005. These separation charges are included as General, Selling and Administrative Expenses. As of March 31, 2007, $145,000 of these separation costs have been accrued and are included as Accrued Separation Charges in Accounts Payable and Accrued Expenses (see Note H).

Note K. INCOME TAXES

A reconciliation of the income tax provision computed by applying the statutory U.S. Federal income tax rate of 34% to income (loss) before income taxes as reported in the condensed consolidated statements of operations follows. The nondeductible expense (benefit) for stock-based compensation on ISOs for the three months ended March 31, 2007 and 2006 was $(40,000) and $40,000, respectively. The nondeductible expense for stock-based compensation on ISOs for the nine months ended March 31, 2007 and 2006 was $202,000 and $351,000, respectively. In addition, an extraterritorial income exclusion tax benefit was recognized in the three months ended March 31, 2007 as a result of the fiscal 2006 return to provision adjustment of $93,000 as well as a benefit for the current year to date of $64,000. The extraterritorial income exclusion is due to the Company’s foreign sales and the benefit is no longer available as of December 31, 2006, as a result of a change in U.S. tax law.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Provision for (benefit from) income taxes at statutory federal rate	$(273,000)	$768,000	$131,000	$975,000
Increase (decrease) resulting from:
Nondeductible expense for equity-based compensation	(14,000)	17,000	74,000	131,000
State income taxes, net of federal benefit	(19,000)	90,000	8,000	115,000
Extraterritorial income exclusion—tax benefit on export sales	—	(138,000)	(64,000)	(138,000)
Other	(38,000)	—	(40,000)	—

Provision for (benefit from) income taxes	$(344,000)	$737,000	$109,000	$1,083,000

As of June 30, 2006, the Company had federal net operating loss carryforwards of approximately $6,200,000 available to reduce future federal taxable income, which expire in 2009 through 2011.

The recognition of tax benefits of $25,000 and $70,000 during the three months and nine months ended March 31, 2007, respectively, related to the exercise of warrants and stock options and subsequent sale of the underlying stock is being deferred per SFAS No. 123(R) and will be recognized when net operating loss carryforwards are fully utilized.

Note L. BUSINESS SEGMENT INFORMATION

The Company’s product lines consist of shape memory alloys (“SMAs”) and specialty polymer-extrusion products. Currently, the predominant SMA utilized by the Company is a nickel-titanium alloy commonly referred to as nitinol. Both product lines provide design, engineering, development and manufacturing services primarily to the medical device industry using the Company’s proprietary shape memory alloy and polymer-extrusion technologies. Medical device products utilizing these technologies include stent components, catheter components, guidewires, laparoscopic surgical sub-assemblies, orthopedic instruments, urological devices and similar products. The Company operates as two business segments: (i) Nitinol Products Segment, and (ii) Polymer Products Segment.

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

Included in the line item “Corporate items and eliminations” below are the eliminations between the two segments, as well as general and corporate items. Business segment information is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenues
Nitinol Products	$9,041,000	$9,935,000	$26,795,000	$27,989,000
Polymer Products	3,273,000	4,146,000	11,888,000	11,521,000
Corporate items and eliminations	(102,000)	(88,000)	(135,000)	(201,000)

Consolidated	$12,212,000	$13,993,000	$38,548,000	$39,309,000

Gross profit
Nitinol Products	$2,636,000	$4,063,000	$8,287,000	$10,370,000
Polymer Products	911,000	1,814,000	4,411,000	5,211,000

Consolidated	$3,547,000	$5,877,000	$12,698,000	$15,581,000

	March 31, 2007	June 30, 2006
Total Assets
Nitinol Products	$17,004,000	$17,597,000
Polymer Products	25,215,000	26,153,000
Corporate items and eliminations	11,252,000	11,550,000

Consolidated	$53,471,000	$55,300,000

Note M. CONTINGENCIES

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

Pursuant to a stipulation between the parties, the civil action was transferred to the Northern District of California, San Jose Division, on September 13, 2004. Further, as a result of the stipulation, Kentucky Oil waived its objections to personal jurisdiction and the Company withdrew its claims for libel, disparagement, and unfair business practices, leaving the Company’s claim for a declaratory judgment as the sole remaining count.

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

On January 26, 2007, the Company and Schlumberger filed multiple motions for summary judgment against Kentucky Oil’s several counterclaims, including motions for summary judgment that: (1) Kentucky Oil is estopped from asserting loss of trade secrets, (2) Kentucky Oil’s claim for misappropriation of trade secrets and related claim for breach of contract is barred by the statute of limitations, (3) no trade secrets were misappropriated, (4) Peter Besselink made no inventive contribution to Schlumberger’s Patents; (5) Kentucky Oil has not suffered any compensable injury; and for (6) partial summary judgment on Kentucky Oil’s claims for unfair competition and unjust enrichment. A hearing on the above motion is currently scheduled for May 25, 2007. The Court may issue preliminary rulings on one or more of the motions shortly before the hearing date. In any case, the Court should issue a ruling on all the motions at least by the start of trial, however, the Court has not yet rescheduled a trial date.

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

In addition, fact discovery is nearly complete, with depositions of remaining fact witnesses to be taken prior to the trial, which is not currently scheduled.

On December 29, 2006, Kentucky Oil forwarded a settlement proposal to the Company and Schlumberger calling for, inter alia, a lump sum payment of $5 million jointly from the Company and Schlumberger and an assignment of all of the Company’s rights under the Company- Schlumberger Development Agreement to Kentucky Oil. The proposal also includes a multi-faceted licensing arrangement between Kentucky Oil and Schlumberger over the disputed Schlumberger patents. Both the Company and Schlumberger rejected the settlement proposal and declined to make a counterproposal at that time. On March 14, 2007, the parties met for a settlement conference before the magistrate judge (the Court previously ordered the parties to engage in a settlement conference prior to trial). During the settlement conference, a number of settlement offers and counter offers were made. The settlement conference did not result in a resolution of this matter. The Company believes the counterclaims are without merit and is vigorously defending its position. However, the Company has recorded a liability as of March 31, 2007 and charged the amount to operations during the three months ended March 31, 2007 for its share of the last combined settlement offer made by the Company and Schlumberger to Kentucky Oil. Although the Company cannot predict with certainty the ultimate resolution of this litigation, the Company does not believe that it is likely to have a material adverse effect on its consolidated financial statements.

Note N. SUBSEQUENT EVENT

On April 26, 2007, the Company prepaid the outstanding balance on the Subordinated Loan. The amount prepaid was $5,154,000. In connection with the prepayment of the Subordinated Loan, the Company will record a loss on the extinguishment of debt of $171,000 in the fourth quarter of fiscal 2007. This loss represents the write-off of $126,000 of unamortized deferred financing costs and a cash prepayment penalty of $45,000.

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

For our accounting policies that, among others, are critical to the understanding of our results of operations due to the assumptions we make in their application, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended June 30, 2006. Senior management has discussed the development and selection of these accounting policies, and estimates, and the related disclosures with the Audit Committee of the Board of Directors. See Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2006 for our significant accounting policies. In the first nine months of the year ending June 30, 2007 (“fiscal 2007”), there have been no material changes to the significant accounting policies.

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

Goodwill and Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value. Goodwill was $14,146,000 as of March 31, 2007 and June 30, 2006.

Intangible assets consist primarily of management’s estimates of the values of patents, developed technology, customer relationships, trade name, and other intangible assets that have been identified as a result of the Company’s purchase accounting for past acquisitions. These assets are being amortized over their useful lives, determined to be 4.5 to 20 years, depending on the nature of the asset and the asset class. We review intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value is not recoverable. Intangible assets, net of accumulated amortization, were $6,668,000 and $7,171,000 as of March 31, 2007 and June 30, 2006, respectively. This decrease is due to amortization expense of $503,000 for the nine months ended March 31, 2007.

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

Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $3,357,000 and $3,484,000 as of March 31, 2007 and June 30, 2006, respectively.

Contingencies and Litigation. We are currently involved in certain legal proceedings and, as required, have accrued estimates of probable costs for the resolution of these claims. These estimates have been developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note M. “Contingencies” to the Condensed Consolidated Financial Statements.

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

For periods prior to July 1, 2006, the Company classified legal costs incurred for litigating, registering and maintaining patents as research and development expense. Commencing July 1, 2006, the Company began classifying such costs as general, selling and administration expense. For the three months and nine months ended March 31, 2006, the Company has reclassified $73,000 and $264,000, respectively, of such costs from research and development expense to general, selling and administration expense. There was no effect on operating income as a result of this reclassification.

Business segments

The Company’s product lines consist of shape memory alloys (“SMAs”) and specialty polymer-extrusion products. Currently, the predominant SMA utilized by the Company is a nickel-titanium alloy commonly referred to as nitinol. Both product lines provide design, engineering, development and manufacturing services primarily to the medical device industry using the Company’s proprietary shape memory alloy and polymer-extrusion technologies. Medical device products utilizing these technologies include stent components, catheter components, guidewires, laparoscopic surgical sub-assemblies, orthopedic instruments, urological devices and similar products. The Company operates as two business segments: (i) Nitinol Products Segment, and (ii) Polymer Products Segment.

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

Three months ended March 31, 2007, compared to Three months ended March 31, 2006

The following table compares revenues and gross margin by business segment for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007		2006		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues
Nitinol Products Segment	$9,041,000	74.0%	$9,935,000	71.0%	$(894,000)	(9.0)%
Polymer Products Segment	3,273,000	26.8	4,146,000	29.6	(873,000)	(21.1)%
Eliminations	(102,000)	(0.8)	(88,000)	(0.6)	(14,000)	15.9%

Total	$12,212,000	100.0%	$13,993,000	100.0%	$(1,781,000)	(12.7)%

Gross Profit
Nitinol Products Segment	$2,636,000	29.2%	$4,063,000	40.9%	$(1,427,000)	(35.1)%
Polymer Products Segment	911,000	27.8%	1,814,000	43.8%	(903,000)	(49.8)%

Total	$3,547,000	29.0%	$5,877,000	42.0%	$(2,330,000)	(39.6)%

The following table sets forth the Company’s condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007		2006		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues	$12,212,000	100.0%	$13,993,000	100.0%	$(1,781,000)	(12.7)%
Cost of revenues	8,665,000	71.0	8,116,000	58.0	549,000	6.8%

Gross profit	3,547,000	29.0	5,877,000	42.0	(2,330,000)	(39.6)%

Operating expenses:
Research and development	247,000	2.0	427,000	3.1	(180,000)	(42.2)%
General, selling and administration	3,765,000	30.8	2,892,000	20.7	873,000	30.2%
Amortization of intangible assets	126,000	1.0	126,000	0.9	—	—
Other	(30,000)	(0.2)	(78,000)	(0.6)	48,000	(61.5)%

	4,108,000	33.6	3,367,000	24.1	741,000	22.0%

Operating income (loss)	(561,000)	(4.6)	2,510,000	17.9	(3,071,000)	(122.4)%

Loss on extinguishment of debt	(44,000)	(0.4)	—	—	(44,000)	N/A

Interest
Expense	(296,000)	(2.4)	(289,000)	(2.1)	(7,000)	(2.4)%
Income	97,000	0.8	37,000	0.3	60,000	162.2%

	(199,000)	(1.6)	(252,000)	(1.8)	53,000	21.0%

Income (loss) before income taxes	(804,000)	(6.6)	2,258,000	(16.1)	(3,062,000)	(135.6)%
Provision for (benefit from) income taxes	(344,000)	(2.8)	737,000	(5.3)	(1,081,000)	(146.7)%

Net income (loss)	$(460,000)	(3.8)%	$1,521,000	10.9%	$(1,981,000)	(130.2)%

Revenues. Revenues decreased 13% to $12,212,000 in the third quarter of fiscal 2007 from $13,993,000 during the same period in fiscal 2006, a decrease of $1,781,000. The decrease in revenues was due to a 9% decrease in revenues in the Nitinol Products Segment and a 21% decrease in revenues in the Polymer Products Segment. The Polymer Products Segment’s revenues for the third quarter of fiscal 2007 decreased $873,000 to $3,273,000 as compared to $4,146,000 during the same quarter in fiscal 2006. This revenues decrease was a result of decreased shipments of catheter products to several customers. One customer in particular, upon discovering excess inventory, significantly reduced its requirements from a year ago. A slow recovery is anticipated, but shipments will not reach the levels of last year. Additionally, the Polymer Products Segment decreased to 27% of total revenues in the third quarter of fiscal 2007 from 30% in the third quarter of fiscal 2006.

Revenues for the Nitinol Products Segment decreased 9% or $894,000 to $9,041,000 in the third quarter of fiscal 2007 from $9,935,000 during the same period in fiscal 2006. This decrease in revenues resulted primarily from price reductions per the contract in certain established products combined with unit volume decreases in older generation stent components. Revenues from superelastic nitinol tube decreased approximately $500,000 in the three months ended March 31, 2007 from the same period in the prior year. This segment also continued to experience decreased shipments of nitinol tube-based stent components, which decreased approximately $600,000. Additionally, there were decreases in the third quarter of fiscal 2007 as compared to the same period in the prior fiscal year in shipments of endocatch products of approximately $250,000. Offsetting a portion of these decreases, revenues from prototype development and research and development activities increased approximately $100,000 in the three months ended March 31, 2007 from the same period in the prior year. Additionally, revenues increased approximately $200,000 for a nitinol catheter product in the third quarter of fiscal 2007 from the same period in the prior year due to the product launch of a customer’s new product. Looking forward to the remainder of fiscal 2007, the Company anticipates that overall nitinol stent component revenues for fiscal 2007 will experience some decline from their levels in fiscal 2006. The reason for this decline relates primarily to the continuing impact of pricing pressure plus an anticipated reduction in shipments of tube-based stent components to our largest customer because of market share adjustments and the customer’s desire for a “second source.” Although the Company continues to work on new products, there can be delays in revenues from customers due to a slow validation process, product redesign or other factors.

Costs and Expenses. Cost of revenues increased $549,000, or 7%, to $8,665,000 in the third quarter of fiscal 2007 from $8,116,000 in the third quarter of fiscal 2006. The increase was due primarily to unfavorable production variances as a result of lower production volumes combined with higher spending on personnel and new equipment to support future growth. The Nitinol Products Segment operated at a lower gross margin in the third quarter of fiscal 2007 than in the same period in fiscal 2006 primarily due to price reductions per the contract on the cost of established products and unfavorable production variances. Additionally, there was a shift in the product mix of shipments towards those products with lower margin products from those with higher gross margins, such as nitinol superelastic tube. The Polymer Products Segment’s gross margin continues to be higher than the gross margin of the Nitinol Products Segment. However, the Polymer Products Segment’s gross margin also was lower in the third quarter of fiscal 2007 as compared to the prior year period. It decreased to 27.8% of revenues in the third quarter of fiscal 2007 from 43.8% in the third quarter of fiscal 2006 as the segment experienced a decline in revenues from some of its higher margin products and it experienced higher production costs and a 21% decrease in revenues. The Company continues to invest in personnel and equipment to provide capacity to support the anticipated growth of the Polymer Products Segment.

As a result of these factors, the Company’s consolidated gross profit decreased from 42.0% in the third quarter of fiscal 2006 to 29.0% in the third quarter of fiscal 2007. See the table in the beginning of this section for information on the results of the business segments. The Company’s ability to maintain or grow its gross profit margin is dependent on several factors. One is the product mix of the Company’s shipments, which can be affected by customer requirements, capacity of specific product lines and general timing. Another is the success of the Company in securing sufficient business to absorb plant overhead, particularly in the high margin nitinol tube business. A third is developing successful new products to offset the pricing pressures on older generation technology. In fiscal 2007, an anticipated reduction from prior year levels in shipments of tube-based stent components will make it difficult to maintain gross profits in the Nitinol Products Segment. The Company continues to invest in the manufacturing operations of its Polymer Products Segment, including staff, equipment, and systems to grow the segment’s revenues over the next several years. These investments are expected to continue for the foreseeable future and may have the effect of reducing profitability, particularly in the short term, of its Polymer Products Segment.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets increased $741,000, or 22%, to $4,108,000 in the third quarter of fiscal 2007, compared to $3,367,000 in the third quarter of fiscal 2006. The increase in operating expenses in the third quarter of fiscal 2007 primarily was due to increased administration costs related to litigation expenses and professional fees for legal and accounting services which increases were partially offset by decreased research and development costs. The Company expects the increased level of legal and accounting expenses to continue throughout fiscal 2007. The increased accounting expenses are related to the Company preparing for the implementation of Sarbanes-Oxley Section 404 compliance requirements. Offsetting a portion of these increased operating expenses was a decrease in the incentive compensation expense in the three months ended March 31, 2007 as compared to the same period in the prior year. This decrease was due to the decline in net income. The decreased research and development costs resulted from the Company continuing to have its engineering department work on projects billed to customers as sales with the related costs being included in cost of revenues. Total operating expenses as a percentage of revenues increased from 24.1% in the third quarter of fiscal 2006 to 33.6% in the third quarter of fiscal 2007.

Loss on extinguishment of debt was $44,000 for the three months ended March 31, 2007. This loss represented the write-off of unamortized deferred financing costs related to the March 26, 2007 prepayment of a portion of the bank credit facility.

Net interest expense decreased $53,000 to $199,000 in the third quarter of fiscal 2007 as compared to net interest expense of $252,000 in the third quarter of fiscal 2006. The change from period to period was due to both an increase in interest income and a decrease in interest expense. The interest income increased due to increased invested cash balances in the third quarter of fiscal 2007 compared to the same period in the prior year. Interest expense decreased primarily due to lower average debt balance. There was also a slight decrease in the average interest rate in the third quarter of fiscal 2007 as compared to the same period in the prior fiscal year.

Income Taxes. The Company recorded a benefit from income taxes of $344,000 for the third quarter of fiscal 2007, compared to expense of $737,000 for the third quarter of fiscal 2006. The effective tax rate was 43% for the third quarter of fiscal 2007 as compared to 33% for the same period in fiscal 2006. The primary reason for the increase in the effective tax rate from the prior year was the recognition of an extraterritorial income exclusion tax benefit in the third quarter of fiscal 2006. The extraterritorial income exclusion is due to the Company’s foreign sales and the benefit is no longer available as of December 31, 2006 as a result of a change in U.S. tax law.

Net Income (Loss). As a result of the factors discussed above, the Company recognized a net loss of $460,000 in the third quarter of fiscal 2007 compared to net income of $1,521,000 for the same period in fiscal 2006.

Nine months ended March 31, 2007, compared to Nine months ended March 31, 2006

The following table compares revenues and gross margin by business segment for the nine months ended March 31, 2007 and 2006.

	Nine months ended March 31,
	2007		2006		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues
Nitinol Products Segment	$26,795,000	69.5%	$27,989,000	71.2%	$(1,194,000)	(4.3)%
Polymer Products Segment	11,888,000	30.8	11,521,000	29.3	367,000	3.2%
Eliminations	(135,000)	(0.3)	(201,000)	(0.5)	66,000	32.8%

Total	$38,548,000	100.0%	$39,309,000	100.0%	$(761,000)	(1.9)%

Gross Profit
Nitinol Products Segment	$8,287,000	30.9%	$10,370,000	37.1%	$(2,083,000)	(20.1)%
Polymer Products Segment	4,411,000	37.1%	5,211,000	45.2%	(800,000)	(15.4)%

Total	$12,698,000	32.9%	$15,581,000	39.6%	$(2,883,000)	(18.5)%

The following table sets forth the Company’s condensed consolidated statements of operations for the nine months ended March 31, 2007 and 2006.

	Nine months ended March 31,
	2007		2006		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues	$38,548,000	100.0%	$39,309,000	100.0%	$(761,000)	(1.9)%
Cost of revenues	25,850,000	67.1	23,728,000	60.4	2,122,000	8.9%

Gross profit	12,698,000	32.9	15,581,000	39.6	(2,883,000)	(18.5)%

Operating expenses:
Research and development	1,077,000	2.8	1,494,000	3.8	(417,000)	(27.9)%
General, selling and administration, including separation charges of $1,130,000 in 2006	10,297,000	26.7	10,112,000	25.7	(185,000)	1.8%
Amortization of intangible assets	378,000	1.0	378,000	1.0	—	—
Other	(55,000)	(0.2)	(78,000)	(0.2)	23,000	(29.5)%

	11,697,000	30.3	11,906,000	30.3	(209,000)	1.8%

Operating income	1,001,000	2.6	3,675,000	9.3	(2,674,000)	(72.8)%

Loss on extinguishment of debt	(44,000)	(0.1)	—	—	(44,000)	N/A

Interest
Expense	(868,000)	(2.3)	(941,000)	(2.4)	73,000	(7.8)%
Income	295,000	0.8	135,000	0.4	160,000	118.5%

	(573,000)	(1.5)	(806,000)	(2.0)	233,000	(28.9)%

Income before income taxes	384,000	1.0	2,869,000	7.3	(2,485,000)	(86.6)%
Provision for income taxes	109,000	0.3	1,083,000	2.8	974,000	(89.9)%

Net income	$275,000	0.7%	$1,786,000	4.5%	$(1,511,000)	(84.6)%

Revenues. Revenues decreased 2% to $38,548,000 in the first nine months of fiscal 2007 from $39,309,000 during the same period in fiscal 2006, a decrease of $761,000. The decrease in revenues was due to the decline in the Nitinol Products Segment which was partially offset by the increased revenues generated in the Polymer Products Segment. The Polymer Products Segment’s revenues for the first nine months of fiscal 2007 increased $367,000 to $11,888,000 as compared to $11,521,000 during the same period in fiscal 2006. The revenue increase was a result of increased shipments of catheter products to several customers. Additionally, the Polymer Products Segment increased to 31% of total revenues in the first nine months of fiscal 2007 from 29% in the first nine months of fiscal 2006.

Revenues for the Nitinol Products Segment decreased 4% or $1,194,000 to $26,795,000 in the first nine months of fiscal 2007 from $27,989,000 during the same period in fiscal 2006. This decrease in revenues resulted primarily from price reductions per the contract in certain established products combined with unit volume decreases in older generation stent components. Revenues from superelastic nitinol tube decreased approximately $1,150,000 in the nine months ended March 31, 2007 from the same period in the prior year. This segment also experienced decreased shipments of nitinol tube-based stent components, which decreased approximately $1,550,000. Additionally, there were decreases in the first nine months of fiscal 2007 as compared to the same period in the prior fiscal year in shipments of endocatch products of approximately $850,000, arch wire of approximately $350,000, and high pressure sealing plugs of approximately $325,000. Offsetting a portion of these decreases, the Nitinol Products Segment had increased revenues of approximately $1,400,000 in etched wire-based stents for an existing customer compared to the same period in fiscal 2006. In the nine months ended March 31, 2006, the Company’s revenues from the wire-based stent components were adversely affected by shortages in acceptable raw material from one of the Company’s suppliers related to this product line that occurred during the first quarter and which were subsequently addressed. The Company also had increased revenues from prototype development and research and development activities of approximately $750,000 in the nine months ended March 31, 2007 from the same period in the prior year. Additionally, revenues increased approximately $850,000 for a nitinol catheter product in the first nine months of fiscal 2007 from the same period in the prior year due to the product launch of a customer’s new product. Looking forward to the remainder of fiscal 2007, the Company anticipates that overall nitinol stent component revenues for fiscal 2007 will continue to experience some decline from their revenues in fiscal 2006. The reason for this decline relates primarily to price reductions per the contract and an anticipated reduction in shipments of tube-based stent components to our largest customer because of market share adjustments and the customer’s desire for a “second source.” Although the Company continues to work on new products, there can be delays in revenues from customers due to a slow validation process, product redesign or other factors.

Costs and Expenses. Cost of revenues increased $2,122,000, or 9%, to $25,850,000 in the first nine months of fiscal 2007 from $23,728,000 in the first nine months of fiscal 2006. The increase was due primarily to unfavorable production variances as a result of lower production volumes combined with higher spending on personnel and new equipment to support future growth. The Nitinol Products Segment operated at a lower gross margin in the first nine months of fiscal 2007 than in the same period in fiscal 2006 primarily due to price reductions per the contract on established products and these unfavorable production variances. Additionally, there was a shift in the product mix of shipments towards those products with lower margin products from those with higher gross margins, such as nitinol superelastic tube. The Polymer Products Segment’s gross margin continues to be higher than the gross margin of the Nitinol Products Segment. However, the Polymer Products Segment’s gross margin also was lower in the first nine months of fiscal 2007 compared to the same period in the prior year. It decreased to 37.1% of revenues in the first nine months of fiscal 2007 from 45.2% in the first nine months of fiscal 2006 as the segment incurred higher production costs with only a slight increase in production volumes. Since the November 2004 acquisition of Putnam Plastics, the Company has invested in personnel and equipment to provide capacity to support the anticipated growth of the Polymer Products Segment.

As a result of these factors, the Company’s consolidated gross profit decreased from 39.6% in the first nine months of fiscal 2006 to 32.9% in the first nine months of fiscal 2007. See the table in the beginning of this section for information on the results of the business segments. The Company’s ability to maintain or grow its gross profit margin is dependent on several factors. One is the product mix of the Company’s shipments, which can be affected by customer requirements, capacity of specific product lines and general timing. Another is the success of the Company in securing sufficient business to absorb plant overhead, particularly in the high margin nitinol tube business. In fiscal 2007, an anticipated reduction from prior year levels in shipments of tube-based stent components will make it difficult to maintain gross profits in the Nitinol Products Segment. The Company continues to invest in the manufacturing operations of its Polymer Products Segment, including staff, equipment, and systems to grow the segment’s revenues over the next several years. These investments are expected to continue for the foreseeable future and may have the effect of reducing profitability, particularly in the short term, of the Polymer Products Segment.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets decreased $209,000, or 2%, to $11,697,000 in the first nine months of fiscal 2007, compared to $11,906,000 in the first nine months of fiscal 2006. However, the operating expenses in the first nine months of fiscal 2006 included $1,130,000 of separation charges related to the retirement of the Company’s Chief Executive Officer. Therefore, excluding the separation charges in fiscal 2006, the operating expenses in fiscal 2006 were $10,776,000 and approximately 9% less than the same period in fiscal 2007. The increase in operating expenses, exclusive of the separation charges, in the first nine months of fiscal 2007 primarily was due to increased administration costs related to litigation costs and professional fees for legal and accounting services. The Company expects the increased level of legal and accounting expenses to continue throughout fiscal 2007. The increased accounting expenses are related to the Company preparing for the implementation of Sarbanes-Oxley Section 404 compliance requirements. Offsetting a portion of these increased operating expenses was a decrease in the incentive compensation expense in the nine months ended March 31, 2007 as compared to the same period in the prior year. This decrease was due to the decline in net income. Total operating expenses as a percentage of revenues was 30.3% in the first nine months of fiscal 2007 and fiscal 2006. Excluding the $1,130,000 of separation charges in fiscal 2006, total operating expenses as a percentage of revenues were 27.4% and 30.3% in the first nine months of fiscal 2006 and fiscal 2007, respectively.

Loss on extinguishment of debt was $44,000 for the nine months ended March 31, 2007. This loss represented the write-off of unamortized deferred financing costs related to the March 26, 2007 prepayment of a portion of the bank credit facility.

Net interest expense decreased $233,000 to $573,000 in the first nine months of fiscal 2007 as compared to net interest expense of $806,000 in the first nine months of fiscal 2006. The change from period to period was comprised of a $160,000 increase in interest income and a decrease of $73,000 in interest expense. The interest income increased due to increased invested cash balances in the first nine months of fiscal 2007 compared to the same period in the prior year. Interest expense decreased primarily due to lower average debt balance, which was partially offset by a slight increase in the average interest rate in the first nine months of fiscal 2007 as compared to the same period in the prior fiscal year.

Income Taxes. The Company recorded a provision for income taxes of $109,000 for the first nine months of fiscal 2007, compared to a provision for income taxes of $1,083,000 for the first nine months of fiscal 2006. The decrease in the provision is the result of a decrease in the income before income taxes. The effective tax rate was 28% for the first nine months of fiscal 2007 as compared to 38% for the same period in fiscal 2006. The primary reason for the decrease in the effective tax rate is the amount of the extraterritorial income exclusion tax benefit and return to provision adjustments recognized relative to the income before taxes for the first nine months of fiscal 2007.

Net Income. As a result of the factors discussed above, the Company recognized net income of $275,000 in the first nine months of fiscal 2007 compared to net income of $1,786,000 for the same period in fiscal 2006.

(b) LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Company’s cash and cash equivalents balance was $6,757,000, a decrease of $208,000 from $6,965,000 at the start of fiscal 2007. This decrease in cash and cash equivalents was due primarily to principal payments on notes payable and capital expenditures, partially offset by cash provided by operations and the proceeds from the exercise of stock options and warrants.

Net cash provided by operations was $3,905,000 for the nine months ended March 31, 2007, an increase of $553,000 from $3,352,000 provided during the nine months ended March 31, 2006. This increase was due principally to a $1,531,000 decrease in accounts receivable for the nine months ended March 31, 2007 as compared to a $2,436,000 increase in the same period during the prior year. The decrease in accounts receivable was due to lower revenues in the third quarter of fiscal 2007 as compared to the prior year period and an increased concentration on accounts receivable management and cash collections during the nine months ended March 31, 2007. The benefits of the reduced accounts receivables was partially offset by the decrease in net income of $1,511,000 to $275,000 for the nine months ended March 31, 2007 from $1,786,000 for the nine months ended March 31, 2006.

Net cash used in investing activities increased $552,000 to $1,652,000 for the nine months ended March 31, 2007 compared to $1,100,000 during the nine month period ended March 31, 2006. In these periods in fiscal 2007 and 2006, the primary capital requirements were to fund capital expenditures, in the amounts of $1,657,000 and $1,711,000, respectively. The capital expenditures in the nine months ended March 31, 2007 were primarily for production equipment at both the Polymer Products and Nitinol Products facilities. Also during the nine months ended March 31, 2006, the Company paid $829,000 in connection with its November 2005 acquisition of Putnam Plastics. Additionally, during the nine months ended March 31, 2006, the Company’s bank agreement was amended to eliminate a $1,500,000 cash collateral deposit which resulted in cash provided by investing activities in fiscal 2006.

During the nine months ended March 31, 2007, net cash used in financing activities was $2,461,000, primarily reflecting the second of three $833,000 installments on the deferred payment for the Putnam Acquisition, the $1,569,000 March 26, 2007 prepayment on notes payable to Webster Bank, and the scheduled pay-down of the notes payable to Webster Business Credit Corporation of $1,017,000, partially offset by the proceeds from the issuance of common stock from the exercise of options and warrants of $993,000.

Working capital at March 31, 2007 was $9,738,000, a decrease of $4,639,000 from $14,377,000 at June 30, 2006. The decrease in working capital is primarily the result of the reclassification of $5,146,000 of subordinated debt from non-current liabilities at June 30, 2006 to current liabilities at March 30, 2007. The reclassification was due to the Company’s prepayment of the subordinated debt on April 26, 2007. This was partially offset by net cash from operations and the proceeds from the exercise of common stock options and warrants, which together exceeded the capital expenditures and principal payments on notes payable for the nine months ended March 31, 2007.

In connection with the Putnam Acquisition, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”) which replaced the existing credit facility with Webster Bank. The Webster Agreement includes a term loan facility consisting of a five-year term loan of $1.9 million (the “Five Year Term”) and a three-year term loan of $2.5 million (the “Three Year Term,” together with the Five Year Term known as the “Term Loan Facility”). On March 26, 2007 the Company prepaid the principal amounts outstanding on the Term Loan Facility. The amount paid totaled $1,569,000. Both term loans were repayable in equal monthly installments with the additional requirement that, under the Three Year Term, a prepayment of 50% of excess cash flow, as defined, be made annually within 90 days of the Company’s fiscal year end. The excess cash flow prepayment requirement was waived by Webster Business Credit Corporation for fiscal 2006, but remains in effect for the remaining years of the loan term. In December 2006, the Webster Agreement was amended. The amendment reduced the interest rate by 0.25%. As a result of the amendment, interest under the Five Year Term is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined, plus 0.00%. Interest under the Three Year Term is based upon, at the Company’s option, LIBOR plus 3.50% or the alternate base rate, as defined, plus 1.00%. Borrowings under the Term Loan Facility were used to repay approximately $1.4 million in outstanding borrowings under the existing facility with Webster Bank and to partially fund the Putnam Acquisition.

The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. As of March 31, 2007, there were no amounts outstanding under the revolving line of credit. Additionally, the Webster Agreement includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2005 on the same financing terms as the Five Year Term. As of November 9, 2005, $1,000,000 of outstanding amount under the equipment line was converted to a term loan, payable monthly, based on a seven year amortization schedule, but with a balloon payment of the then unpaid balance due November 9, 2009. On December 21, 2005, the Webster Agreement was amended to provide an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2006 on the same financing terms as the Five Year Term. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

The Webster Agreement contains various restrictive covenants, including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance a fixed charge coverage ratio and leverage ratio, as defined. Additionally, the Company was required to maintain cash as collateral security until the Three Year Term loan was paid in full. For the first year of the Webster Agreement, the collateral deposit requirement was $1,500,000. This amount had been classified as cash collateral deposits on the consolidated balance sheet as of June 30, 2005. On November 9, 2005, Webster Business Credit Corporation permanently waived the Company’s cash collateral deposit requirements, and these funds have been accounted for as cash and cash equivalents. On March 26, 2007, the Webster Agreement was amended to reflect changes in the calculation of the fixed charge coverage ratio through June 30, 2007.

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

The Subordinated Loan contains various restrictive covenants including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with a fixed charge coverage ratio and leverage ratio, as defined. The Note payable outstanding under the Subordinated Loan as of March 31, 2007 and June 30, 2006 was $5,146,000 and $4,974,000, respectively. On April 26, 2007, the Company prepaid the outstanding balance on the Subordinated Loan. Accordingly, the $5,146,000 amount due on the Subordinated Loan at March 31, 2007 has been included as a current liability.

The remaining financing for the Putnam Acquisition was provided for with the Company’s cash on hand and $2,500,000 in deferred payments. The deferred payments are non-interest bearing and are required to be paid to the seller in three equal annual installments. The first and second of these installments of $833,000 each were paid in November 2005 and 2006, respectively. Total obligations of $805,000 and $1,587,000 were outstanding for the non-interest bearing deferred payments as of March 31, 2007 and June 30, 2006, respectively.

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

On November 6, 2006, the Company entered into a licensing agreement with Biomer for the exclusive worldwide license to a biocompatible coating technology with potential drug-eluting capabilities for use on Nitinol stents. The agreement also requires the Company to sponsor a pre-clinical evaluation using Biomer’s passive coatings on a self-expanding Nitinol stent platform. The agreement requires the Company to pay $305,000 for the pre-clinical evaluation and Biomer’s management over the course of the evaluation. On December 23, 2006, the Company paid $153,000 to Biomer, as required by the agreement. The remaining $152,000 is payable after pre-clinical evaluation has been completed and Biomer has issued its report thereon to the Company. At March 31, 2007, the $153,000 has been recorded in Prepaid Expenses and Other Current Assets. Research and Development Expense will be recorded as the pre-clinical evaluation is conducted.

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

The Company has in the past grown through acquisitions (primarily the Putnam Acquisition). As part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company’s existing businesses. In the event that the Company should make an acquisition, it intends to use available cash from operations, debt, and authorized but unissued common stock to finance any such acquisitions.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would also be required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is in the process of evaluating the impact of adopting SFAS No. 159 on the consolidated financial statements.

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

There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other Factors That May Affect Future Results

•

trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives, in the U.S. and other countries in which we do business, that are placing increased emphasis on the delivery of more cost-effective medical therapies

•

the trend towards consolidation in the medical device industry as well as among customers of medical device manufacturers, resulting in more significant, complex and long-term contracts than in the past, potentially greater pricing pressures, and the potential loss of significant revenue

•	efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales

•	changes in governmental laws, regulations and accounting standards and the enforcement thereof that may be adverse to us

•	the impact of litigation and claims made against us, including the current series of counterclaims made by Kentucky Oil, NV and the possible results of settlement negotiations

•	other legal factors including environmental concerns

•	agency or government actions or investigations affecting the industry in general or us in particular

•	the trend of regulatory agencies to recommend that medical device companies have multiple suppliers of critical components

•	changes in business strategy or development plans

•	business acquisitions, dispositions, discontinuations or restructurings

•	the continued integration of Putnam

•	availability, terms and deployment of capital

•	economic factors over which we have no control, including changes in inflation and interest rates

•	the developing nature of the market for our products and technological change

•	intensifying competition in the shape memory alloy and specialty polymer-extrusion fields

•	success of operating initiatives

•	operating costs

•	advertising and promotional efforts

•	the existence or absence of adverse publicity

•

our potential inability to obtain and maintain patent protection for our alloys, polymers, processes and applications thereof, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties

•	the possibility that adequate insurance coverage and reimbursement levels for our products will not be available

•	our dependence on outside suppliers and manufacturers

•	availability, variability and quality of raw materials

•	our exposure to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical products

•	the ability to retain management

•	business abilities and judgment of personnel

•	availability of qualified personnel

•	labor and employee benefit costs

•	natural disasters or other disruptions affecting Information Technology and telecommunication infrastructures

•	acts of war and terrorist activities

•	possible outbreaks of severe acute respiratory syndrome, or SARS, bird flu, or other diseases

ITEM 1.	LEGAL PROCEEDINGS

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

Pursuant to a stipulation between the parties, the civil action was transferred to the Northern District of California, San Jose Division, on September 13, 2004. Further, as a result of the stipulation, Kentucky Oil waived its objections to personal jurisdiction and the Company withdrew its claims for libel, disparagement, and unfair business practices, leaving the Company’s claim for a declaratory judgment as the sole remaining count.

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

On January 26, 2007, the Company and Schlumberger filed multiple motions for summary judgment against Kentucky Oil’s several counterclaims, including motions for summary judgment that: (1) Kentucky Oil is estopped from asserting loss of trade secrets, (2) Kentucky Oil’s claim for misappropriation of trade secrets and related claim for breach of contract is barred by the statute of limitations, (3) no trade secrets were misappropriated, (4) Peter Besselink made no inventive contribution to Schlumberger’s Patents; (5) Kentucky Oil has not suffered any compensable injury; and for (6) partial summary judgment on Kentucky Oil’s claims for unfair competition and unjust enrichment. A hearing on the above motion is currently scheduled for May 25, 2007. The Court may issue preliminary rulings on one or more of the motions shortly before the hearing date. In any case, the Court should issue a ruling on all the motions at least by the start of trial, however, the Court has not yet rescheduled a trial date.

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

In addition, fact discovery is nearly complete, with depositions of remaining fact witnesses to be taken prior to the trial, which is not currently scheduled.

On December 29, 2006, Kentucky Oil forwarded a settlement proposal to the Company and Schlumberger calling for, inter alia, a lump sum payment of $5 million jointly from the Company and Schlumberger and an assignment of all of the Company’s rights under the Company- Schlumberger Development Agreement to Kentucky Oil. The proposal also includes a multi-faceted licensing arrangement between Kentucky Oil and Schlumberger over the disputed Schlumberger patents. Both the Company and Schlumberger rejected the settlement proposal and declined to make a counterproposal at that time. On March 14, 2007, the parties met for a settlement conference before the magistrate judge (the Court previously ordered the parties to engage in a settlement conference prior to trial). During the settlement conference, a number of settlement offers and counter offers were made. The settlement conference did not result in a resolution of this matter. The Company believes the counterclaims are without merit and is vigorously defending its position. However, the Company has recorded a liability as of March 31, 2007 and charged the amount to operations during the three months ended March 31, 2007 for its share of the last combined settlement offer made by the Company and Schlumberger to Kentucky Oil. Although the Company cannot predict with certainty the ultimate resolution of this litigation, the Company does not believe that it is likely to have a material adverse effect on its consolidated financial statements.

ITEM 1A.	RISK FACTORS

There have been no material changes from or additions to the risk factors previously disclosed in Item 1A to Part I. of our Form 10-K for the year ended June 30, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective January 1, 2007, the Company issued 1,214 shares of the Company’s common stock and options to purchase 1,821 shares of the Company’s common stock to each of the Company’s six non-employee directors, or an aggregate of 7,284 shares of the Company’s common stock and options to purchase in the aggregate 10,926 shares of the Company’s common stock, pursuant to the Company’s 2006 Long-Term Incentive Plan. On March 27, 2007, a warrantholder exercised warrants for 100,000 shares of the Company’s common stock at an exercise price of $1.25 per share for 50,000 of such warrants and $1.50 per share for the other 50,000 warrants. Such issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act.

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
Date: May 15, 2007

	By:	/S/ ROBERT P. BELCHER
Robert P. Belcher Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2007
	By:	/S/ RICHARD F. SOWERBY
Richard F. Sowerby Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)