Form 10-K
period 2007-06-30
MEMRY CORP
filed 2007-09-21
CIK 720896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2007

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

The aggregate market value of common stock held by non-affiliates of the registrant was $58,540,000 on December 29, 2006 based upon the closing trade price of $2.47 on that date and based on the assumption, for purposes of this computation only, that all of the registrant’s directors and officers are affiliates.

The number of shares outstanding of the registrant’s Common Stock as of September 13, 2007 was 29,862,910.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held in November 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Memry Corporation
Index to Annual Report on Form 10-K
For The Year Ended June 30, 2007

PART I.

ITEM 1. BUSINESS

INTRODUCTION

Memry Corporation (referred to herein as “Memry” or the “Company”) was incorporated in 1981. Memry’s product lines consist of shape memory alloys (“SMAs”) and specialty polymer-extrusion products. The Company provides products primarily to the medical device industry using the Company’s proprietary shape memory alloy and polymer-extrusion technologies. Medical device products utilizing these technologies include stent components, catheter components, guidewires, laparoscopic surgical sub-assemblies, orthopedic instruments, urological devices and similar products. The Company also produces a limited number of products for the commercial and industrial market. In addition, the Company provides engineering services to assist customers in the development of products based on the properties of shape memory alloys and extruded polymers. During the quarter ended December 31, 2005, the Company began managing its business as two business segments: (i) Nitinol Products Segment, and (ii) Polymer Products Segment. Prior to that time, the Company had operated as one business segment. All years reflect the results based on these two business segments. See Note 17 to the accompanying consolidated financial statements for revenues, gross profit and total assets for each business segment.

The Nitinol Products Segment provides design support, manufactures and markets advanced materials which possess the ability to change their shape in response to thermal and mechanical changes, and the ability to return to their original shape following deformations from which conventional materials cannot recover. The Nitinol Products Segment’s products are used in applications for stent components, filters, embolic protection devices, guidewires, catheters, surgical instruments and devices, orthopedic devices, orthodontic apparatus, high pressure sealing devices, fasteners, and other devices.

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

On November 9, 2004, the Company, through its wholly-owned subsidiary, Putnam Plastics Company LLC (“Putnam Plastics Company”), completed its acquisition of substantially all of the assets and assumed selected liabilities of Putnam Plastics Corporation (the “Putnam Acquisition”) and incorporated its operations into its wholly-owned subsidiary, Putnam Plastics Company (the term “Putnam” is used herein to refer to the business operated by Putnam Plastics Corporation prior to the Putnam Acquisition and Putnam Plastics Company thereafter). Putnam is one of the nation’s leading, specialty polymer-extrusion companies serving the medical device, laser, fiber-optic, automotive and industrial markets. Its primary products are complex, multi-lumen, multi-layer extrusions used for guidewires, catheter shafts, delivery systems and various other interventional medical procedures. Putnam’s products are known for their complex configurations, multiple material construction and innovative designs. Putnam also is well known for its ability to manufacture to tight tolerances. Putnam also provides secondary operations such as tipping/welding, hole drilling, precision cutting, custom grinding, skiving/punching, flaring, molding, printing, and product assembly.

The Company conducts its operations from its three operating facilities located in Bethel, Connecticut, Menlo Park, California and Dayville, Connecticut. The Company’s principal executive offices are located at 3 Berkshire Blvd., Bethel, Connecticut 06801, and its telephone number at such address is (203) 739-1100.

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

The major defining properties of the SMAs with which the Company works are “superelasticity” and “thermal shape memory.” Currently the predominant SMA utilized by the Company is a nickel-titanium alloy commonly referred to as nitinol. The mechanical properties that can be engineered into nitinol-based devices permit innovative product designs that presently would be difficult or impossible to replicate with other materials. Unlike ordinary alloys, certain SMAs are capable of fully recovering their shape after being deformed as much as six to eight percent, and of performing this recovery on a repeated basis. This is more than ten times the recovery ability of ordinary metals. This “superelasticity” feature has applications for stent components, filters, embolic protection devices, guidewires, catheters, surgical instruments and devices, orthopedic devices, orthodontic apparatus, and other devices. Thermal recovery applications typically involve instances where a device is controlled or actuated in response to a pre-determined thermal change. Examples of such uses include heat activated fasteners, high pressure sealing devices, valve actuation systems, and thermally actuated mechanical systems. The majority of today’s commercial applications involve the use of the materials’ “superelastic” properties.

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

Putnam’s unique set of capabilities allow the fabrication of multi-layered tubes (co-extrusions in which at least two materials are extruded simultaneously), Total Intermittent Extrusions (“T.I.E.™”) in which one tube can be extruded in such a fashion as to allow rigid-to-soft handling characteristics in one extrusion, thermoset polyimide tubing which offers superior mechanical, electrical and thermal properties, braided tubing where metal or polyester wires can be extruded into a tubing wall to provide unique handling properties, and multi-lumen tubing in which multiple lumens may be created within one outer wall to allow for multiple fluids or guidewires to flow through one tubing construct.

In 2007, Putnam introduced a new product line exclusively dedicated to secondary operations capabilities for medical polymer tubing. PPC Plus was established to provide customers a streamlined manufacturing process for value added applications. The efficiency, traceability, and consolidated resources provided by this dedicated process enhance Putnam’s ability to support and expedite application development for its customers by reducing multiple outsourcing. Secondary operation solutions offered within PPC Plus include tipping/welding, hole drilling, precision cutting, custom grinding, skiving/punching, flaring, molding, printing, and product assembly.

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

Stents have, until recently, been one of the fastest growing segments of the medical device market and have led to significant advances in interventional cardiology, radiology and endovascular surgery, a surgical technique involving the introduction of a catheter or device through the vessel. Stents are used increasingly as adjuncts or alternatives to a variety of minimally invasive procedures because it is believed they are beneficial to overall patient outcome and may, over time, reduce total treatment costs. From its infancy in 1990, the U.S. stent market peaked at $3.1 billion in 2005, when the global market hit $5.2 billion. Piper Jaffray projects the overall U.S. stent market to shrink from about $2.9 billion in 2006 to approximately $2 billion in 2007, with the projected decrease driven by the current drug-eluting stent controversies. The vast majority of stents are currently utilized in the treatment of coronary artery disease. Additionally, there are stents with peripheral vascular applications. Coronary stents are made primarily of stainless steel or cobalt chrome alloys and are normally deployed through the expansion of a balloon on a catheter-based delivery system with a second balloon frequently used to further expand the stent. The Company does not currently process or market stainless steel or cobalt chrome stents and does not believe it will be materially affected by the controversies and overall market impact referenced above.

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

In fiscal 2007, sales to medical device companies accounted for approximately 96% of consolidated revenues and sales to non-medical device companies accounted for the additional 4%.

In July 2007, the Company received ISO 13485:2003 registration for its facilities. This advanced International Organization for Standardization registration is a comprehensive set of standards covering the quality of design, development, manufacture, shipping, installation and servicing of medical devices. In order to meet the criteria for registration, the Company demonstrated compliance with the regulatory standards associated with quality medical device manufacturing management systems and provided evidence of application and adherence. In addition, the Company was also re-certified to ISO 9001:2000 in July 2007 by Lloyds (LRQA).

Non-Medical Markets. The non-medical industry sectors served by the Nitinol Products Segment include primarily the aerospace/defense and automotive industries. While the success of nitinol products in the medical device industry is typically derived from the superelastic characteristics of nitinol, applications in these industrial sectors employ both the superelastic and the shape memory characteristics of nitinol. Although the development cycles in these industries, particularly aerospace/defense and automotive, are longer than those of the medical device sector, once the product is adopted it typically provides for larger volume demand and does not suffer from strict regulatory requirements.

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

OPERATIONS

The Company conducts its Nitinol Products Segment business through its manufacturing facilities in Menlo Park, California and Bethel, Connecticut. The Menlo Park, California facility produces semi-finished SMAs in two basic forms: wire and tube. This facility also provides added value to its tubular product through laser processing, shape setting and polishing procedures resulting in the delivery of finished stent components, as well as certain other value-added activities. Memry’s east coast manufacturing operations, located in the same facility as the Company’s corporate headquarters in Bethel, Connecticut, processes wire into semi-finished strip, and produces formed components and value-added sub-assemblies, predominantly based on wire and strip-based SMAs. The microcoil and guidewire components utilized in various medical procedures are fabricated and supplied from the Company’s eastern operations in Bethel, Connecticut.

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

Wire. Memry’s nitinol wire products are sold as standard products, available in a variety of sizes, produced in non-standard sizes, to meet specific customer requirements, and used as the precursor to a formed component. Memry produces wire with a diameter ranging from .004 to .250 inches. In addition, the Company may apply a variety of finishing techniques, depending on customer specifications, including such steps as polishing or coating. Applications for the Company’s wire products include wireform stents, guidewires, endodontic files and needles.

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

Formed Components. Formed components are typically non-standard products. Formed components are made by taking the semi-finished materials and further processing them by bending, kinking, stamping, crimping, laser cutting or electropolishing into specific forms as specified by customers. Examples of applications for formed components include the bending or arching of wire for use as orthodontic braces, helical and strip actuators, micro coils, patented locking rings for electronic connectors, enabling components of medical instruments (particularly stent structures), and sealing components. Memry recently expanded its secondary operations capability with the addition of equipment that provides grinding, tipping and coating services. The Company currently uses these capabilities in the production of guidewires and components to assist in the treatment of occlusions. Also recently added was wire EDM which is being utilized in the production of female incontinence components, stylet tips, and anchors for bypass and other procedures.

Sub-Assemblies. Memry manufactures and sells value-added sub-assemblies to OEMs, principally in the medical device field. This is done by taking the semi-finished materials and/or formed components produced by Memry and combining or assembling them with other products that have been outsourced by Memry to form a larger component or “sub-assembly” of the OEMs’ finished product. Memry combines its SMA expertise with additional manufacturing and process knowledge and third-party supply chain management to cost-effectively produce a sub-assembled product for OEMs. The single largest portion of Memry’s eastern business is selling assemblies and components to United States Surgical Corporation (“USSC”), a division of Covidien Ltd. (formerly Tyco Healthcare Group, LP), and other medical industry OEMs. The primary item sold by Memry to USSC is a SMA sub-assembly used by USSC for endoscopic instruments. The use of superelastic SMAs allows the instruments to be constrained outside the body, inserted into the body in its constrained form through small passages, to then take a different shape while inside the body, and then to return to their constrained shape for removal. The primary value-added product produced by the Company’s Menlo Park operations is finished stent rings utilized by Medtronic, Inc. (“Medtronic”) in their AneuRx AAA stent graft product.

Engineering Services. Memry is engaged in reimbursable development projects in which the Company provides design assistance, manufactures and sells prototype components and products to customers. Memry is currently working on a number of programs to develop SMA components for OEM customers’ products. The Company will accept customer-sponsored development contracts when management believes that the customer is likely to order a successfully developed component or product in sufficient quantity to justify the allocation of the engineering resources necessary. Generally under such programs, the identity of the customer is confidential; the data, inventions, patents and intellectual property rights which specifically relate to the SMA component are either owned by the customer, or, in several instances, shared between the Company and the customer; and data, inventions, patents, and intellectual property rights pertaining to the SMA technology that do not specifically relate to the customer’s product are owned by the Company.

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

Wire Coating. Putnam can coat many types of wire with a variety of polymers. Wires as small as .002 and as big as .2 inches are coated on a regular basis. Polyimide coatings are available for electrical properties. Fluoropolymer coatings are used for electrical and low friction applications. Wires can also be extruded into the wall of multi-lumen tubing. Putnam has the capability to apply a polymer coating to a nitinol wire for coated guidewire applications.

Secondary Operations. PPC Plus is a new product line exclusively dedicated to secondary operations capabilities for medical polymer tubing. Secondary operation solutions offered within PPC Plus include tipping/welding, hole drilling, precision cutting, custom grinding, skiving/punching, flaring, molding, printing, and product assembly.

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

In order to continue to advance the Company’s leadership position in SMAs, the Company continues to implement the following initiatives:

Advancing Processing Expertise and Quality Assurance. Nitinol is a non-linear material, which makes it a very difficult material to process. Memry believes that one of its competitive advantages is its ability to effectively process this material. One of these processes is the production of tubes used primarily in the production of stents. The Company believes that this process, proprietary to the Company, will provide Memry with an advantage over competitors with regard to product quality and cost for selected products when it is fully implemented. Memry has underway a number of process enhancement initiatives designed to enhance both the current manufacturing processes and Memry’s competitive position. Many of the materials produced by Memry are used in medical devices; therefore the product quality requirements placed on Memry by its customers are high. Each of Memry’s manufacturing facilities is ISO 13485:2003 and ISO 9001:2000 registered.

Modernizing Manufacturing Capabilities. To meet growing demand, particularly in the medical device market for the production of nitinol stents and other components, the Company has committed to optimizing the manufacturing efficiency of its current facilities and expects to invest between $1.5 million and $2.0 million in capital equipment and facility improvements in the SMA product line in fiscal 2008.

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

Expand Memry’s product and service offerings through acquisitions or joint ventures

While there remain growth opportunities in the core product/service areas described above, Memry will continue to investigate broadening its capabilities through acquisitions, joint ventures, and/or investment. As was the case in the Putnam Acquisition, Memry is screening strategic partners along several variables, including: growth opportunity, diversification of product lines and customers, profit potential, and access to new technology. The Company anticipates that any acquisition, joint venture, or investment would be in a business segment that is strategically related to its current business.

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

SALES AND MARKETING

Sales to Memry Europe. In connection with the sale of Memry Europe, N.V. to Wilfried Van Moorleghem in February 2001, Memry entered into a License and Supply Agreement with Memry Europe (which has been renamed Advanced Medical Technologies (“AMT”)). Pursuant to the License and Supply Agreement, Memry agreed to supply to AMT certain alloys and tubing products. In addition, conditional upon Memry being granted certain patents, Memry agreed to grant to AMT a right and royalty-bearing license to such patents and a right and royalty-bearing license to certain electropolishing technology and tubing technology.

Personnel. The Company currently has fifteen sales and marketing personnel, of which six operate primarily from headquarters. Additionally, the Company has one sales agent based in Israel and one sales agent based in Hong Kong.

Major Customers. The Company’s two largest customers are Medtronic and USSC. During the years ended June 30, 2007, 2006 and 2005, Medtronic accounted for approximately 28%, 28% and 32%; and USSC accounted for approximately 14%, 15% and 15% of the Company’s consolidated revenues, respectively. Revenue totals for each customer include sales to all divisions of each customer. No other customer accounted for more than 10% of consolidated revenues in the years ended June 30, 2007, 2006 or 2005.

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

USSC supply agreement. The Company and USSC executed this exclusive agreement during fiscal 2006 for a term of three years wherein the Company is the exclusive supplier for all nitinol based organ retrieval bags. The Company is also named as a preferred supplier for all successor products.

Foreign Sales. During the year ended June 30, 2007, approximately 79% of consolidated sales were to customers in the United States, 11% were to customers in the Dominican Republic, and 10% were to customers in all other countries. The Company attributes sales to unaffiliated customers in different countries on the basis of the ship-to location of the customer. Substantially all of the revenues in the Dominican Republic represent sales to an off-shore manufacturing facility of USSC.

SOURCES OF SUPPLY

The principal raw material used by the Company in nitinol products is SMAs. The Company obtains its SMAs from one principal source, Precision Castparts Corp.’s subsidiary Special Metals Corporation of New Hartford, New York. The Company anticipates it will be able to continue to acquire SMAs in sufficient quantities for its needs from this supplier. In addition, if the Company were, for whatever reason, not able to secure an adequate supply of SMAs from this supplier, the Company has identified other suppliers that, after a period of time, would be able to supply the Company with sufficient quantities of SMAs. It is probable the Company would suffer meaningful transitional difficulties if it had to switch to and validate alternate suppliers.

The principal raw material used by the Company in polymer extrusion products is polymers. The Company obtains its polymers from four principal sources: Foster Corporation of Putnam, Connecticut, which is 50% owned by the sole shareholder of Putnam Plastics Corporation who is an executive officer of the Company and member of the Board of Directors of the Company, Noveon, Inc. of Woburn, Massachusetts, New England Urethanes of North Haven, Connecticut and Dow Chemical Corporation of La Porte, Texas. The Company expects to be able to continue to acquire polymers in sufficient quantities for its needs from these suppliers. In addition, if the Company were, for whatever reason, not able to secure an adequate supply of polymers from these suppliers, the Company believes that there is an active worldwide polymer market and would not anticipate any long term problem procuring necessary quantities of polymers.

While the Company also relies on outside suppliers for its non-SMA and non-polymer components of sub-assembled products, the Company does not anticipate any difficulty in continuing to obtain non-SMA and non-polymer raw materials and components necessary for the continuation of the Company’s business.

COMPETITION

The Company faces competition from other SMA processors, who compete with the Company in the sale of semi-finished materials (primarily with the Company’s California operation) and formed components (with Memry’s Connecticut and California operations). There are several major U.S., European and Japanese companies engaged in the supply or use of SMAs, some of which have substantially greater resources than the Company. Within the U.S., the two major SMA suppliers to both the Company and the industry as a whole are Alleghany Technologies’ Wah Chang Division and Precision Castparts Corp.’s subsidiary Special Metals Corporation. Each of these companies has substantially greater resources than the Company and could determine that it wishes to compete with the Company in the Company’s markets. Special Metals Corporation has become a competitor of the Company for semi-finished wire and strip materials. Japanese competitors include Furakawa Electric Co. and Daido-Special Metals Ltd., both of which produce SMAs and sell to users in Japan and internationally. The principal European competitors are Minitubes SA, a private French nitinol tube supplier, and G. Rau/EuroFlex, a German company that has a business relationship with NDC (See below). In addition, AMT (formerly Memry Europe) is a European competitor. However, pursuant to the License and Supply Agreement between Memry and AMT, the parties agreed that AMT has the rights to use certain of our technology only in Europe and Asia, while we have retained such rights elsewhere. The Company believes that Johnson and Johnson, through its subsidiary Nitinol Devices and Components Company (NDC), is our largest competitor, followed by Fort Wayne Metals Inc., Accellent Corp. and Shape Memory Alloy Applications, Inc., a subsidiary of Johnson Matthey Inc., all of which are based in the United States.

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

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

The Company owns eighteen U.S. patents, as well as a variety of foreign patents, in the fields of medical devices, automotive components, valving mechanisms, sporting goods, and consumer products using SMAs and related effects alloy compositions, the production of these alloy compositions, the production of semi-finished materials such as tubing, and the utilization of nickel-titanium alloys having superelasticity and shape memory effects. Some of these patents are directed at the articles as well as the method of manufacture of such articles. There are a number of patent applications that are either pending or have provisional status covering primarily medical devices and methods of manufacture. The Company has foreign patents in force in various foreign countries where the Company does business or where the Company is otherwise desirous of having foreign patent coverage. The Company has also applied for patent protection in several foreign countries.

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

RESEARCH AND DEVELOPMENT

During fiscal 2007, the Company spent $1,645,000 on “pure” research and development (i.e., research and development performed by the Company at its own cost for purposes of developing future products). In comparison, the Company spent $2,016,000 and $1,923,000 during fiscal 2006 and 2005, respectively, on similar research and development. The decrease in “pure” research and development was the result of an effort by the Company to increase the number of research and development hours that are reimbursed by our customers. These types of costs are associated with the development of SMA and prototype polymer components pursuant to customer arrangements and are considered “funded” research, and, for purposes of the Company’s financial statements, are part of “cost of revenues,” rather than research and development. The Company anticipates the trend of having research and development costs reimbursed by our customers to continue.

Due to the shift of engineering focus and the Putnam Acquisition, the Company spent $4,941,000 during fiscal 2007 on “funded” research and development. These costs are borne directly by the customers of the Company. By comparison, the Company spent $4,753,000 and $3,415,000 on “funded” research and development in fiscal 2006 and 2005, respectively. The amount of “funded” research and development that the Company will undertake in the future will depend upon its customers’ needs.

EMPLOYEES

As of June 30, 2007, the Company had 363 full-time employees and two part-time employees. Of the full-time employees, 39 were executive or management personnel and 28 were science, engineering and research personnel.

None of our employees are represented by collective bargaining units. The Company believes that its relationship with its employees is generally good.

In addition, as of June 30, 2007, the Company had 35 “temporary” employees (i.e., employees of temporary staffing companies) working for the Company.

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

The Company’s four largest customers accounted for over 50% of the Company’s consolidated revenues in fiscal 2007. Significant reductions in sales to any of these customers due to industry consolidation, loss in market share, selection of an additional supply source, the in-house production of components, change in medical procedures, customer quality problems or excess customer supply could dramatically reduce the Company’s revenues, profitability and cash flow needed to fund operations.

Our production may be reduced by an inability to obtain the necessary raw materials.

The Company obtains its SMAs from one principal source. The Company anticipates it will be able to continue to acquire SMAs in sufficient quantities for its needs from this supplier. In addition, if the Company were, for whatever reason, not able to secure an adequate supply of SMAs from this supplier, the Company has identified other suppliers that, after a period of time, would be able to supply the Company with sufficient quantities of SMAs. It is probable the Company would suffer meaningful transitional difficulties if it had to switch to and validate alternate suppliers. Additionally, the Company obtains its polymers from four principal sources. The Company expects to be able to continue to acquire polymers in sufficient quantities for its needs from these suppliers. A reduction in production due to an inability to obtain the necessary raw materials could dramatically reduce the Company’s revenues, profitability and cash flow needed to fund operations until production is restored.

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

The Company will be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) as of June 30, 2008. Although the Company has begun to implement the procedures to comply with the requirements of Section 404, there is no assurance that we will have a successful initial implementation. Failure to meet the initial implementation requirements of Section 404, our inability to comply with Section 404’s requirements, and the costs of ongoing compliance could have a material adverse effect on investor confidence and our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

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

Kentucky Oil filed an Answer and Counterclaims on November 2, 2004, which included counterclaims against the Company for breach of a Collaboration Agreement, on behalf of Kentucky Oil (“First and Second Counterclaims”), against the Company and Schlumberger for misappropriation of trade secrets (“Third Counterclaim”), conversion of intellectual property (“Fourth Counterclaim”), joinder of Defendant Peter Besselink as co-inventor of several patent applications filed by Schlumberger based on the alleged misappropriated intellectual property (“Fifth Counterclaim”), and, alternatively, for a declaration that the Schlumberger patent applications are invalid and unenforceable (“Sixth Counterclaim”). In February 2005, the Company and Schlumberger filed motions to dismiss Kentucky Oil’s Third, Fourth, Fifth and Sixth Counterclaims. The motions were heard on April 1, 2005 and, on April 8, 2005, the Court issued an Order granting the motions to dismiss as to the Fourth, Fifth and Sixth Counterclaims, and denying the motions as to the Third Counterclaim.

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

On May 12, 2006, the Company and Schlumberger filed a motion for summary judgment that Kentucky Oil lacks standing to assert causes of action for trade secrets misappropriation and or correction of inventorship. A hearing on the motion was held on July 21, 2006 and, on December 18, 2006, the Court issued an Order acknowledging that Kentucky Oil had failed to establish ownership of the alleged trade secrets due to a faulty chain of title between previous alleged owners. However, the Court declined to enter summary judgment, but rather granted Kentucky Oil until January 10, 2007 to cure the evidentiary deficiency. Kentucky Oil filed a supplemental affidavit prior to the deadline. Pursuant to the Court’s Order, the Company and Schlumberger filed objections to the supplemental evidence within five days. The Court has not yet ruled on the sufficiency of Kentucky Oil’s supplemental evidence or the Company and Schlumberger’s objections.

On January 26, 2007, the Company and Schlumberger filed multiple motions for summary judgment against Kentucky Oil’s several counterclaims, including motions for summary judgment that: (1) Kentucky Oil is estopped from asserting loss of trade secrets, (2) Kentucky Oil’s claim for misappropriation of trade secrets and related claim for breach of contract is barred by the statute of limitations, (3) no trade secrets were misappropriated, (4) Peter Besselink made no inventive contribution to Schlumberger’s patents; (5) Kentucky Oil has not suffered any compensable injury; and for (6) partial summary judgment on Kentucky Oil’s claims for unfair competition and unjust enrichment. On May 24, 2007, the Court issued “tentative” rulings on the above motion and heard oral argument on the following day. In its tentative rulings, the Court granted Memry and Schlumberger’s motions that Kentucky Oil’s claim for misappropriation of trade secrets and related claims for unfair competition and unjust enrichment are barred by the statute of limitations. The remaining motions were denied. The Court has not yet issued final rulings. It is possible that the final rulings may differ substantively from the tentative rulings, so it is unclear at this time what issues remain for trial. It is expected that the Court will issue final rulings on the motions for summary judgment in advance of trial, which is currently set to begin on November 19, 2007.

On June 13, 2007, Memry filed a motion to dismiss Kentucky Oil’s counterclaims for lack of subject matter jurisdiction. In the motion to dismiss, Memry argued that Kentucky Oil lacks standing to assert its counterclaims in California because Kentucky Oil’s alleged predecessor in interest, United Stenting, Inc., was never qualified under California regulations to conduct business in California. Memry also reaffirmed its argument that Kentucky Oil lacks standing to sue for damages because Kentucky Oil never acquired rights to non-medical applications of the Biflex technology. The Court did not schedule oral argument for the motion to dismiss and has indicated that it will issue a ruling based solely on the papers.

On August 3, 2007, Kentucky Oil filed a motion to amend its counterclaims to include several patents that have been issued to Schlumberger based on the disputed technology over the past several months. Memry and Schlumberger filed oppositions on the grounds that Kentucky Oil’s motion is untimely, prejudicial and futile.

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

On December 29, 2006, Kentucky Oil forwarded a settlement proposal to the Company and Schlumberger calling for, inter alia, a lump sum payment of $5 million jointly from the Company and Schlumberger and an assignment of all of the Company’s rights under the Company- Schlumberger Development Agreement to Kentucky Oil. The proposal also includes a multi-faceted licensing arrangement between Kentucky Oil and Schlumberger over the disputed Schlumberger patents. Both the Company and Schlumberger rejected the settlement proposal and declined to make a counterproposal at that time. On March 14, 2007, the parties met for a settlement conference before the magistrate judge (the Court previously ordered the parties to engage in a settlement conference prior to trial). During the settlement conference, a number of settlement offers and counter offers were made. The settlement conference did not result in a resolution of this matter. The Company believes the counterclaims are without merit and is vigorously defending its position. However, the Company has recorded a liability as of June 30, 2007 and charged the amount to operations during the year ended June 30, 2007 for its share of the last combined settlement offer made by the Company and Schlumberger to Kentucky Oil. Although the Company cannot predict with certainty the ultimate resolution of this litigation, the Company does not believe that it is likely to have a material adverse effect on its consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the American Stock Exchange under the symbol MRY. On September 10, 2007, there were approximately 4,620 holders of the Company’s Common Stock.

The following table sets forth the quarterly high and low closing prices for the common stock over the past two years.

	Fiscal year ended June 30
	2007		2006
	High	Low	High	Low
1st Quarter	$3.26	$1.72	$2.70	$2.03
2nd Quarter	$2.60	$1.80	$2.25	$1.58
3rd Quarter	$2.40	$1.90	$2.20	$1.82
4th Quarter	$2.15	$1.60	$3.22	$2.05

The Company has never paid a cash dividend on its Common Stock and the Company does not contemplate paying any cash dividends on its Common Stock in the near future. Pursuant to the Company’s November 9, 2004 amended and restated loan agreement with its principal lender, the Company is not permitted to declare or pay cash dividends.

On November 9, 2004, in connection with the Putnam Acquisition, the Company issued 2,857,143 shares of Memry common stock (with a fair value of $4.6 million) to the sole shareholder of Putnam Plastics Corporation, Mr. James V. Dandeneau. The shares are subject to various restrictions, including a holding period which prohibited the sale of the shares for a period of eighteen months after November 9, 2004. Additionally, after the expiration of the holding period, subject to certain exceptions, the sale of shares in the public market is limited to 250,000 per calendar quarter. Mr. Dandeneau is currently an executive officer of the Company and member of the Board of Directors.

Such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act.

STOCK PERFORMANCE GRAPH

The following stock performance graph shows the change in market value of $100 invested in the Company’s Common Stock, the Amex Composite Index and the Russell 2000 Index for the period commencing July 1, 2002 through June 30, 2007. The stockholder return shown on the graph below is not indicative of future performance.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data with respect to the Company for each of the five fiscal years in the period ended on June 30, 2007, which were derived from the audited consolidated financial statements of the Company and should be read in conjunction therewith. Please see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information concerning the comparability of the selected financial data of the Company.

	Years Ended June 30,
	2007 (1)	2006 (1)	2005 (1)	2004	2003 (2)
	In thousands, except per share data
Revenues	$51,677	$52,588	$45,008	$34,492	$34,007
Net income	$317	$2,673	$2,725	$2,378	$8,828
Earnings per share:
Basic	$0.01	$0.09	$0.10	$0.09	$0.35
Diluted	$0.01	$0.09	$0.10	$0.09	$0.34
Total assets	$48,746	$55,300	$52,800	$32,988	$30,127
Long-term debt including current maturities	$1,615	$9,991	$11,374	$1,479	$1,892
Stockholders’ equity	$41,350	$39,500	$35,769	$28,224	$25,648

(1)	The selected financial data of the Company includes the results of operations of Putnam since the November 9, 2004 date of acquisition.

(2)
During the year ended June 30, 2003, the deferred income tax valuation allowance of $7,569,000 was eliminated based on management’s assessment of the Company’s operating performance and realizability of operating loss carryforwards and other temporary differences.

The following table sets forth selected quarterly consolidated financial data for the years ended June 30, 2007 and June 30, 2006.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share data

	FIRST QUARTER	SECOND QUARTER		THIRD QUARTER	FOURTH QUARTER	FISCAL YEAR
Revenues
FY2007	$13,830	$12,506		$12,212	$13,129	$51,677
FY2006	$12,667	$12,649		$13,993	$13,279	$52,588
Gross Profit
FY2007	$5,723	$3,428		$3,547	$3,892	$16,590
FY2006	$4,749	$4,955		$5,877	$4,792	$20,373
Net Income (Loss)
FY2007	$1,015	$(280)		$(460)	$42	$317
FY2006	$501	$(236	)(1)	$1,521	$887	$2,673

Basic Earnings (Loss) Per Share
FY2007	$0.03	$(0.01)		$(0.02)	$0.00	$0.01
FY2006	$0.02	$(0.01)		$0.05	$0.03	$0.09
Diluted Earnings (Loss) Per Share
FY2007	$0.03	$(0.01)		$(0.02)	$0.00	$0.01
FY2006	$0.02	$(0.01)		$0.05	$0.03	$0.09

(1)
During the second quarter of fiscal 2006, the Company recorded a pre-tax provision for separation charges of $1,130,000 for the retirement of the Company’s former President and Chief Executive Officer.

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

The Company provides shape memory alloy products and services from facilities located in Bethel, Connecticut and Menlo Park, California and specialty polymer-extrusion products and services from its facility in Dayville, Connecticut. Memry processes raw material (usually nitinol, an alloy of nickel and titanium, and plastic polymers) into semi-finished products such as wire, strip or nitinol and co-extruded tube. Products in these forms are referred to as “semi-finished” materials and are marketed directly, primarily to medical device companies, for use in products such as guidewires, endodontic files, stents, delivery systems, catheters and catheter shafts. The Company also further processes its semi-finished materials into formed components and sub-assemblies. Formed components are made by taking the semi-finished material and further processing them by bending, kinking, coating, stamping, crimping, grinding, tipping and laser cutting into specific forms specified by customers. Sub-assemblies involve taking the semi-finished materials or formed components produced by the Company and combining or assembling them with other products that have been outsourced by Memry to form a larger component or “sub-assembly” required by an OEM, usually in the medical device field. Examples are sub-assemblies sold for use in endoscopic instruments and finished stent rings utilized in stent graft products. The Company believes that the medical device market for shape memory alloys and specialty polymer- extrusion is growing. Early applications were for general surgical instruments and for various vascular procedures. Recently, new opportunities have appeared in orthopedic, urological, electrophysiology, and embolic protection devices.

Approximately 96% of the Company’s products and services are sold to medical device companies, with the balance being utilized in a variety of industrial and commercial applications. The Company sells primarily through a direct sales force, with sales representatives located in the U.S. and Europe. The medical device industry has very strict quality requirements, and the ability to meet these requirements and the requested shipment schedules is a key determinant of success. Price competition has historically been a key competitive variable in products that are not technically difficult to manufacture. Recently, as awareness of potential applications has increased and the industry has grown, the Company has noted increased competition for tube products and sub-assemblies, with commensurate pressure on prices and margins.

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

Goodwill and Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value. Goodwill was $14,146,000 at June 30, 2007 and 2006.

Intangible assets consist primarily of management’s estimates of developed technology, customer relationships, trade name, and other intangible assets that have been identified as a result of the appraisal process regarding the Putnam Acquisition. These assets are being amortized over their useful life, determined to be 4.5 to 20 years, depending on asset class. In addition, the acquired patents existing prior to the Putnam Acquisition are being amortized using the straight-line method over their estimated useful life of 15 years. We review intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value is not recoverable. Intangible assets, net of accumulated amortization, were $6,500,000 and $7,171,000 as of June 30, 2007 and 2006, respectively. All of the decrease is attributable to the amortization expense of $671,000 for the year ended June 30, 2007.

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

Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $3,306,000 and $3,484,000 at June 30, 2007 and 2006, respectively.

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

For years prior to July 1, 2006, the Company classified legal costs incurred for litigating, registering and maintaining patents as research and development expense. Commencing July 1, 2006, the Company began classifying such costs as general, selling and administration expense. For the years ended June 30, 2006 and 2005, the Company has restated its consolidated financial statements to correct this error by $270,000 and $478,000, respectively, of such costs from research and development expense to general, selling and administration expense. There was no effect on operating income as a result of this restatement.

For years prior to July 1, 2006, the Company classified certain customer reimbursements and other items as other income. Commencing July 1, 2006, the Company began classifying such amounts as other operating expenses. For the years ended June 30, 2006 and 2005, the Company has restated its consolidated financial statements to correct this error by $141,000 and $60,000, respectively, of such amounts from other income to other operating expenses. There was no effect on net income as a result of this restatement.

Business segments

The Company’s product lines consist of shape memory alloys (“SMAs”) and specialty polymer-extrusion products. Currently, the predominant SMA utilized by the Company is a nickel-titanium alloy commonly referred to as nitinol. Prior to the Company’s November 9, 2004 Putnam Acquisition, the Company only produced SMAs. Both product lines provide design, engineering, development and manufacturing services to the medical device and other industries using the Company’s proprietary shape memory alloy and polymer-extrusion technologies. Medical device products include stent components, catheter components, guidewires, laparoscopic surgical sub-assemblies and orthopedic instruments. During the quarter ended December 31, 2005, the Company began managing its business as two business segments: (i) Nitinol Products Segment, and (ii) Polymer Products Segment. Prior to that time, the Company had operated as one business segment. All years reflect the results based on these two business segments.

The Nitinol Products Segment provides design support, manufactures and markets advanced materials which possess the ability to change their shape in response to thermal and mechanical changes, and the ability to return to their original shape following deformations from which conventional materials cannot recover. The Nitinol Products Segment’s products are used in applications for stent components, filters, embolic protection devices, guidewires, catheters, surgical instruments and devices, orthopedic devices, orthodontic apparatus, high pressure sealing devices, fasteners, and other devices.

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

Year Ended June 30, 2007, compared to Year Ended June 30, 2006.

The following table compares revenues and gross margin by business segment for the years ended June 30, 2007 and 2006.

	Year Ended June 30,
	2007		2006		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues
Nitinol Products Segment	$36,036,000	69.7%	$37,015,000	70.4%	$(979,000)	(2.6)%
Polymer Products Segment	15,821,000	30.6	15,811,000	30.1	10,000	0.1%
Eliminations	(180,000)	(0.3)	(238,000)	(0.5)	58,000	(24.4)%

Total	$51,677,000	100.0%	$52,588,000	100.0%	$(911,000)	(1.7)%

Gross Profit
Nitinol Products Segment	$10,880,000	30.2%	$13,351,000	36.1%	$(2,471,000)	(18.5)%
Polymer Products Segment	5,710,000	36.1%	7,022,000	44.4%	(1,312,000)	(18.7)%

Total	$16,590,000	32.1%	$20,373,000	38.7%	$(3,783,000)	(18.6)%

The following table sets forth the consolidated statements of income for the years ended June 30, 2007 and 2006.

	Year ended June 30,
	2007		2006		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues	$51,677,000	100.0%	$52,588,000	100.0%	$(911,000)	(1.7)%
Cost of revenues	35,087,000	67.9	32,215,000	61.3	2,872,000	8.9%

Gross profit	16,590,000	32.1	20,373,000	38.7	(3,783,000)	(18.6)%

Operating expenses:
Research and development	1,645,000	3.2	2,016,000	3.8	(371,000)	(18.4)%
General, selling and administration	13,205,000	25.5	12,615,000	24.0	590,000	4.7%
Amortization of intangible assets	504,000	1.0	504,000	1.0	—	—
Other	(72,000)	(0.1)	(141,000)	(0.3)	69,000	(48.9)%

	15,282,000	29.6	14,994,000	28.5	288,000	1.9%

Operating income	1,308,000	2.5	5,379,000	10.2	(4,071,000)	(75.7)%

Loss on extinguishment of debt	(215,000)	(0.4)	—	—	(215,000)	N/A

Interest
Expense	(975,000)	(1.8)	(1,258,000)	(2.4)	283,000	(22.5)%
Income	331,000	0.6	195,000	0.4	136,000	69.7%

	(644,000)	(1.2)	(1,063,000)	(2.0)	419,000	(39.4)%

Income before income taxes	449,000	0.9	4,316,000	8.2	(3,867,000)	(89.6)%
Provision for income taxes	132,000	0.3	1,643,000	3.1	(1,511,000)	(92.0)%

Net income	$317,000	0.6%	$2,673,000	5.1%	$(2,356,000)	(88.1)%

Revenues. Revenues decreased 2% to $51,677,000 in the year ended June 30, 2007 from $52,588,000 during fiscal 2006, a decrease of $911,000. The decrease in revenues was due to a decline in the sales of Nitinol Products. The Polymer Products Segment’s revenues remained relatively flat at $15,821,000 for the year ended June 30, 2007 as compared to $15,811,000 during fiscal 2006. Although sales to one of the Polymer Products Segment’s largest customers declined in fiscal 2007 from the prior year’s level, other large customers had increased sales, which offset a substantial portion of the decrease. The Polymer Products Segment increased slightly to 31% of total revenues in the year ended June 30, 2007 from 30% in fiscal 2006.

Revenues for the Nitinol Products Segment decreased 3% or $979,000 to $36,036,000 in the year ended June 30, 2007 from $37,015,000 during fiscal 2006. This decrease in revenues resulted primarily from contractual price reductions with respect to certain established products combined with unit volume decreases in older generation stent components. Revenues from superelastic nitinol tube decreased approximately $1,300,000 in the year ended June 30, 2007 from the prior year. This segment also experienced decreased shipments of nitinol tube-based stent components, which decreased approximately $1,050,000. Additionally, there were decreases in the year ended June 30, 2007 as compared to the prior fiscal year in shipments of endocatch products of approximately $1,070,000, arch wire of approximately $470,000, and high pressure sealing plugs of approximately $490,000. Offsetting a portion of these decreases, the Nitinol Products Segment had increased revenues of approximately $1,730,000 in etched wire-based stents for an existing customer compared to fiscal 2006. In the year ended June 30, 2006, the Company’s revenues from the wire-based stent components were adversely affected by shortages in acceptable raw material from one of the Company’s suppliers related to this product line that occurred during the first quarter and which were subsequently resolved. The Company also had increased revenues from prototype development and research and development activities of approximately $920,000 in the year ended June 30, 2007 from the prior year. Additionally, revenues increased approximately $300,000 for a nitinol catheter product in the year ended June 30, 2007 from the prior year due to the product launch of a customer’s new product. Although the Company continues to work on new products, there can be delays in revenues from customers due to a slow validation process, product redesign or other factors. Looking forward to fiscal 2008, the Company anticipates that overall nitinol stent component revenues will experience some decline from their revenues in fiscal 2007. The reason for this decline relates primarily to an anticipated reduction in shipments of tube-based stent components to our largest customer because of a potential reduction of the customer’s shipments and the customer’s desire for a “second source.” The Company anticipates that the decline in mature stent product revenues will be offset by increased revenues from a combination of customer funded research and development projects and new products in both the Nitinol Products Segment and the Polymer Products Segment.

Costs and Expenses. Cost of revenues increased $2,872,000, or 9%, to $35,087,000 in the year ended June 30, 2007 from $32,215,000 in fiscal 2006. The increase was due primarily to unfavorable production variances as a result of lower production volumes combined with higher spending on personnel and new equipment to support future growth. The Nitinol Products Segment operated at a lower gross margin in the year ended June 30, 2007 than in fiscal 2006 primarily due to contractual sales price reductions on established products and these unfavorable production variances. Additionally, there was a shift in the product mix of shipments towards those products with lower margins from those with higher gross margins, such as nitinol superelastic tube. The Polymer Products Segment’s gross margin continues to be higher than the gross margin of the Nitinol Products Segment. However, the Polymer Products Segment’s gross margin also was lower in the year ended June 30, 2007 compared to the prior year. It decreased to 36.1% of revenues in the year ended June 30, 2007 from 44.4% in fiscal 2006 as the segment experienced a decline in revenues from some of its higher margin products and it experienced higher production costs with flat production volumes. Since the November 2004 acquisition of Putnam Plastics, the Company has invested in personnel and equipment to provide new capabilities and capacity to support the anticipated growth of the Polymer Products Segment.

As a result of these factors, the Company’s consolidated gross profit decreased from 38.7% in fiscal 2006 to 32.1% in the year ended June 30, 2007. See the table in the beginning of this section for additional information on the results of the business segments. The Company’s ability to maintain or grow its gross profit margin is dependent on several factors. One is the product mix of the Company’s shipments, which can be affected by customer requirements, capacity of specific product lines and general timing. Another is the success of the Company in securing sufficient business to absorb plant overhead, particularly in the high margin nitinol tube business. A third is developing successful new products to offset the pricing pressures on older generation technology. In fiscal 2008, an anticipated reduction from prior year levels in shipments of tube-based stent components will make it difficult to maintain gross profits in the Nitinol Products Segment. The Company continues to invest in the manufacturing operations of its Polymer Products Segment, including staff, equipment, and systems to grow the segment’s revenues over the next several years. These investments are expected to continue for the foreseeable future and may have the effect of reducing profitability, particularly in the short term, of the Polymer Products Segment.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets increased $288,000, or 2%, to $15,282,000 in the year ended June 30, 2007, compared to $14,994,000 in fiscal 2006. However, the operating expenses in fiscal 2006 included $1,130,000 of separation charges related to the retirement of the Company’s former Chief Executive Officer. Therefore, excluding the separation charges in fiscal 2006, the operating expenses in fiscal 2006 were $13,864,000 and approximately 10% less than in fiscal 2007. The increase in operating expenses, exclusive of the separation charges, in the year ended June 30, 2007 primarily was due to increased administration costs related to litigation costs and professional fees for legal and accounting services. The increased professional fees for accounting services are related to the Company preparing for the implementation of Sarbanes-Oxley Section 404 compliance requirements in fiscal 2008. Offsetting a portion of these increased operating expenses was a decrease in the incentive compensation expense in the year ended June 30, 2007 as compared to the prior year. This decrease was due to the non-achievement of the financial targets pursuant to the incentive compensation plan. Total operating expenses as a percentage of revenues were 29.6% in the year ended June 30, 2007 and 28.5% in fiscal 2006. Excluding the $1,130,000 of separation charges in fiscal 2006, total operating expenses as a percentage of revenues were 29.6% and 26.4% in fiscal 2007 and fiscal 2006, respectively. The Company expects operating expenses to increase slightly in fiscal 2008 as the Company undertakes implementation of Sarbanes-Oxley Section 404 compliance requirements and as the Company incurs increased employee costs for compensation and benefits.

Nonoperating income and expenses. Loss on extinguishment of debt was $215,000 for the year ended June 30, 2007. This loss represented the write-off of $44,000 of unamortized deferred financing costs related to the March 26, 2007 prepayment of a portion of the bank credit facility, a $126,000 write-off of unamortized deferred financing costs, and the payment of a prepayment penalty of $45,000 in connection with the prepayment of subordinated debt on April 26, 2007.

Net interest expense decreased $419,000 to $644,000 in the year ended June 30, 2007 as compared to net interest expense of $1,063,000 in fiscal 2006. The change from year to year was comprised of a $136,000 increase in interest income and a decrease of $283,000 in interest expense. The interest income increased due to increased invested cash balances in the year ended June 30, 2007 compared to the prior year. Interest expense decreased primarily due to lower average outstanding debt balance, which was partially offset by a slight increase in the average interest rate in the year ended June 30, 2007 as compared to the prior fiscal year.

Income Taxes. The Company recorded a provision for income taxes of $132,000 for the year ended June 30, 2007, compared to a provision for income taxes of $1,643,000 for fiscal 2006. The decrease in the provision is the result of a decrease in the income before income taxes and the recognition of an extraterritorial income exclusion tax benefit related to export sales in the year ended June 30, 2007.  Included in the income tax provision was the exclusion of the deduction for the recording of the stock-based compensation relating to incentive stock options (“ISOs”) in both years. The Company may recognize some income tax benefit in the future related to compensation expenses on ISOs. The amount of income tax benefit recognized will be contingent upon the amount of options exercised, whether the exercise is a disqualifying disposition and the statutory income tax rate at the time of exercise, among other factors. The effective tax rate was 29% for the year ended June 30, 2007 as compared to 38% for fiscal 2006. The primary reason for the decrease in the effective tax rate is the amount of the extraterritorial income exclusion tax benefit and return to provision adjustments recognized relative to the income before income taxes for the year ended June 30, 2007.

Net Income. As a result of the factors discussed above, the Company recognized net income of $317,000 in the year ended June 30, 2007 compared to net income of $2,673,000 for fiscal 2006.

Year Ended June 30, 2006, compared to Year Ended June 30, 2005.

The following table compares revenues and gross margin by business segment for the years ended June 30, 2006 and 2005.

	Year Ended June 30,
	2006		2005		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues
Nitinol Products Segment	$37,015,000	70.4%	$36,987,000	82.2%	$28,000	0.1%
Polymer Products Segment	15,811,000	30.1	8,090,000	18.0	7,721,000	95.4%
Eliminations	(238,000)	(0.5)	(69,000)	(0.2)	(169,000)	244.9%
Total	$52,588,000	100.0%	$45,008,000	100.0%	$7,580,000	16.8%

Gross Profit
Nitinol Products Segment	$13,351,000	36.1%	$14,363,000	38.8%	$(1,012,000)	(7.1)%
Polymer Products Segment	7,022,000	44.4%	3,550,000	43.9%	3,472,000	97.8%
Total	$20,373,000	38.7%	$17,913,000	39.8%	$2,460,000	13.7%

The following table sets forth the consolidated statements of income for the years ended June 30, 2006 and 2005.

	Year ended June 30,
	2006		2005		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues	$52,588,000	100.0%	$45,008,000	100.0%	$7,580,000	16.8%
Cost of revenues	32,215,000	61.3	27,095,000	60.2	5,120,000	18.9%

Gross profit	20,373,000	38.7	17,913,000	39.8	2,460,000	13.7%

Operating expenses:
Research and development	2,016,000	3.8	1,923,000	4.3	93,000	4.8%
General, selling and administration	12,615,000	24.0	10,049,000	22.3	2,566,000	25.5%
Amortization of intangible assets	504,000	1.0	379,000	0.8	125,000	33.0%
Other	(141,000)	(0.3)	(60,000)	(0.1)	(81,000)	135.0%

	14,994,000	28.5	12,291,000	27.3	2,703,000	22.0%

Operating income	5,379,000	10.2	5,622,000	12.5	(243,000)	(4.3)%

Loss on extinguishment of debt	—	—	(182,000)	(0.4)	182,000	(100.0)%

Interest
Expense	(1,258,000)	(2.4)	(1,189,000)	(2.6)	(69,000)	5.8%
Income	195,000	0.4	157,000	0.3	38,000	24.2%

	(1,063,000)	(2.0)	(1,032,000)	(2.3)	(31,000)	3.0%

Income before income taxes	4,316,000	8.2	4,408,000	9.8	(92,000)	(2.1)%
Provision for income taxes	1,643,000	3.1	1,683,000	3.7	(40,000)	(2.4)%

Net income	$2,673,000	5.1%	$2,725,000	6.1%	$(52,000)	(1.9)%

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

Revenues for the Nitinol Products Segment increased slightly to $37,015,000 in the year ended June 30, 2006 from $36,987,000 during fiscal 2005. The revenue increase in the year ended June 30, 2006 compared to the year ended June 30, 2005 was primarily due to increased shipments of components utilized in general surgical applications of approximately $1,200,000, increased revenues of approximately $825,000 in superelastic tube, increased revenues from prototype development and research and development activities of approximately $975,000 and shipments of high pressure sealing plugs, which increased approximately $275,000 for the year ended June 30, 2006 compared with the similar period in fiscal 2005. Offsetting these increases were decreased shipments of nitinol laser cut tube-based and wire-based stent components, sold to the Company’s largest customer, which declined by approximately $2,500,000. The decrease in the tube-based stent components was due to an overall decline in the sales of the customer’s product and the loss of a portion of the customer’s business to a “second source.” The decrease in the wire-based stent components was caused primarily by shortages in acceptable raw material from one of the Company’s suppliers related to this product line that occurred during the first quarter and which were subsequently addressed, as well as competitive pressures. Additionally, the Nitinol Products Segment had lower sales in the year ended June 30, 2006 as compared to the year ended June 30, 2005 for arch wire of approximately $1,050,000 and microcoil and guidewire products, which decreased approximately $525,000.

Costs and Expenses. Cost of revenues increased $5,120,000, or 19%, to $32,215,000 in the year ended June 30, 2006 from $27,095,000 in the year ended June 30, 2005. The increase was due primarily to the inclusion of Putnam’s results of operations for twelve months in fiscal 2006, as compared to less than eight months in fiscal 2005. In fiscal 2006, Putnam recorded cost of revenues of $8,789,000. The Nitinol Products Segment operated at a slightly lower gross margin in the year ended June 30, 2006 (36.1%) than in fiscal 2005 (38.8%) primarily due to a shift in the product mix of shipments towards those products with higher per unit direct production costs in the area of general surgical applications. The Polymer Products Segment’s gross margin continues to be higher than the gross margin of the Nitinol Products Segment. The Polymer Products Segment’s gross margin increased slightly to 44.4% of revenues in the year ended June 30, 2006 from 43.9% in the year ended June 30, 2005 as the segment benefited from increased production volumes. Since the November 2004 acquisition of Putnam, the Company has invested in personnel and equipment to provide capacity to support the increased business of the Polymer Products Segment.

The Company experienced price pressure on several product lines and, during the year ended June 30, 2006, it continued to incur additional expense associated with the launch of a new guidewire product. In addition, stock-based compensation of $50,000 was charged to cost of revenues for the year ended June 30, 2006 due to the adoption of SFAS No. 123(R).

As a result of these factors, consolidated gross profit decreased from 39.8% in the year ended June 30, 2005 to 38.7% in the year ended June 30, 2006. See the table in the beginning of the section for additional information on the results of the business segments. The Company’s ability to maintain or grow its gross profit margin is dependent on several factors. One is the product mix of the Company’s shipments, which can be affected by customer requirements, capacity of specific product lines and general timing. Another is the success of the Company in securing sufficient business to absorb plant overhead, particularly high margin nitinol tube business. The Company continued to invest in the manufacturing operations at its Polymer Products Segment, including staff, equipment, and systems to grow the segment’s revenues over the next several years.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets increased $2,703,000, or 22%, to $14,994,000 in the year ended June 30, 2006, compared to $12,291,000 in the year ended June 30, 2005. The increase in operating expenses in the year ended June 30, 2006 was primarily as a result of the inclusion of Putnam’s results of operations for a full twelve months in fiscal 2006, as compared to less than eight months in fiscal 2005. Additionally, the operating expenses increased due to the $1,130,000 separation charges related to the retirement of the Company’s former Chief Executive Officer, the addition of engineering, administration and sales and marketing personnel, a full year’s amortization of intangible assets related to the Putnam Acquisition and marketing program initiatives undertaken in the year ended June 30, 2006. Further cost increases were also driven by the Company adopting SFAS No. 123(R) in the year ended June 30, 2006 and the related stock-based compensation charged to operating expenses of $314,000, the continuing increase in administration costs related to legal and accounting activities and higher personnel costs. Total operating expenses as a percentage of revenues increased from 27.3% in the year ended June 30, 2005 to 28.5% in the year ended June 30, 2006. Excluding the separation charges, operating expenses as a percentage of revenues were 26.4% in the year ended June 30, 2006.

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

Income Taxes. The Company recorded a provision for income taxes of $1,643,000 for the year ended June 30, 2006, compared to a provision of $1,683,000 for the year ended June 30, 2005. The decrease in the provision is the result of lower income before taxes and the recognition of an extraterritorial income exclusion tax benefit related to export sales in the year ended June 30, 2006. Offsetting a portion of the decrease in the income tax provision was the exclusion of the deduction for the recording of the stock-based compensation relating to ISOs in the year ended June 30, 2006. The Company may recognize some income tax benefit in the future related to compensation expenses on ISOs. The amount of income tax benefit recognized will be contingent upon the amount of options exercised, whether the exercise is a disqualifying disposition and the statutory income tax rate at the time of exercise, among other factors. The effective tax rate was 38% for the years ended June 30, 2006 and 2005.

Net Income. As a result of the factors discussed above, the Company’s net income decreased by $52,000, to $2,673,000 in the year ended June 30, 2006 compared to $2,725,000 for fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, the Company’s cash and cash equivalents balance was $2,401,000, a decrease of $4,564,000 from $6,965,000 at the start of fiscal 2007. This decrease in cash and cash equivalents was due primarily to cash used to prepay $5,154,000 of subordinated debt and $1,569,000 of bank debt. Additionally, the Company used $2,332,000 for capital expenditures. The use of cash for debt prepayments and capital expenditures was partially offset by cash provided by operations.

Net cash provided by operations was $5,411,000 for the year ended June 30, 2007, a decrease of $548,000 from $5,959,000 provided during fiscal 2006. This decrease was due principally to the $2,356,000 decrease in net income in fiscal 2007 as compared to fiscal 2006, which was partially offset by cash provided by the increased collection of accounts receivable. During the year ended June 30, 2007, there was a $1,875,000 decrease in accounts receivable as compared to a $2,305,000 increase during the prior year. The decrease in accounts receivable was due to an increased concentration on account management and cash collections during the year.

Net cash used in investing activities increased $321,000 to $2,327,000 for the year ended June 30, 2007 compared to $2,006,000 during fiscal 2006. In fiscal 2007 and 2006, the primary capital requirement was to fund additions to property, plant and equipment. Additionally, in the year ended June 30, 2006, the Company made payments of $829,000 in connection with the purchase of Putnam and the Company recorded a $1,500,000 increase in cash when its principal lender permanently waived the requirement for a cash collateral deposit.

During the year ended June 30, 2007, net cash used in financing activities was $7,648,000, which includes the prepayment of $5,154,000 of subordinated debt and $1,569,000 of bank debt, along with the second annual $833,000 installment on the deferred payment for the Putnam Acquisition and the scheduled principal payments on bank debt, offset by the proceeds from the issuance of common stock from the exercise of stock options and warrants of $1,015,000. During the year ended June 30, 2006, net cash used in financing activities was $1,129,000, which included the $833,000 installment on the deferred payment for the Putnam Acquisition and the pay-down of the note payable to Webster Business Credit Corporation of $1,297,000, offset by the proceeds from notes payable of $388,000 and the issuance of common stock from the exercise of stock options and warrants of $621,000.

Working capital at June 30, 2007 was $10,235,000, a decrease of $4,142,000 from $14,377,000 at June 30, 2006. The decrease in working capital primarily is a result of the prepayment of $5,154,000 of subordinated debt and $1,569,000 of bank debt, which were partially offset by the net cash provided by operations.

In fiscal 2007 and 2006, the primary capital requirements were to fund capital expenditures and principal payments on notes payable.

In connection with the Putnam Acquisition on November 9, 2004, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”). The Webster Agreement included a term loan facility consisting of a five year term loan of $1.9 million (the “Five Year Term”) and a three year term loan of $2.5 million (the “Three Year Term”), collectively (the “Term Loan Facility”). On March 26, 2007, the Company prepaid the principal amounts outstanding on the Term Loan Facility. The amount paid was $1,569,000. In connection with the prepayment of the Term Loan Facility, the Company recorded a loss on the extinguishment of debt of $44,000, which represented the write-off of unamortized deferred financing costs. Both term loans were repayable in equal monthly installments with the additional requirement that, under the Three Year Term, a prepayment of 50% of excess cash flow, as defined, be made annually within 90 days of the Company’s fiscal year end. The excess cash flow prepayment requirement had been waived by Webster Business Credit Corporation for fiscal 2006 and 2005. Interest under the Five Year Term was based upon, at the Company’s option, LIBOR plus 2.50% effective December 31, 2006, previously it was LIBOR plus 2.75%, or the alternate base rate, as defined, plus 0.25%. Interest under the Three Year Term was based upon, at the Company’s option, LIBOR plus 3.50% effective December 31, 2006, previously it was LIBOR plus 3.75%, or the alternate base rate, as defined, plus 1.25%. Borrowings under the Term Loan Facility were used to repay approximately $1.4 million in outstanding borrowings under the previous facility with Webster Bank and to partially fund the Putnam Acquisition.

The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. As of June 30, 2007, there were no amounts outstanding under the revolving line of credit. Additionally, the Webster Agreement includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2005 at the same financing terms as the Five Year Term. As of November 9, 2005, $1,000,000 of the outstanding amount under the equipment line was converted to a term loan, payable monthly, based on a seven year amortization schedule, but with a balloon payment of the then unpaid balance due November 9, 2009. On December 21, 2005, the Webster Agreement was amended to provide an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2006 on the same financing terms as the Five Year Term. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

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

Additional financing for the Putnam Acquisition was obtained on November 9, 2004 from Brookside Pecks Capital Partners, L.P. and Ironbridge Mezzanine Fund, L.P. in the form of a $7.0 million subordinated loan due November 9, 2010 (the “Subordinated Loan”). The interest rate on the Subordinated Loan was 16.5%, of which 12% was payable quarterly with the remaining 4.5% payable in additional promissory notes having identical terms as the Subordinated Loan. Originally, the interest rate was 17.5%, with 5.5% payable in additional promissory notes, but was reduced during fiscal 2006 because the Company achieved certain pretax income thresholds in fiscal 2005 and it was reduced in fiscal 2007 at the discretion of the lender. On April 26, 2007, the Company prepaid the outstanding balance on the Subordinated Loan. The amount prepaid was $5,154,000. In connection with the prepayment of the Subordinated Loan, the Company recorded a loss on the extinguishment of debt of $171,000 representing the write-off of $126,000 of unamortized deferred financing costs and a cash prepayment penalty of $45,000. The total of $171,000 is included in the loss on extinguishment of debt on the consolidated statement of income for the year ended June 30, 2007.

In June 2005, the Company made a payment of $2.5 million against the Subordinated Loan which resulted in a 3% prepayment penalty of $75,000 and, as a result of the prepayment, the Company wrote-off $107,000 of unamortized deferred financing costs. The total of $182,000 is included in the loss on extinguishment of debt on the consolidated statement of income for the year ended June 30, 2005.

The remaining financing for the Putnam Acquisition was provided for by cash on hand and $2,500,000 in deferred payments. The deferred payments are non-interest bearing and are required to be paid to the seller in three equal annual installments. The first and second of these installments of $833,000 were paid on November 9, 2005 and 2006, respectively.

On August 24, 2004, the Company entered into a joint development program (the “Agreement”) with Biomer Technology Limited (“Biomer”), a privately owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Under the terms of the Agreement, the Company made a $400,000 initial investment in Biomer in the form of a 2% unsecured convertible promissory note (the “Note”). Interest on the Note was payable upon conversion, or upon repayment of the Note. Under the terms of the Note, the Note plus accrued interest was to be converted into ordinary shares of Biomer stock upon the occurrence of the earlier of, as defined, the successful completion of the joint development program, an additional equity financing of Biomer, the sale of Biomer, or December 31, 2005. On October 5, 2005, Biomer completed an equity financing which triggered conversion of the Note into 37,860 ordinary shares of Biomer stock. The amount of the Company’s initial investment and accrued interest of $409,000 were converted to an investment as of October 5, 2005 which, since the Company does not have a controlling ownership interest or significant influence over Biomer’s financial reporting or operations, has been accounted for on the cost basis.

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

On November 6, 2006, the Company entered into a licensing agreement with Biomer for the exclusive worldwide license to a biocompatible coating technology with potential drug-eluting capabilities for use on Nitinol stents. The agreement also requires the Company to sponsor a pre-clinical evaluation using Biomer’s passive coatings on a self-expanding Nitinol stent platform. The agreement requires the Company to pay $305,000 for the pre-clinical evaluation and Biomer’s management over the course of the evaluation. On December 23, 2006, the Company paid $153,000 to Biomer, as required by the agreement. This $153,000 was recorded in Prepaid Expenses and Other Current Assets. The remaining $152,000 is payable after pre-clinical evaluation has been completed and Biomer has issued its report thereon to the Company. The $305,000 is being charged to Research and Development Expense as the pre-clinical evaluation is conducted. The pre-clinical evaluation began in June 2007 and the Company recognized Research and Development expense of $38,000 in fiscal 2007. At June 30, 2007, $115,000 has been recorded in Prepaid Expenses and Other Current Assets.

The Company has requirements to fund plant and equipment projects to support the expected increased sales volume of shape memory alloys and extruded-polymer products during fiscal 2008 and beyond. The Company estimates that it will invest between $3.0 million and $3.5 million in capital equipment and facility improvements during fiscal 2008. The Company expects that it will be able to finance these expenditures through a combination of existing working capital, cash flows generated through operations and increased borrowings (including equipment financing). The largest risk to the liquidity of the Company would be an event that caused an interruption of cash flow generated through operations, because such an event could also have a negative impact on the Company’s ability to access credit. The Company’s current dependence on a limited number of products and customers represents the greatest risk to operations.

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

Related Party Transactions

Following the Putnam Acquisition, the Company entered into agreements with the sole shareholder of Putnam Plastics Corporation, who is now an executive officer of Memry and serves on the Board of Directors, and continued a supply arrangement with a corporation in which he is a 50% owner. Also, in November 2004, in conjunction with the Putnam Acquisition, the Company signed a lease for Putnam’s manufacturing facility located in Dayville, Connecticut in which the sole shareholder of Putnam Plastics Corporation is the lessor. The term of the lease is from November 10, 2004 to November 30, 2009 with renewal options to extend the term for thirty months. The monthly rent was based on an independent appraisal and is $18,000. In addition, the Company is leasing 2,012 square feet of warehousing space from the sole shareholder of Putnam Plastics Corporation on a month-to-month basis. Total rent paid to the sole shareholder of Putnam Plastics Corporation was $228,000 during the year ended June 30, 2007. The sole shareholder of Putnam Plastics Corporation also is a 50% shareholder of a company that is a supplier and customer of Putnam. Purchases from and sales to this company were $502,000 and $1,000, respectively, during the year ended June 30, 2007.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon the Company’s financial condition or results of operations.

Contractual Obligations

Presented below is a summary of contractual obligations as of June 30, 2007. See Notes 10 and 14 to the consolidated financial statements for additional information regarding long-term debt and operating lease obligations, respectively.

	Payment due by date (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$1,749	$1,045	$704	$—	$—
Operating lease obligations	3,204	1,156	1,246	802	—
Total	$4,953	$2,201	$1,950	$802	$—

Long-term debt obligations include expected interest payments. Interest is calculated using fixed interest rates for indebtedness that has fixed rates and the rates in effect at June 30, 2007 for indebtedness that has variable rates.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the interpretation effective July 1, 2007, the first quarter of its 2008 fiscal year. The Company does not believe that the adoption of FIN 48 will have a material impact on its financial statements.

FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K that are not historical fact, as well as certain information incorporated herein by reference, constitute “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties and often depend on assumptions, data or methods that may be incorrect or imprecise. The Company’s future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, those discussed below and the other risks detailed in Item 1A. herein and in the Company’s other subsequent reports filed with the Securities and Exchange Commission.

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

•	the sourcing decisions of large customers, which represent a significant portion of our revenues

•	efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales

•	changes in governmental laws, regulations and accounting standards and the enforcement thereof that may be adverse to us

•	the impact of litigation and claims made against us, including the current series of counterclaims made by Kentucky Oil, NV and the possible results of settlement negotiations

•	other legal factors including environmental concerns

•	agency or government actions or investigations affecting the industry in general or us in particular

•	the trend of regulatory agencies to recommend that medical device companies have multiple suppliers of critical components

•	changes in business strategy or development plans

•	business acquisitions, dispositions, discontinuations or restructurings

•	the continued integration of Putnam

•	availability, terms and deployment of capital

•	economic factors over which we have no control, including changes in inflation and interest rates

•	the developing nature of the market for our products and technological change

•	intensifying competition in the shape memory alloy and specialty polymer-extrusion fields

•	success of operating initiatives

•	operating costs

•	advertising and promotional efforts

•	the existence of adverse publicity

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

We are also subject to interest rate risk on our $0.8 million notes payable with Webster Business Credit Corporation at June 30, 2007. Interest on the notes payable is variable based on LIBOR or an alternate base, as defined. We do not believe that an increase or decrease of 10% in the effective interest rate on the notes payable would have a material effect on our future results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the report of the independent registered public accounting firm thereon are set forth on pages F-1 through F-23 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

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

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this Item will be contained in the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2007, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in this Item will be contained in the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2007, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item will be contained in the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2007, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this Item will be contained in the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2007, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this Item will be contained in the Company’s Definitive Proxy Statement to be filed with the Commission within 120 days after June 30, 2007, and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)
Financial Statements: Report of Independent Registered Public Accounting Firm; Consolidated Balance Sheets as of June 30, 2007 and 2006; Consolidated Statements of Income for the Years Ended June 30, 2007, 2006, and 2005; Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2007, 2006, and 2005; and Consolidated Statements of Cash Flows for the Years Ended June 30, 2007, 2006 and 2005; and Notes to the Consolidated Financial Statements.

(2)	Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibit List

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement dated November 9, 2004, among the Company, Putnam Plastics Corporation and Mr. James Dandeneau	(16)

3.1	Certificate of Incorporation of the Company, as amended	(7)

3.2	Amendment to Certificate of Incorporation of the Company, as amended	(31)

3.3	By-Laws of the Company, as amended	(2)

3.4	Amendment Number 1 to By-Laws of the Company, as amended	(6)

3.5	Amendment Number 2 to By-Laws of the Company, as amended	(22)

4.1	Warrant No. 03-01 to Purchase Common Stock of the Company, dated April 10, 2003, issued to Trautman Wasserman & Co., Inc.	(10)

4.2	Warrant No. 03-02 to Purchase Common Stock of the Company, dated July 1, 2003, issued to Trautman Wasserman & Co., Inc.	(12)

4.3	Warrant No. 03-03 to Purchase Common Stock of the Company, dated October 1, 2003, issued to Trautman Wasserman & Co., Inc.	(13)

4.4	Warrant No. 03-04 to Purchase Common Stock of the Company, dated January 1, 2004, issued to Trautman Wasserman & Co., Inc.	(14)

10.1	Convertible Subordinated Debenture Purchase Agreement, dated as of December 22, 1994, between the Company and CII	(1)

10.2	Memry Corporation Stock Option Plan, as amended	*(3)

10.3	Amended and Restated Tinel-Lock Supply Agreement, dated as of February 19, 1997, and effective as of December 20, 1996, between the Company and Raychem Corporation	(4)

10.4	Memry Corporation’s Amended and Restated 1997 Long-Term Incentive Plan, as amended as of December 8, 2004	*(17)

10.5	Form of Nontransferable Incentive Stock Option Agreement under the 1997 Plan	*(5)

10.6	Form of Nontransferable Non-Qualified Stock Option Agreement under the 1997 Plan	*(24)

10.7	Sublease, dated February 3, 2000, by and between the Company and Pacific Financial Printing	(7)

10.8	Lease, dated February 8, 2001, between Berkshire Industrial Corporation and the Company	(8)

10.9	Business Park Lease, dated August 27, 2001, between 4065 Associates, L.P. and the Company, together with Agreement to Defer Certain Work, dated August 27, 2001, by and between 4065 Associates, L.P. and the Company	(8)

10.10	Amendment to Lease, dated November 6, 2001, between 4065 Associates L.P. and Memry Corporation, with Amendment to Agreement, dated November 6, 2001, by and between 4065 Associates L.P. and the Company	(9)

10.11	Sublease extension, dated September 2, 2003, by and between the Company and Pacific Financial Printing	(11)

10.12	Amendment to Lease, dated July 24, 2003, between 4065 Associates L.P. and the Company, with Second Amendment to Agreement, dated July 24, 2003, by and between 4065 Associates L.P. and the Company	(11)

10.13	Master Supply Agreement, date June 13, 2003, by and between Medtronic, Inc. and the Company	(11)

10.14	Amendment to Supply Agreement dated June 13, 2006 by and between Medtronic, Inc. and the Company	(25)

10.15	Agreement, dated as of January 30, 2003, by and between the Company and United States Surgical, Division of Tyco Healthcare Group, LP	+(11)

10.16	Amended and Restated Employment Agreement, dated as of April 28, 2006, between Dean Tulumaris and the Company	*(31)

10.17	Amended and Restated Employment Agreement, dated as of March 1, 2003, between Ming Wu and the Company	*(12)

10.18	Second Amended and Restated Commercial Revolving Loan, Term Loan, Line of Credit and Security Agreement, dated as of January 30, 2004, between the Company and Webster Bank.	(14)

10.19	Revolving Credit Note dated November 9, 2004 made by the Company to the order of Webster Business Credit Corporation	(16)

10.20	Capital Expenditure Note dated November 9, 2004 made by the Company to the order of Webster Business Credit Corporation	(16)

10.21	Credit and Security Agreement dated as of November 9, 2004 between the Company as borrower and Webster Business Credit Corporation as lender	(16)

10.22	Sublease extension, dated June 16, 2004, by and among the Company, Pacific Financial Printing and Albert Gounod	(15)

10.23	Amended and Restated Employment Agreement, dated as of July 21, 2004, between Robert P. Belcher and the Company.	*(15)

10.24	Amendment Number 1 to the Amended and Restated Employment Agreement dated January 19, 2006 between Robert P. Belcher and the Company.	*(21)

10.25	Amendment Number 2 to the Amended and Restated Employment Agreement dated April 13, 2006 between Robert P. Belcher and the Company.	*(31)

10.26	Employment Agreement, dated as of September 8, 2004, between James G. Binch and the Company.	*(15)

10.27	Separation Agreement, dated December 9, 2005, between the Company and James G. Binch.	*(20)

10.28	Commercial Lease Agreement dated as of November 9, 2004 between James V. Dandeneau, as lessor, and MPAV Acquisition LLC, as lessee	(16)

10.29	Term Loan A Note dated November 9, 2004 made by the Company to the order of Webster Business Credit Corporation	(16)

10.30	Term Loan B Note dated November 9, 2004 made by the Company to the order of Webster Business Credit Corporation	(16)

10.31	Guaranty Agreement dated of as November 9, 2004 made by MPAV Acquisition LLC in favor of Webster Business Credit Corporation	(16)

10.32	Subordinated Loan Agreement dated as of November 9, 2004 among the Company and MPAV Acquisition LLC, as borrowers, and Ironbridge Mezzanine Fund, L.P. and Brookside Pecks Capital Partners, L.P., as lenders	(16)

10.33	Subordinated Promissory Note dated November 9, 2004 made by the Company and MPAV Acquisition LLC, jointly and severally, to the order of Brookside Pecks Capital Partners, L.P.	(16)

10.34	Subordinated Promissory Note dated November 9, 2004 made by the Company and MPAV Acquisition LLC, jointly and severally, to the order of Ironbridge Mezzanine Fund, L.P.	(16)

10.35	Standard Industrial/Commercial Single-Tenant Lease — Net dated as of December 1, 2004 between Albert M. Gounod and the Company	(16)

10.36	Summary of Additional Compensation for Non-Management Chairs of the Board of Directors and Board Committees of Memry Corporation, as approved on December 8, 2004	*(18)

10.37	Supply Agreement, dated as of November 9, 2004, by and between MPAV Acquisition LLC and Foster Corporation.	(19)

10.38	Employment Agreement, dated as of November 9, 2004, between James Dandeneau and Putnam Plastics Company LLC.	*(19)

10.39	Employment Agreement, dated August 14, 2006, between the Company and Richard F. Sowerby.	*(31)

10.40	Master Supply Agreement, effective August 1, 2006, by and between the Company and Medtronic, Inc.	(26)

10.41	Agreement, dated as of January 16, 2006, by and between the Company and United States Surgical, Division of Tyco Healthcare Group LP	(22)

10.42	First Amendment Agreement dated as of November 9, 2005 by and between the Company (“Borrower”) and Webster Business Credit Corporation (“Lender”), amending a certain Credit and Security Agreement dated as of November 9, 2004 by and between Borrower and Lender.	(23)

10.43	Second Amendment Agreement dated as of December 21, 2005 by and between the Company (“Borrower”) and Webster Business Credit Corporation (“Lender”), amending a certain Credit and Security Agreement dated as of November 9, 2004 by and between Borrower and Lender.	(23)

10.44	Third Amendment Agreement dated as of December 5, 2006 by and between the Company (“Borrower”) and Webster Business Credit Corporation (“Lender”), amending a certain Credit and Security Agreement dated as of November 9, 2004 by and between Borrower and Lender.	(32)

10.45	Fourth Amendment Agreement dated as of March 28, 2007 by and between the Company (“Borrower”) and Webster Business Credit Corporation (“Lender”), amending a certain Credit and Security Agreement dated as of November 9, 2004 by and between Borrower and Lender.	(29)

10.46	Memry Corporation 2006 Long-Term Incentive Plan	*(27)

10.47	Form of Nontransferable Non-Qualified Stock Option Agreement under the 2006 Plan for Employees	*(28)

10.48	Form of Nontransferable Stock Option Agreement under the 2006 Plan for Non-Employee Directors	*(28)

10.49	Agreement for Stock Option Extension, dated September 22, 2006 between the Company and Dr. Ming H. Wu	*(30)

10.50	First Amendment to Subordindated Loan Agreement, dated as of March 29, 2007, by and among the Company, Putnam Plastics Company, LLC, Ironbridge Mezzanine Fund, L.P., and Brookside Pecks Capital Partners, L.P.	(29)

21.1	Information regarding Subsidiaries	(32)

23.1	Consent of Deloitte & Touche LLP	(32)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	(32)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	(32)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(32)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(32)

*	Management contract or compensatory plan or arrangement.

+
Certain confidential portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, dated April 6, 2004.

(1)
Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed with the Commission on November 8, 1994, as amended by Amendment No. 1 filed with the Commission on January 17, 1995.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, as amended.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1996.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, as amended.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1997.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, as amended by Amendment No. 1 thereto.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 12, 2004.

(17)	Incorporated by reference to the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 28, 2004

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 14, 2004.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 14, 2005.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 24, 2006.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 9, 2006.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005.

(24)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on October 28, 2005.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 20, 2006.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 10, 2006.

(27)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement, filed on October 23, 2006.

(28)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed on March 30, 2007.

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 30, 2007.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 25, 2006.

(31)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

(32)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 21, 2007

MEMRY CORPORATION

By:	/s/ ROBERT P. BELCHER
Robert P. Belcher
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHEL DE BEAUMONT	Director	September 21, 2007
Michel de Beaumont
/s/ ROBERT P. BELCHER	Chief Executive Officer	September 21, 2007
Robert P. Belcher	(Principal Executive Officer) and Director
/s/ KEMPTON J. COADY, III	Director	September 21, 2007
Kempton J. Coady, III
/s/ JAMES V. DANDENEAU	Director	September 21, 2007
James V. Dandeneau
/s/ CARMEN L. DIERSEN	Director	September 21, 2007
Carmen L. Diersen
/s/ W. ANDREW KRUSEN, JR.	Director	September 21, 2007
W. Andrew Krusen, Jr.
/s/ FRANCOIS MARCHAL	Director	September 21, 2007
Francois Marchal

/s/ EDWIN SNAPE	Chairman	September 21, 2007
Edwin Snape
/s/ RICHARD F. SOWERBY	Chief Financial Officer and Treasurer	September 21, 2007
Richard F. Sowerby	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Memry Corporation
Bethel, Connecticut

We have audited the accompanying consolidated balance sheets of Memry Corporation and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, on July 1, 2005, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ Deloitte & Touche LLP

Stamford, Connecticut
September 20, 2007

MEMRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and 2006

	2007	2006
Assets
Current assets
Cash and cash equivalents	$2,401,000	$6,965,000
Accounts receivable, net	6,312,000	8,156,000
Inventories	6,230,000	5,418,000
Deferred tax assets	1,537,000	1,663,000
Prepaid expenses and other current assets	381,000	41,000
Total current assets	16,861,000	22,243,000
Property, plant and equipment, net	8,817,000	8,996,000

Other assets
Intangible assets, net	6,500,000	7,171,000
Goodwill	14,146,000	14,146,000
Deferred financing costs, less accumulated amortization of $102,000 and $184,000 at June 30, 2007 and 2006, respectively	89,000	355,000
Deferred tax assets	1,769,000	1,821,000
Investment	409,000	409,000
Deposits and other assets	155,000	159,000
Total other assets	23,068,000	24,061,000
Total assets	$48,746,000	$55,300,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$5,606,000	$5,478,000
Notes payable	970,000	2,173,000
Income tax payable	50,000	215,000
Total current liabilities	6,626,000	7,866,000
Notes payable, less current maturities	645,000	7,818,000
Other non-current liabilities	125,000	116,000
Commitments and contingencies (See Notes)
Stockholders’ equity
Common stock, $0.01 par value, 60,000,000 shares authorized; 29,851,870 and 29,077,486 shares issued and outstanding at June 30, 2007 and 2006, respectively	299,000	291,000
Additional paid-in capital	56,471,000	54,946,000
Accumulated deficit	(15,420,000)	(15,737,000)
Total stockholders’ equity	41,350,000	39,500,000
Total liabilities and stockholders’ equity	$48,746,000	$55,300,000

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 2007, 2006 and 2005

	2007	2006	2005
Revenues	$51,677,000	$52,588,000	$45,008,000
Cost of revenues	35,087,000	32,215,000	27,095,000
Gross profit	16,590,000	20,373,000	17,913,000
Operating expenses
Research and development	1,645,000	2,016,000	1,923,000
General, selling and administration	13,205,000	12,615,000	10,049,000
Amortization of intangible assets	504,000	504,000	379,000
Other	(72,000)	(141,000)	(60,000)
	15,282,000	14,994,000	12,291,000
Operating income	1,308,000	5,379,000	5,622,000
Loss on extinguishment of debt	(215,000)	—	(182,000)
Interest
Expense	(975,000)	(1,258,000)	(1,189,000)
Income	331,000	195,000	157,000
	(644,000)	(1,063,000)	(1,032,000)
Income before income taxes	449,000	4,316,000	4,408,000
Provision for income taxes	132,000	1,643,000	1,683,000
Net income	$317,000	$2,673,000	$2,725,000
Net income per common share
Basic	$0.01	$0.09	$0.10
Diluted	$0.01	$0.09	$0.10
Weighted average common shares used in calculation
Basic	29,572,975	28,788,594	27,496,849
Diluted	29,955,096	29,507,780	28,262,721

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended June 30, 2007, 2006 and 2005

	Common Stock		Additional
	Shares Issued	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, July 1, 2004	25,570,419	$256,000	$49,103,000	$(21,135,000)	$28,224,000
Issuance of common stock	153,029	1,000	249,000	—	250,000
Issuance of restricted common stock in conjunction with acquisition	2,857,143	29,000	4,541,000	—	4,570,000
Net income	—	—	—	2,725,000	2,725,000
Balance, June 30, 2005	28,580,591	286,000	53,893,000	(18,410,000)	35,769,000
Issuance of common stock	496,895	5,000	689,000	—	694,000
Stock-based compensation	—	—	364,000	—	364,000
Net income	—	—	—	2,673,000	2,673,000
Balance, June 30, 2006	29,077,486	291,000	54,946,000	(15,737,000)	39,500,000
Issuance of common stock	774,384	8,000	1,078,000	—	1,086,000
Stock-based compensation	—	—	447,000	—	447,000
Net income	—	—	—	317,000	317,000
Balance, June 30, 2007	29,851,870	$299,000	$56,471,000	$(15,420,000)	$41,350,000

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2007, 2006 and 2005

	2007	2006	2005
Cash Flows From Operating Activities
Net income	$317,000	$2,673,000	$2,725,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for doubtful accounts	(37,000)	1,000	36,000
Depreciation and amortization	3,160,000	2,912,000	2,574,000
Loss (gain) from sale or write off of equipment	75,000	109,000	(10,000)
Deferred income taxes	178,000	1,415,000	1,251,000
Stock-based compensation	519,000	436,000	78,000
Accreted interest on note receivable	—	(2,000)	(7,000)
Accreted interest on notes payable	252,000	330,000	336,000
Loss on extinguishment of debt, non-cash portion	170,000	—	107,000
Change in operating assets and liabilities (net of business acquisition):
Accounts receivable	1,875,000	(2,305,000)	(430,000)
Inventories	(812,000)	(470,000)	(1,026,000)
Prepaid expenses and other current assets	(263,000)	247,000	(129,000)
Deposits and other assets	4,000	(11,000)	45,000
Accounts payable and accrued expenses	138,000	613,000	1,460,000
Income taxes payable	(165,000)	11,000	142,000
Net cash provided by operating activities	5,411,000	5,959,000	7,152,000
Cash Flows From Investing Activities
Capital expenditures	(2,332,000)	(2,683,000)	(2,095,000)
Note receivable	—	—	(400,000)
Payments in connection with business acquisition	—	(829,000)	(18,245,000)
Cash collateral deposits	—	1,500,000	(1,500,000)
Proceeds from sale of equipment	5,000	6,000	10,000
Net cash used in investing activities	(2,327,000)	(2,006,000)	(22,230,000)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	1,015,000	621,000	172,000
Proceeds from notes payable	—	—	11,400,000
Principal payments on notes payable	(8,663,000)	(2,138,000)	(4,681,000)
Financing costs	—	—	(659,000)
Proceeds from equipment line of credit	—	388,000	612,000
Principal payments on capital lease obligations	—	—	(29,000)
Net cash provided by (used in) financing activities	(7,648,000)	(1,129,000)	6,815,000
Increase (decrease) in cash and cash equivalents	(4,564,000)	2,824,000	(8,263,000)
Cash and cash equivalents, beginning of year	6,965,000	4,141,000	12,404,000
Cash and cash equivalents, end of year	$2,401,000	$6,965,000	$4,141,000
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$742,000	$904,000	$721,000
Cash payments for income taxes	$155,000	$235,000	$272,000
Supplemental Schedule of Noncash Items
Conversion of note receivable to investment	$—	$409,000	$—
Recognition of asset retirement obligation	$—	$92,000	$—
Capital lease obligation incurred	$35,000	$—	$—
Business Acquisition
Fair value of assets acquired, including goodwill		$200,000	$25,807,000
Cash paid		(829,000)	(18,245,000)
Accrued purchase price payments		629,000	(629,000)
Fair value of restricted common stock issued		—	(4,570,000)
Present value of deferred payment		—	(2,228,000)
Liabilities assumed		$—	$135,000

See Notes to Consolidated Financial Statements.

MEMRY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2007, 2006 and 2005

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of business

Memry Corporation, a Delaware corporation incorporated in 1981, and its subsidiaries (collectively the “Company”), are engaged in the business of developing, manufacturing and marketing products and components that are sold primarily to the medical device industry. The Company utilizes shape memory alloys (“SMAs”) and extruded polymers in the production of most of its products. The results of operations of Putnam Plastics Company LLC (“Putnam Plastics Company”) have been included in the consolidated statements of income from the November 9, 2004 date of acquisition of substantially all of the assets and assumed selected liabilities of Putnam Plastics Corporation (the “Putnam Acquisition”). The term “Putnam” is used herein to refer to the business operated by Putnam Plastics Corporation prior to the Putnam Acquisition and Putnam Plastics Company thereafter. See Note 2.

Accounting estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the accounts of Memry Corporation and its wholly-owned subsidiaries, Putnam Plastics Company and Memry Holdings, S.A. Putnam Plastics Company was established to complete the Putnam Acquisition. Memry Holdings, S.A. is an inactive holding company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Restatements

For years prior to July 1, 2006, the Company classified legal costs incurred for litigating, registering and maintaining patents as research and development expense. Commencing July 1, 2006, the Company began classifying such costs as general, selling and administration expense. For the years ended June 30, 2006 and 2005, the Company has restated the consolidated financial statements to correct this error by $270,000 and $478,000, respectively, of such costs from research and development expense to general, selling and administration expense. There was no effect on operating income as a result of this restatement.

For years prior to July 1, 2006, the Company classified certain customer reimbursements and other items as other income. Commencing July 1, 2006, the Company began classifying such amounts as other operating expenses. For the years ended June 30, 2006 and 2005, the Company has restated its consolidated financial statements to correct this error by $141,000 and $60,000, respectively, of such amounts from other income to other operating expenses. There was no effect on net income as a result of this restatement.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. During the years ended June 30, 2007 and 2006, the Company had cash deposits in excess of FDIC insured limits at various banks. The Company has not experienced any losses from such excess deposits.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of acquired businesses. The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill not be amortized, but subjected to an impairment test on an annual basis or when facts and circumstances suggest such assets may be impaired. The Company has completed its impairment tests for the years ended June 30, 2007, 2006 and 2005, which did not result in an indication of impairment. All of the $14,146,000 of goodwill at June 30, 2007 is deductible for income tax purposes.

Revenue recognition

Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Transfer of title and risk of ownership occurs upon shipment of product. Certain revenues are earned in connection with research and development grants and contracts, which are principally with various governmental agencies. Such revenues are recognized when services are rendered. Some of the Company’s research and development projects are customer-sponsored and typically provide the Company with the production rights or pay a royalty to the Company if a commercially viable product results. Such revenues are recognized as indicated above. Revenues from research and development activities were $5,105,000, $4,233,000 and $2,663,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Property, plant and equipment

Property, plant and equipment are stated at cost. Expenditures for major renewals and improvements are capitalized, while expenditures for maintenance and repairs not expected to extend the life of an asset beyond its normal useful life are charged to expense when incurred. Interest costs incurred during the construction of property, plant and equipment are capitalized and included as part of the cost of the asset. Interest costs capitalized during the years ended June 30, 2007, 2006 and 2005 were $93,000, $87,000 and $25,000, respectively. Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of the assets are as follows:

Years
Furniture and fixtures	5-10
Tooling and equipment	3-10
Office equipment	3-5

Leasehold improvements are amortized over the term of the lease or the improvement’s estimated useful life, if shorter.

Deferred financing costs

Costs incurred in obtaining financing are capitalized and amortized over the term of the related debt. Deferred financing costs related to debt that is retired early is expensed at the time of retirement. Amortization of deferred financing costs was $96,000, $110,000 and $138,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

401(k) plan

The Company maintains a 401(k) profit sharing and savings plan for the benefit of substantially all of its employees. The Plan provides for contributions by the Company in such amounts as provided by the terms of the Plan. Contributions were $438,000, $435,000 and $280,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Research and development expense

Research and development costs are expensed as incurred. The Company incurs research and development expenses for purposes of developing its own future products. Such costs are included in operating expenses. The Company also incurs research and development expenses that are funded by customers pursuant to customer arrangements. Such costs are included in cost of revenues and were $4,959,000, $4,753,000 and $3,415,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Shipping and handling costs

Shipping and handling costs associated with outbound freight are included in cost of revenues for the years ended June 30, 2007 and 2006. For the year ended June 30, 2005 these costs were included in general, selling and administration expenses and were $93,000.

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

The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings per share for the years ended June 30, 2007, 2006 and 2005:

	2007	2006	2005
Weighted average number of basic shares outstanding	29,572,975	28,788,594	27,496,849
Effect of dilutive securities:
Warrants	107,739	277,702	225,692
Stock options	274,382	441,484	540,180

Weighted average number of fully diluted shares outstanding	29,955,096	29,507,780	28,262,721

Stock options to purchase 1,820,468, 1,358,168 and 1,502,194 shares for the years ended June 30, 2007, 2006 and 2005, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

Stock-based compensation

At June 30, 2007, the Company had stock-based compensation plans, which are described more fully in Note 11. “Capital Stock.” The Company accounts for those plans under the recognition and measurement principles of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services and the transactions that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

Impact of recently issued accounting standards

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the interpretation effective July 1, 2007, the first quarter of its 2008 fiscal year. The Company does not believe that the adoption of FIN 48 will have a material impact on its consolidated financial statements.

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

The purchase price of the Putnam Acquisition has been allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company has allocated the purchase price as follows:

Amount
Goodwill	$13,108,000
Developed technology, customer relationships and other intangible assets	7,400,000
Tangible assets acquired, net of liabilities assumed	5,364,000

Purchase price	$25,872,000

Note 3. Inventories

Inventories consist of the following at June 30, 2007 and 2006:

	2007	2006
Raw materials and supplies	$2,672,000	$2,389,000
Work-in-process	2,077,000	1,717,000
Finished goods	1,481,000	1,312,000

	$6,230,000	$5,418,000

Note 4. Property, Plant and Equipment

Property, plant and equipment consist of the following at June 30, 2007 and 2006:

	2007	2006
Furniture and fixtures	$1,440,000	$1,396,000
Tooling and equipment	19,927,000	18,041,000
Leasehold improvements	3,370,000	3,151,000

	24,737,000	22,588,000
Less accumulated depreciation and amortization	(15,920,000)	(13,592,000)

	$8,817,000	$8,996,000

Depreciation and amortization of property, plant and equipment was $2,384,000, $2,107,000 and $1,945,000 for the years ended June 30, 2007, 2006 and 2005, respectively. As of June 30, 2007 and 2006, there were amounts due for capital expenditures included in accounts payable of $47,000 and $57,000, respectively, in addition to the $2,332,000 and $2,683,000, respectively, of cash disbursed for capital expenditures during the years then ended. During the years ended June 30, 2007 and 2006, the Company wrote-off $27,000 and $117,000, respectively, of equipment no longer deemed realizable.

Note 5. Intangible Assets

Intangible assets include the allocation of the purchase price relating to the Putnam Acquisition on November 9, 2004.

The following table sets forth intangible assets, including the accumulated amortization:

		June 30, 2006
	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,333,000	$667,000
Customer relationships	15 years	3,400,000	378,000	3,022,000
Developed technology	15 years	2,500,000	278,000	2,222,000
Trade name	20 years	1,100,000	92,000	1,008,000
Employment agreement	4.5 years	400,000	148,000	252,000

Total		$9,400,000	$2,229,000	$7,171,000

		June 30, 2007
	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,467,000	$533,000
Customer relationships	15 years	3,400,000	605,000	2,795,000
Developed technology	15 years	2,500,000	444,000	2,056,000
Trade name	20 years	1,100,000	147,000	953,000
Employment agreement	4.5 years	400,000	237,000	163,000

Total		$9,400,000	$2,900,000	$6,500,000

Intangible assets are amortized on a straight-line basis over their expected useful lives. Amortization expense related to intangible assets was $671,000, $671,000 and $491,000 for the years ended June 30, 2007, 2006 and 2005, respectively. Of the 2007, 2006 and 2005 amounts, $167,000, $167,000 and $112,000, respectively, were charged to cost of revenues. Estimated annual amortization expense of intangible assets for the next five years is expected to be as follows:

Year ending June 30,	Amount
2008	$670,000
2009	656,000
2010	582,000
2011	582,000
2012	448,000
Thereafter	3,562,000

$6,500,000

Note 6. Goodwill

Goodwill includes the allocation of the purchase price relating to the Putnam Acquisition on November 9, 2004. The changes in the carrying amount of goodwill by segment for the years ended June 30, 2007, 2006 and 2005 are as follows:

	Nitinol Products	Polymer Products	Total
Balance as of July 1, 2005	$1,038,000	$12,908,000	$13,946,000
Goodwill acquired during 2006	—	200,000	200,000

Balance as of June 30, 2006 and 2007	$1,038,000	$13,108,000	$14,146,000

Goodwill and intangible assets are reviewed for impairment and written down in the period in which the recorded value of such assets exceeds their fair value. The annual impairment test was performed as of November 1, 2006 and resulted in no indication of impairment. Subsequent impairment tests will be performed November 1 of each year and more frequently if circumstances warrant.

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

Note 7. Investment / Note Receivable

On August 24, 2004, the Company entered into a joint development program (the “Agreement”) with Biomer Technology Limited (“Biomer”), a privately owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Under the terms of the Agreement, the Company made a $400,000 initial investment in Biomer in the form of a 2% unsecured convertible promissory note (the “Note”). Interest on the Note was payable upon conversion, or upon repayment of the Note. Under the terms of the Note, the Note plus accrued interest was to be converted into ordinary shares of Biomer stock upon the occurrence of the earlier of, as defined, the successful completion of the joint development program, an additional equity financing of Biomer, the sale of Biomer, or December 31, 2005. On October 5, 2005, Biomer completed an equity financing which triggered conversion of the Note into 37,860 ordinary shares of Biomer stock. The amount of the Company’s initial investment and accrued interest of $409,000 were converted to an investment as of October 5, 2005 which, since the Company does not have a controlling ownership interest or significant influence over Biomer’s financial reporting or operations, has been accounted for on the cost basis.

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

On November 6, 2006, the Company entered into a licensing agreement with Biomer for the exclusive worldwide license to a biocompatible coating technology with potential drug-eluting capabilities for use on Nitinol stents. The agreement also requires the Company to sponsor a pre-clinical evaluation using Biomer’s passive coatings on a self-expanding Nitinol stent platform. The agreement requires the Company to pay $305,000 for the pre-clinical evaluation and Biomer’s management over the course of the evaluation. On December 23, 2006, the Company paid $153,000 to Biomer, as required by the agreement. This $153,000 was recorded in Prepaid Expenses and Other Current Assets. The remaining $152,000 is payable after pre-clinical evaluation has been completed and Biomer has issued its report thereon to the Company. The $305,000 is being charged to Research and Development Expense as the pre-clinical evaluation is conducted. The pre-clinical evaluation began in June 2007 and the Company recognized Research and Development expense of $38,000 in fiscal 2007. At June 30, 2007, $115,000 has been recorded in Prepaid Expenses and Other Current Assets.

Note 8. Cash Collateral Deposits

In connection with the Putnam Acquisition on November 9, 2004, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”), which replaced the prior credit facility with Webster Bank. As part of the Webster Agreement, the Company was required to maintain cash collateral deposits of $1,500,000. On November 9, 2005, Webster Business Credit Corporation permanently waived the cash collateral deposit requirements.

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2007 and 2006:

	2007	2006
Accounts payable	$2,019,000	$1,716,000
Accrued employee compensation	2,070,000	3,097,000
Accrued expenses - other	1,517,000	665,000

	$5,606,000	$5,478,000

Note 10. Notes Payable

Notes payable consist of the following at June 30, 2007 and 2006:

	2007	2006
Deferred payment as part of Putnam Acquisition of $2.5 million, in three equal annual installments beginning November 9, 2005. The payments are non-interest bearing and had a present value of $2.2 million (at a discount rate of 6%) as of November 9, 2004.	$816,000	$1,587,000
Advance on equipment line of credit from Webster Business Credit Corporation, interest at a variable rate, interest only until December 2005, at which time it converted to a term loan amortized over seven years with interest and principal payable monthly with a balloon payment due November 9, 2009.	774,000	917,000
Five year term note payable to Webster Business Credit Corporation dated November 9, 2004, due in monthly installments of $31,666, plus interest at a variable rate, due November 9, 2009.	—	1,298,000
Three year term note payable to Webster Business Credit Corporation dated November 9, 2004, due in monthly installments of $69,445, plus interest at a variable rate, due November 9, 2007.	—	1,180,000
Subordinated loan payable to Brookside Pecks Capital Partners, L.P. and Ironbridge Mezzanine Fund, L.P., due November 9, 2010. Interest of 12% interest per annum is paid quarterly, plus the loan accrues additional interest at 4.5% per annum which is paid in the form of additional promissory notes.	—	4,974,000
Other.	25,000	35,000

	1,615,000	9,991,000
Less current maturities	970,000	2,173,000

	$645,000	$7,818,000

Future maturities of notes payable at June 30, 2007 are as follows:

Year ending June 30,	Amount
2008	$970,000
2009	155,000
2010	490,000

$1,615,000

In connection with the Putnam Acquisition on November 9, 2004, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”). The Webster Agreement included a term loan facility consisting of a five year term loan of $1.9 million (the “Five Year Term”) and a three year term loan of $2.5 million (the “Three Year Term”), collectively (the “Term Loan Facility”). On March 26, 2007, the Company prepaid the principal amounts outstanding on the Term Loan Facility. The amount paid was $1,569,000. In connection with the prepayment of the Term Loan Facility, the Company recorded a loss on the extinguishment of debt of $44,000, which represented the write-off of unamortized deferred financing costs. Both term loans were repayable in equal monthly installments with the additional requirement that, under the Three Year Term, a prepayment of 50% of excess cash flow, as defined, be made annually within 90 days of the Company’s fiscal year end. The excess cash flow prepayment requirement had been waived by Webster Business Credit Corporation for fiscal 2006 and 2005. Interest under the Five Year Term was based upon, at the Company’s option, LIBOR plus 2.50% effective December 31, 2006, previously it was LIBOR plus 2.75%, or the alternate base rate, as defined, plus 0.25%. Interest under the Three Year Term was based upon, at the Company’s option, LIBOR plus 3.50% effective December 31, 2006, previously it was LIBOR plus 3.75%, or the alternate base rate, as defined, plus 1.25%. Borrowings under the Term Loan Facility were used to repay approximately $1.4 million in outstanding borrowings under the previous facility with Webster Bank and to partially fund the Putnam Acquisition.

The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. As of June 30, 2007, there were no amounts outstanding under the revolving line of credit. Additionally, the Webster Agreement includes an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2005 at the same financing terms as the Five Year Term. As of November 9, 2005, $1,000,000 of the outstanding amount under the equipment line was converted to a term loan, payable monthly, based on a seven year amortization schedule, but with a balloon payment of the then unpaid balance due November 9, 2009. On December 21, 2005, the Webster Agreement was amended to provide an equipment line of credit that provides for equipment financing up to the lesser of $1,000,000 or 80% of the hard cost for eligible equipment through November 9, 2006 on the same financing terms as the Five Year Term. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

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

Additional financing for the Putnam Acquisition was obtained on November 9, 2004 from Brookside Pecks Capital Partners, L.P. and Ironbridge Mezzanine Fund, L.P. in the form of a $7.0 million subordinated loan due November 9, 2010 (the “Subordinated Loan”). The interest rate on the Subordinated Loan was 16.5%, of which 12% was payable quarterly with the remaining 4.5% payable in additional promissory notes having identical terms as the Subordinated Loan. Originally, the interest rate was 17.5%, with 5.5% payable in additional promissory notes, but was reduced during fiscal 2006 because the Company achieved certain pretax income thresholds in fiscal 2005 and it was reduced in fiscal 2007 at the discretion of the lender. On April 26, 2007, the Company prepaid the outstanding balance on the Subordinated Loan. The amount prepaid was $5,154,000. In connection with the prepayment of the Subordinated Loan, the Company recorded a loss on the extinguishment of debt of $171,000 representing the write-off of $126,000 of unamortized deferred financing costs and a cash prepayment penalty of $45,000. The total of $171,000 is included in the loss on extinguishment of debt on the consolidated statement of income for the year ended June 30, 2007.

In June 2005, the Company made a payment of $2.5 million against the Subordinated Loan which resulted in a 3% prepayment penalty of $75,000 and, as a result of the prepayment, the Company wrote-off $107,000 of unamortized deferred financing costs. The total of $182,000 is included in the loss on extinguishment of debt on the consolidated statement of income for the year ended June 30, 2005.

The remaining financing for the Putnam Acquisition was provided for with the Company’s cash on hand and $2,500,000 in deferred payments. The deferred payments are non-interest bearing and are required to be paid to the seller in three equal annual installments. The first and second of these installments of $833,000 were paid on November 9, 2005 and 2006, respectively.

Note 11. Capital Stock

Common stock

During the years ended June 30, 2007, 2006 and 2005, 36,474, 32,610 and 39,674 shares of common stock with a fair value of $72,000, $72,000 and $78,000, respectively, were awarded to the Company’s non-employee directors. These shares were awarded to the non-employee directors in accordance with one of the Company’s stock-based compensation plans. Compensation expense recognized for the issuance of shares of common stock is calculated utilizing the fair market value of the common stock at the date of issuance. During the year ended June 30, 2004, the Company began issuing the shares in the quarter subsequent to their award. As a result, 11,040, 5,922 and 8,862 shares awarded during the years ended June 30, 2007, 2006 and 2005, respectively, were issued in the subsequent year.

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

During the year ended June 30, 1998, the Company adopted the Memry Corporation Long-term Incentive Plan (the “1997 Plan”). Under the 1997 Plan, 6,000,000 incentive and non-qualified stock options may be granted to employees and non-employee directors under terms similar to the 1994 Plan. Stock options are granted at prices equal to the fair market value of the Company’s common stock at the date of grant, have a ten year contractual term and vest over three or four years. Also, under the 1997 Plan, Stock Appreciation Rights (“SARs”), Limited Stock Appreciation Rights (“Limited SARs”), restricted stock, and performance shares may be granted to employees. With respect to SARs, upon exercise, the Company must pay to the employee the difference between the current market value of the Company’s common stock and the exercise price of the SARs. The SARs terms are determined at the time of each individual grant. However, if SARs are granted which are related to an incentive stock option, then the SARs will contain similar terms to the related option. Limited SARs may be granted in relation to any option or SARs granted. Upon exercise, the Company must pay to the employee the difference between the current market value of the Company’s common stock and the exercise price of the related options or SARs. Upon the exercise of SARs or Limited SARs, any related stock option or SARs outstanding will no longer be exercisable. As of June 30, 2007 and 2006, there were no SARs or Limited SARs outstanding.

The Company’s stockholders approved a new long-term incentive plan, the 2006 Long-Term Incentive Plan (the “2006 Plan”), at the Company’s Annual Meeting of Stockholders on December 20, 2006. The 2006 Plan authorizes the grant of awards to officers, employees and non-employee directors to purchase or acquire an aggregate of 4,500,000 shares of the Company’s common stock. Under the 2006 Plan, the Company may grant awards of incentive and non-qualified stock options, SARs, and restricted stock, under terms similar to the 1997 Plan. Also, under the 2006 Plan, the Company may grant stock units and performance units which may be settled in stock or cash. As a result of the approval by the stockholders of the 2006 Plan, the Board of Directors approved the termination of the 1997 Plan and shares are no longer available for grant under the 1997 Plan. Stock options are granted at prices equal to the fair market value of the Company’s common stock at the date of grant, have a ten year contractual term and vest over three or four years. As of June 30, 2007, 4,484,000 shares were available for grant under the 2006 Plan.

During the first quarter of fiscal 2006, the Company began granting performance-based options (“PBOs”) under the 1997 Plan. No PBOs were granted during the year ended June 30, 2007. The Company may grant PBOs under the 2006 Plan. Under the PBO feature, each fiscal year the Company may grant selected executives and other key employees share option awards whose vesting is contingent on meeting various company-wide performance goals based primarily on revenue growth and profitability over a multi-year period. The fair value of each PBO granted is estimated on the date of the grant using the same option valuation model used for options previously granted under the 1997 Plan and assuming performance goals will be achieved. If any of such goals are met, a percentage of such options will vest in accordance with the prescribed vesting schedule. If such goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed relating to the specific goal and vesting period. The performance goals for the years ended June 30, 2007 and 2006 were not met. Accordingly, no compensation expense was recorded for the PBOs.

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

Also under the 2006 Plan and the 1997 Plan, all non-employee directors, each quarter, are granted shares of the Company’s common stock with a value equal to $3,000 and stock options with a value equal to $4,500, determined based on the closing market value of the Company’s common stock as of the last day of such quarter. The stock options granted to non-employee directors are non-qualified options.

During the years ended June 30, 2007, 2006 and 2005, the Company’s directors were granted options to purchase 47,000, 53,000 and 65,000 shares, respectively.

On July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity for goods or services and the transactions that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and, in effect, accounts for those transactions as part of the consolidated financial statements of the entity and not as a footnote disclosure, as the Company had elected under the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the date of adoption. The Company recorded compensation expense of $447,000 and $364,000 in accordance with SFAS No. 123(R) for the years ended June 30, 2007 and 2006, respectively. Prior to fiscal 2007, the majority of the Company’s stock option grants had been qualified incentive stock options (“ISOs”). Beginning in fiscal 2007, the Company began issuing the majority of stock option grants as non-qualified stock options. Compensation expense for ISOs is nondeductible for income tax purposes, except as noted below. Therefore, an income tax benefit has only been recorded for compensation expense on non-qualified stock options calculated under the provisions of SFAS No. 123(R). The Company may recognize some income tax benefit in the future on ISOs issued on or after the adoption date. The amount of income tax benefit recognized will be contingent upon the number of options exercised, whether the exercise is a disqualifying disposition and the statutory income tax rate at the time of exercise, among other factors. For the years ended June 30, 2007 and 2006, compensation expense of $180,000 ($129,000 net of income taxes) and $43,000 ($26,000 net of income taxes), respectively, was recorded on non-qualified options. At June 30, 2007, there was $1,084,000 of total unrecognized compensation cost related to stock-based compensation. That cost is expected to be recognized over a weighted average period of 1.2 years.

In adopting SFAS No. 123(R), the Company elected not to use the modified retrospective application and, therefore did not restate its results for the year ended June 30, 2005. During this year, the Company was following SFAS No. 123, which allowed an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost was the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued to employees and directors under the Company’s stock option plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost was recognized. Under APB Opinion No. 25, the Company generally only recorded stock-based compensation expense for the fair value of common stock issued to its directors which was $72,000 ($52,000 net of income taxes), $72,000 ($45,000 net of income taxes) and $78,000 ($48,000 net of income taxes) for the years ended June 30, 2007, 2006 and 2005, respectively.

On January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123.” For the for the year ended June 30, 2005, the Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided a pro forma disclosure of net income and earnings per share, and other disclosures, as if the fair value based method of accounting had been applied. Had compensation cost for issuance of such stock options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123(R) for the year ended June 30, 2005, reported net income and per share amounts for year ended June 30, 2005, would have been as shown in the following table.

Year Ended June 30, 2005
Net income, as reported	$2,725,000
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	48,000
Deduct: compensation expense determined under fair value based method for all awards, net of related tax effects	(350,000)

Net income, pro forma	$2,423,000

Basic earnings per share:
As reported	$0.10

Pro forma	$0.09

Diluted earnings per share:
As reported	$0.10

Pro forma	$0.09

The fair value of each grant is estimated on the grant date using a Black-Scholes option valuation model based on the assumptions in the following table. The Company currently has no history or expectation of paying dividends on its common stock. The risk free interest rate was based on the United States Treasury yield for a term consistent with the expected life of the awards in effect at the time of the grant. The weighted average expected lives (estimated period of time outstanding) was estimated using the simplified method for determining the expected term. Expected volatility was based on the historical volatility for a period equal to the stock option’s expected life.

	Year Ended June 30,
	2007	2006	2005
Expected dividend rate	—	—	—
Risk free interest rate	4.51% - 5.11%	4.35% - 5.05%	2.89% - 3.90%
Weighted average expected lives, in years	4.9	5.6	3.0
Price volatility	62%	73%	70%
Weighted average fair value at date of grant for options granted (per share)	$1.08	$1.51	$0.83
Total intrinsic value of options exercised	$127,000	$386,000	$68,000
Total cash received from options exercised	$344,000	$543,000	$72,000

The following is a summary of stock options under all of the Company’s plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at July 1, 2006	2,695,055	$1.88
Canceled	(400,451)	$2.18
Granted	921,034	$1.93
Exercised	(218,028)	$1.58

Outstanding at June 30, 2007	2,997,610	$1.88	6.9	$256,000

Exercisable at June 30, 2007	1,567,774	$1.82	5.3	$242,000

Vested or expected to vest at June 30, 2007	2,590,107	$1.87	6.6	$252,000

For the years ended June 30, 2007, 2006 and 2005, all stock options granted have an exercise price equal to the fair market value of the Company’s stock at the date of grant. Options expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total unvested, outstanding options.

Warrants

The Company has also issued warrants. There were no costs for warrants in the years ended June 30, 2007, 2006 and 2005. All warrants are immediately exercisable upon issuance and have a five year contractual term.

The following table summarizes warrants outstanding at June 30, 2007 and the changes during the year then ended:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at July 1, 2006	775,000	$1.41
Exercised	(525,000)	$1.27

Outstanding at June 30, 2007	250,000	$1.70	1.1	$—

Exercisable at June 30, 2007	250,000	$1.70	1.1	$—

Note 12. Major Customers

Revenues for the years ended June 30, 2007, 2006 and 2005, includes sales to major customers, each of which accounted for greater than 10% of the total revenues of the Company. Sales to these customers during the years ended June 30, 2007, 2006 and 2005, and accounts receivable from these customers at June 30, 2007 and 2006, are as follows (Putnam revenues are included for the period subsequent to the Putnam Acquisition):

	2007		2006		2005
	Sales	Accounts Receivable	Sales	Accounts Receivable	Sales
Company A	$7,112,000	$968,000	$7,880,000	$1,457,000	$6,774,000
Company B	14,421,000	2,049,000	14,609,000	2,066,000	14,364,000

	$21,533,000	$3,017,000	$22,489,000	$3,523,000	$21,138,000

Note 13. Major Suppliers

The Company currently purchases a significant portion of raw materials from five suppliers. The Company obtains its SMAs from one principal source. The Company anticipates it will be able to continue to acquire SMAs in sufficient quantities for its needs from this supplier. In addition, if the Company were, for whatever reason, not able to secure an adequate supply of SMAs from this supplier, the Company has identified other suppliers that, after a period of time, would be able to supply the Company with sufficient quantities of SMAs. It is probable the Company would suffer meaningful transitional difficulties if it had to switch to and validate alternate suppliers.

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

Note 14. Operating Leases

The Company leases its Bethel and Dayville, Connecticut and California manufacturing and office facilities under operating leases. The lease on the Bethel, Connecticut facility expires in June 2011 and the lease on the principal California facility expires in June 2008. In conjunction with the Putnam Acquisition, the Company entered into a lease agreement for the Dayville, Connecticut facility with the sole shareholder of Putnam Plastics Corporation that expires in November 2009 with renewal options to extend the term for thirty months. In addition, the Company is leasing 2,012 square feet of warehousing space from the sole shareholder of Putnam Plastics Corporation on a month-to-month basis. Total rent paid to the sole shareholder of Putnam Plastics Corporation was $228,000, $228,000 and $145,000 during the years ended June 30, 2007, 2006 and 2005, respectively.

Future minimum lease payments under non-cancelable operating leases, with remaining terms of one year or more, are as follows at June 30, 2007:

Year ending June 30,	Amount
2008	$1,156,000
2009	623,000
2010	623,000
2011	586,000
2012	216,000
Thereafter	—

$3,204,000

Rent expense for the years ended June 30, 2007, 2006 and 2005, was $1,223,000, $1,218,000 and $1,294,000, respectively. The leases require the Company to pay operating expenses. Rent expense is recognized on a straight-line basis over the minimum lease term.

Note 15. Income Taxes

The provision (benefit) for income taxes for the years ended June 30, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Current:
Federal	$—	$14,000	$235,000
State	(46,000)	214,000	197,000

	(46,000)	228,000	432,000

Deferred:
Federal	87,000	1,400,000	1,275,000
State	91,000	15,000	(24,000)

	178,000	1,415,000	1,251,000

	$132,000	$1,643,000	$1,683,000

A reconciliation of the statutory U.S. Federal rate to the effective rate is as follows:

	Year Ended June 30,
	2007		2006		2005
Provision for income taxes at statutory federal rate	$153,000	34%	$1,467,000	34%	$1,498,000	34%
Increase (decrease) resulting from:
Nondeductible expense for equity-based compensation	90,000	20%	109,000	3%	—	—
State income taxes, net of federal tax benefit	14,000	3%	152,000	3%	115,000	2%
Extraterritorial income exclusion-tax benefit on export sales	(137,000)	(31)%	(139,000)	(3)%	—	—
Other	12,000	3%	54,000	1%	70,000	2%

Provision (benefit) for income taxes	$132,000	29%	$1,643,000	38%	$1,683,000	38%

The recognition of tax benefits related to the exercise of warrants and the exercise of stock options and subsequent sale of the underlying stock of $267,000 is being deferred per SFAS No. 123(R) and will be recognized when the net operating loss carryforwards are fully utilized.

The components of deferred tax assets and liabilities included on the consolidated balance sheets are as follows:

	June 30,
	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$127,000	$141,000
Inventory write-downs	223,000	214,000
Separation charges	52,000	186,000
Capitalization of inventory costs	839,000	798,000
Vacation accruals	285,000	266,000
State R&D and other credit carryforwards	731,000	757,000
Net operating loss carryforwards	2,177,000	1,848,000
Other	(90,000)	72,000

Deferred tax assets	4,344,000	4,282,000

Deferred tax liabilities:
Depreciation	95,000	161,000
Amortization of intangible assets	943,000	637,000

Deferred tax liabilities	1,038,000	798,000

Net deferred tax assets	$3,306,000	$3,484,000

No valuation allowance has been provided on the deferred tax assets, as the Company has determined that it is more likely than not, that these assets will be realized. To the extent that estimates of future taxable income decrease or do not materialize, a valuation allowance may be required in the future.

At June 30, 2007, the Company has federal net operating loss carryforwards for income tax purposes, which expire as follows:

Year ending June 30,	Amount
2009	$1,090,000
2010	2,498,000
2011	2,622,000
2027	183,000

$6,393,000

In addition, the Company has state tax credit carryforwards available to offset future taxable income of $686,000, which expire in various amounts from 2016 through 2021.

Note 16. Bonus Plan

The Company has a bonus plan under which its employees may earn a bonus based on a combination of pre-tax profits and individual performance. The payment of bonuses is subject to annual approval by the Board of Directors. Expenses recognized under this plan were $733,000, $1,500,000 and $897,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Note 17. Business Segments

The Company’s product lines consist of SMAs and specialty polymer-extrusion products. Currently, the predominant SMA utilized by the Company is a nickel-titanium alloy commonly referred to as nitinol. Prior to the Putnam Acquisition, the Company only produced SMAs. Both product lines provide products primarily to the medical device industry using the Company’s proprietary shape memory alloy and polymer-extrusion technologies. Medical device products utilizing these technologies include stent components, catheter components, guidewires, laparoscopic surgical sub-assemblies, orthopedic instruments, urological devices and similar products. The Company also produces a limited number of products for the commercial and industrial market. In addition, the Company provides engineering services to assist customers in the development of products based on the properties of shape memory alloys and extruded polymers. During the quarter ended December 31, 2005, the Company began managing its business as two business segments: (i) Nitinol Products Segment, and (ii) Polymer Products Segment. Prior to that time, the Company had operated as one business segment. All years reflect the results based on these two business segments.

The Nitinol Products Segment provides design support, manufactures and markets advanced materials which possess the ability to change their shape in response to thermal and mechanical changes, and the ability to return to their original shape following deformations from which conventional materials cannot recover. The Nitinol Products Segment’s products are used in applications for stent components, filters, embolic protection devices, guidewires, catheters, surgical instruments and devices, orthopedic devices, orthodontic apparatus, high pressure sealing devices, fasteners, and other devices.

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

Included in the line item “Corporate items and eliminations” below are the eliminations between the two segments, as well as general and corporate items. Business segment information is presented below:

	Year Ended June 30,
	2007	2006	2005
Revenues
Nitinol Products	$36,036,000	$37,015,000	$36,987,000
Polymer Products	15,821,000	15,811,000	8,090,000
Corporate items and eliminations	(180,000)	(238,000)	(69,000)

Consolidated	$51,677,000	$52,588,000	$45,008,000

Gross profit
Nitinol Products	$10,880,000	$13,351,000	$14,363,000
Polymer Products	5,710,000	7,022,000	3,550,000

Consolidated	$16,590,000	$20,373,000	$17,913,000

	June 30,
	2007	2006
Total Assets
Nitinol Products	$16,798,000	$17,597,000
Polymer Products	25,304,000	26,153,000
Corporate items and eliminations	6,644,000	11,550,000

Consolidated	$48,746,000	$55,300,000

Geographic segment information is presented below:

	Year Ended June 30,
	2007	2006	2005
Revenues
United States	$40,517,000	$40,604,000	$35,838,000
Dominican Republic	5,816,000	6,892,000	4,382,000
All other	5,344,000	5,092,000	4,788,000

Total	$51,677,000	$52,588,000	$45,008,000

The Company attributes sales to unaffiliated customers in different countries on the basis of the ship-to location of the customer. Substantially all of the revenues in the Dominican Republic represent sales to an off-shore manufacturing facility of a company based in the United States.

Note 18. Separation Charges

Effective December 9, 2005, the Company’s President and Chief Executive Officer retired from his position and was succeeded by the Company’s Senior Vice President and Chief Financial Officer, who was serving as President and Chief Executive Officer on an interim basis. In connection with the retirement, the Company has recorded separation charges of $1,130,000, including $182,000 of associated legal fees, during the year ended June 30, 2006. These separation charges are included as General, Selling and Administration expenses. As of June 30, 2007, $142,000 of these separation costs has been accrued and are included as Accrued Employee Compensation in Accounts Payable and Accrued Expenses.

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

Kentucky Oil filed an Answer and Counterclaims on November 2, 2004, which included counterclaims against the Company for breach of a Collaboration Agreement, on behalf of Kentucky Oil (“First and Second Counterclaims”), against the Company and Schlumberger for misappropriation of trade secrets (“Third Counterclaim”), conversion of intellectual property (“Fourth Counterclaim”), joinder of Defendant Peter Besselink as co-inventor of several patent applications filed by Schlumberger based on the alleged misappropriated intellectual property (“Fifth Counterclaim”), and, alternatively, for a declaration that the Schlumberger patent applications are invalid and unenforceable (“Sixth Counterclaim”). In February 2005, the Company and Schlumberger filed motions to dismiss Kentucky Oil’s Third, Fourth, Fifth and Sixth Counterclaims. The motions were heard on April 1, 2005 and, on April 8, 2005, the Court issued an Order granting the motions to dismiss as to the Fourth, Fifth and Sixth Counterclaims, and denying the motions as to the Third Counterclaim.

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

On May 12, 2006, the Company and Schlumberger filed a motion for summary judgment that Kentucky Oil lacks standing to assert causes of action for trade secrets misappropriation and or correction of inventorship. A hearing on the motion was held on July 21, 2006 and, on December 18, 2006, the Court issued an Order acknowledging that Kentucky Oil had failed to establish ownership of the alleged trade secrets due to a faulty chain of title between previous alleged owners. However, the Court declined to enter summary judgment, but rather granted Kentucky Oil until January 10, 2007 to cure the evidentiary deficiency. Kentucky Oil filed a supplemental affidavit prior to the deadline. Pursuant to the Court’s Order, the Company and Schlumberger filed objections to the supplemental evidence within five days. The Court has not yet ruled on the sufficiency of Kentucky Oil’s supplemental evidence or the Company and Schlumberger’s objections.

On January 26, 2007, the Company and Schlumberger filed multiple motions for summary judgment against Kentucky Oil’s several counterclaims, including motions for summary judgment that: (1) Kentucky Oil is estopped from asserting loss of trade secrets, (2) Kentucky Oil’s claim for misappropriation of trade secrets and related claim for breach of contract is barred by the statute of limitations, (3) no trade secrets were misappropriated, (4) Peter Besselink made no inventive contribution to Schlumberger’s patents; (5) Kentucky Oil has not suffered any compensable injury; and for (6) partial summary judgment on Kentucky Oil’s claims for unfair competition and unjust enrichment. On May 24, 2007, the Court issued “tentative” rulings on the above motion and heard oral argument on the following day. In its tentative rulings, the Court granted Memry and Schlumberger’s motions that Kentucky Oil’s claim for misappropriation of trade secrets and related claims for unfair competition and unjust enrichment are barred by the statute of limitations. The remaining motions were denied. The Court has not yet issued final rulings. It is possible that the final rulings may differ substantively from the tentative rulings, so it is unclear at this time what issues remain for trial. It is expected that the Court will issue final rulings on the motions for summary judgment in advance of trial, which is currently set to begin on November 19, 2007.

On June 13, 2007, Memry filed a motion to dismiss Kentucky Oil’s counterclaims for lack of subject matter jurisdiction. In the motion to dismiss, Memry argued that Kentucky Oil lacks standing to assert its counterclaims in California because Kentucky Oil’s alleged predecessor in interest, United Stenting, Inc., was never qualified under California regulations to conduct business in California. Memry also reaffirmed its argument that Kentucky Oil lacks standing to sue for damages because Kentucky Oil never acquired rights to non-medical applications of the Biflex technology. The Court did not schedule oral argument for the motion to dismiss and has indicated that it will issue a ruling based solely on the papers.

On August 3, 2007, Kentucky Oil filed a motion to amend its counterclaims to include several patents that have been issued to Schlumberger based on the disputed technology over the past several months. Memry and Schlumberger filed oppositions on the grounds that Kentucky Oil’s motion is untimely, prejudicial and futile.

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

On December 29, 2006, Kentucky Oil forwarded a settlement proposal to the Company and Schlumberger calling for, inter alia, a lump sum payment of $5 million jointly from the Company and Schlumberger and an assignment of all of the Company’s rights under the Company- Schlumberger Development Agreement to Kentucky Oil. The proposal also includes a multi-faceted licensing arrangement between Kentucky Oil and Schlumberger over the disputed Schlumberger patents. Both the Company and Schlumberger rejected the settlement proposal and declined to make a counterproposal at that time. On March 14, 2007, the parties met for a settlement conference before the magistrate judge (the Court previously ordered the parties to engage in a settlement conference prior to trial). During the settlement conference, a number of settlement offers and counter offers were made. The settlement conference did not result in a resolution of this matter. The Company believes the counterclaims are without merit and is vigorously defending its position. However, the Company has recorded a liability as of June 30, 2007 and charged the amount to operations during the year ended June 30, 2007 for its share of the last combined settlement offer made by the Company and Schlumberger to Kentucky Oil. Although the Company cannot predict with certainty the ultimate resolution of this litigation, the Company does not believe that it is likely to have a material adverse effect on its consolidated financial statements.

There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of the Company’s management, the ultimate liability, if any, will not have a material adverse effect on the consolidated financial statements.

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

Note 20. Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged (Credited) To Costs and Expenses	Deductions and Write-offs (A)	Balance at End of Year
Allowance for doubtful accounts:
Year ended June 30, 2007	$60,000	$(37,000)	$(1,000)	$24,000

Year ended June 30, 2006	$60,000	$1,000	$1,000	$60,000

Year ended June 30, 2005	$30,000	$36,000	$6,000	$60,000

(A) Represents uncollectible accounts receivable written-off.

Note 21. Related Party Transactions

Following the Putnam Acquisition, the Company entered into agreements with the sole shareholder of Putnam Plastics Corporation, who is currently an executive officer of the Company and serves on the Board of Directors. The Company entered into a lease for Putnam’s manufacturing facility located in Dayville, Connecticut in which the sole shareholder of Putnam Plastics Corporation is the lessor (see Note 14). The monthly rent of $18,000 is based on an independent appraisal. In addition, the Company is leasing 2,012 square feet of warehousing space from the sole shareholder of Putnam Plastics Corporation on a month-to-month basis. Total rent paid to the sole shareholder of Putnam Plastics Corporation was $228,000 and $228,000 and $145,000 during the years ended June 30, 2007 and 2006 and the period from November 9, 2004 to June 30, 2005, respectively. The sole shareholder of Putnam Plastics Corporation also is a 50% shareholder of a company that is a supplier and customer of Putnam. Purchases from this company were $502,000, $384,000 and $124,000 during the years ended June 30, 2007 and 2006 and the period from November 9, 2004 to June 30, 2005, respectively. Sales to this company were $1,000, $4,000 and $13,000 during the years ended June 30, 2007 and 2006 and the period from November 9, 2004 to June 30, 2005, respectively. Additionally, during the year ended June 30, 2006, the Company sold equipment to this company for $6,000 and recognized a gain of $4,000. As of June 30, 2007 and 2006, $57,000 and $26,000, respectively, was owed to this company by the Company, and these amounts are included in “Accounts Payable and Accrued Expenses.”

During each of the years ended June 30, 2007, 2006 and 2005, the Company incurred $30,000 for investor relations services to a company in which a member of the Company’s Board of Directors is a director of such company.