Form 10-Q
period 2007-09-30
MEMRY CORP
filed 2007-11-13
CIK 720896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of November 1, 2007, 29,873,314 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

MEMRY CORPORATION
FORM 10-Q
For the quarter ended September 30, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Memry Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2007	June 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$3,541,000	$2,401,000
Accounts receivable, less allowance for doubtful accounts	6,320,000	6,312,000
Inventories	6,068,000	6,230,000
Deferred tax assets	1,537,000	1,537,000
Prepaid expenses and other current assets	321,000	381,000
Total current assets	17,787,000	16,861,000

Property, plant and equipment	25,589,000	24,737,000
Less accumulated depreciation	(16,515,000)	(15,920,000)
	9,074,000	8,817,000

Other assets
Intangible assets, less accumulated amortization	6,333,000	6,500,000
Goodwill	14,146,000	14,146,000
Deferred financing costs, less accumulated amortization	79,000	89,000
Investment	409,000	409,000
Deferred tax assets	1,517,000	1,769,000
Deposits and other assets	163,000	155,000
Total other assets	22,647,000	23,068,000

TOTAL ASSETS	$49,508,000	$48,746,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,913,000	$5,606,000
Notes payable	983,000	970,000
Income tax payable	---	50,000
Total current liabilities	6,896,000	6,626,000
Notes payable, less current maturities	607,000	645,000
Other non-current liabilities	---	125,000

Commitments and contingencies (see notes)
Stockholders’ equity
Common stock, $0.01 par value, 60,000,000 shares authorized; 29,862,910 and 29,851,870 shares issued and outstanding at September 30, 2007 and June 30, 2007, respectively	299,000	299,000
Additional paid-in capital	56,622,000	56,471,000
Accumulated deficit	(14,916,000)	(15,420,000)
Total stockholders’ equity	42,005,000	41,350,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,508,000	$48,746,000

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries
Condensed Consolidated Statements of Income
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended September 30,
	2007	2006

Revenues	$13,830,000	$13,830,000
Cost of revenues	8,998,000	8,107,000

Gross profit	4,832,000	5,723,000

Operating expenses
Research and development	654,000	493,000
General, selling and administration	3,354,000	3,260,000
Amortization of intangible assets	126,000	126,000
Other	(11,000)	(17,000)
	4,123,000	3,862,000
Operating income	709,000	1,861,000

Interest
Expense	(23,000)	(306,000)
Income	26,000	92,000
	3,000	(214,000)

Income before income taxes	712,000	1,647,000
Provision for income taxes	288,000	632,000

Net income	$424,000	$1,015,000

Net income per common share
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

Weighted average common shares used in calculation
Basic	29,862,910	29,112,535
Diluted	29,972,878	29,769,643

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash Flows From Operating Activities:
Net income	$424,000	$1,015,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	845,000	789,000
Deferred income taxes	252,000	598,000
Stock-based compensation	151,000	175,000
Accreted interest on notes payable	12,000	93,000
Reversal of asset retirement obligation and related asset	(106,000)	---
Change in operating assets and liabilities:
Accounts receivable	(8,000)	779,000
Inventories	162,000	(439,000)
Prepaid expenses and other current assets	60,000	(298,000)
Deposits and other assets	(8,000)	2,000
Accounts payable and accrued expenses	(61,000)	(777,000)
Income tax payable	30,000	12,000
Net cash provided by operating activities	1,753,000	1,949,000

Cash Flows From Investing Activities:
Capital expenditures	(576,000)	(656,000)
Proceeds from sale of equipment	---	5,000
Net cash used in investing activities	(576,000)	(651,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	---	125,000
Principal payments on notes payable	(37,000)	(343,000)
Net cash used in financing activities	(37,000)	(218,000)

Net increase in cash and cash equivalents	1,140,000	1,080,000
Cash and cash equivalents, beginning of period	2,401,000	6,965,000
Cash and cash equivalents, end of period	$3,541,000	$8,045,000

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$16,000	$228,000
Cash payments for income taxes	$14,000	$22,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 (“fiscal 2008”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2007 (“fiscal 2007”). In the first three months of fiscal 2008, there have been no material changes to the significant accounting policies, except for the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).

Impact of recently issued accounting standards

In July 2006, the FASB issued FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 effective July 1, 2007. See Note J - “Income Taxes” for the impact of the adoption of FIN 48.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would also be required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is in the process of evaluating the impact of adopting SFAS No. 159 on the consolidated financial statements.

Note B. EARNINGS PER SHARE

Basic earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted per share amounts assume the exercise of all potential common stock instruments unless the effect is antidilutive.

The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings per share.

	Three Months Ended September 30,
	2007	2006
Weighted average number of basic shares outstanding	29,862,910	29,112,535
Effect of dilutive securities:
Warrants	---	255,406
Options	109,968	401,702
Weighted average number of diluted shares outstanding	29,972,878	29,769,643

Stock options to purchase 3,012,888 and 677,324 shares for the three months ended September 30, 2007 and 2006, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and therefore, their effect would be antidilutive. Additionally, warrants to purchase 250,000 shares of common stock for the three months ended September 30, 2007 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of the common shares and therefore, their effect would also be antidilutive.

Note C. INVENTORIES

Inventories consist of the following at September 30, 2007 and June 30, 2007:

	September 30, 2007	June 30, 2007
Raw materials and supplies	$2,571,000	$2,672,000
Work-in-process	2,101,000	2,077,000
Finished goods	1,396,000	1,481,000
	$6,068,000	$6,230,000

 Note D. INTANGIBLE ASSETS

The following table sets forth intangible assets, including the accumulated amortization as of June 30, 2007 and September 30, 2007:

		June 30, 2007
	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,467,000	$533,000
Customer relationships	15 years	3,400,000	605,000	2,795,000
Developed technology	15 years	2,500,000	444,000	2,056,000
Trade name	20 years	1,100,000	147,000	953,000
Employment agreement	4.5 years	400,000	237,000	163,000
Total		$9,400,000	$2,900,000	$6,500,000

		September 30, 2007
	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,500,000	$500,000
Customer relationships	15 years	3,400,000	662,000	2,738,000
Developed technology	15 years	2,500,000	485,000	2,015,000
Trade name	20 years	1,100,000	161,000	939,000
Employment agreement	4.5 years	400,000	259,000	141,000
Total		$9,400,000	$3,067,000	$6,333,000

Intangible assets are amortized on a straight-line basis over their expected useful lives. Amortization expense related to intangible assets was $167,000 and $167,000 for the three months ended September 30, 2007 and 2006, respectively. Amortization expense is expected to be $670,000 for the year ended June 30, 2008. Of these amounts, $41,000 was charged for the three months ended September 30, 2007 and $167,000 is expected to be charged for the year ended June 30, 2008 to cost of revenues. Estimated annual amortization expense of intangible assets for the next five years is expected to be as follows:

Year Ending June 30,

2009	$656,000
2010	582,000
2011	582,000
2012	448,000
2013	448,000
Thereafter	3,114,000
$5,830,000

Note E. GOODWILL

There were no changes in the carrying amount of goodwill for the three months ended September 30, 2007.

Goodwill is reviewed at least annually for impairment and written down in the period in which its recorded value exceeds its fair value. The most recent impairment test was performed as of June 30, 2007 which resulted in no indication of impairment. Subsequent impairment tests will be performed during the fourth quarter of each fiscal year and more frequently if circumstances warrant.

Note F. INVESTMENT

On August 24, 2004, the Company entered into a joint development program (the “Agreement”) with Biomer Technology Limited (“Biomer”), a privately owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Under the terms of the Agreement, the Company made a $400,000 initial investment in Biomer in the form of a 2% unsecured convertible promissory note (the “Note”). Interest on the Note was payable upon conversion, or upon repayment of the Note. Under the terms of the Note, the Note plus accrued interest was to be converted into ordinary shares of Biomer stock upon the occurrence of the earlier of, as defined, the successful completion of the joint development program, an additional equity financing of Biomer, the sale of Biomer, or December 31, 2005. On October 5, 2005, Biomer completed an equity financing which triggered conversion of the Note into 37,860 ordinary shares of Biomer stock. The amount of the Company’s initial investment and accrued interest of $409,000 was converted to an investment as of October 5, 2005 which, since the Company does not have a controlling ownership interest or significant influence over Biomer’s financial reporting or operations, has been accounted for on the cost basis.

The Agreement requires the Company to make an additional equity investment of at least $350,000 in Biomer in the event, as defined, a financing of Biomer occurs after the Note has been converted and successful completion of the joint development program has been accomplished.

On November 6, 2006, the Company entered into a licensing agreement with Biomer for the exclusive worldwide license to a biocompatible coating technology with potential drug-eluting capabilities for use on Nitinol stents. The agreement also requires the Company to sponsor a pre-clinical evaluation using Biomer’s passive coatings on a self-expanding Nitinol stent platform. The agreement requires the Company to pay $305,000 for the pre-clinical evaluation and Biomer’s management over the course of the evaluation. On December 23, 2006, the Company paid $153,000 to Biomer, as required by the agreement. This $153,000 was recorded in Prepaid Expenses and Other Current Assets. The remaining $152,000 is payable after pre-clinical evaluation has been completed and Biomer has issued its report thereon to the Company. The $305,000 is being charged to Research and Development Expense as the pre-clinical evaluation is conducted. The pre-clinical evaluation began in June 2007 and the Company recognized Research and Development expense of $115,000 in the three months ended September 30, 2007.

Note G. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at September 30, 2007 and June 30, 2007:

	September 30, 2007	June 30, 2007
Accounts payable	$2,174,000	$2,019,000
Accrued employee compensation	2,246,000	2,070,000
Accrued expenses - other	1,493,000	1,517,000
	$5,913,000	$5,606,000

Note H. NOTES PAYABLE

On November 9, 2004, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”). The Webster Agreement includes a term loan facility (the “Term Loan Facility”) consisting of a five year term loan of $1.9 million (the “Five Year Term”) and a three year term loan of $2.5 million (the “Three Year Term”). On March 26, 2007 the Company prepaid the principal amounts outstanding on the Term Loan Facility. The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. As of September 30, 2007, there were no amounts outstanding under the revolving line of credit. Additionally, the Webster Agreement includes an equipment line of credit that provided for equipment financing. As of September 30, 2007, the balance outstanding under the equipment line of credit was $738,000. No additional amounts are available to be borrowed under the equipment line of credit. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

The Webster Agreement contains various restrictive covenants, including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with a fixed charge coverage ratio and leverage ratio, as defined.

Note I. OTHER NON-CURRENT LIABILITIES

At June 30, 2007, the Company had recorded a $125,000 liability for its estimate of the costs to remove certain leasehold improvements at the termination of the lease at one of its leased manufacturing facilities. The liability was included in “Other non-current liabilities.” In July 2007, the Company signed an amended lease agreement, whereby it was no longer required to remove these leasehold improvements. Therefore, the Company reversed the liability for the asset retirement obligation and wrote off the unamortized portion of the related asset. This resulted in a net gain of $106,000 and was recorded in cost of revenues during the three months ended September 30, 2007.

Note J. INCOME TAXES

The Company’s effective tax rate was approximately 40% for the three months ended September 30, 2007. The Company expects the fiscal 2008 effective tax rate to be approximately 40%.

The Company provides for taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

As discussed in Note A, the Company adopted the provisions of FIN 48 as of July 1, 2007. There was a cumulative effect of $80,000 of applying this interpretation and the amount has been recorded as a decrease in the liability for unrecognized tax benefits and accumulated deficit. As of July 1, 2007, after implementation of FIN 48, the total amount of unrecognized tax benefits was $0. The condensed consolidated financial statements do not include any provision for interest or penalties. In the event interest and penalties are incurred, the Company may make an election to account for interest expense and penalties related for income tax issues as income tax expense.

The Company files U.S. federal and state tax income tax returns. As a result of the Company’s ability to carry forward federal net operating losses and state income tax credits, the applicable tax years remain open to examination until three years after the applicable loss carryforwards and tax credits have been used or expired. No federal or state income tax returns are currently under examination.

Note K. BUSINESS SEGMENTS

The Company’s product lines consist of SMAs and specialty polymer-extrusion products. Currently, the predominant SMA utilized by the Company is a nickel-titanium alloy commonly referred to as nitinol. Both product lines provide products primarily to the medical device industry using the Company’s proprietary shape memory alloy and polymer-extrusion technologies. Medical device products utilizing these technologies include stent components, catheter components, guidewires, laparoscopic surgical sub-assemblies, orthopedic instruments, urological devices and similar products. The Company also produces a limited number of products for the commercial and industrial market. In addition, the Company provides engineering services to assist customers in the development of products based on the properties of shape memory alloys and extruded polymers. The Company manages its business as two business segments: (i) Nitinol Products Segment, and (ii) Polymer Products Segment.

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

Included in the line item “Corporate items and eliminations” below are the eliminations between the two segments, as well as general and corporate items. Business segment information is presented below:

	Three Months Ended September 30,
	2007	2006
Revenues
Nitinol Products	$9,590,000	$9,420,000
Polymer Products	4,307,000	4,417,000
Eliminations	(67,000)	(7,000)
Consolidated	$13,830,000	$13,830,000

Gross profit
Nitinol Products	$3,163,000	$3,757,000
Polymer Products	1,669,000	1,966,000
Consolidated	$4,832,000	$5,723,000

	September 30, 2007	June 30, 2007
Total Assets
Nitinol Products	$16,483,000	$16,798,000
Polymer Products	25,467,000	25,304,000
Corporate items and eliminations	7,558,000	6,644,000
Consolidated	$49,508,000	$48,746,000

Note L. CONTINGENCIES

The Company is a co-defendant in a series of counterclaims filed by Kentucky Oil, NV (“Kentucky Oil”) against the Company and a third-party, Schlumberger Technologies Corporation (“Schlumberger”). The referenced action was initiated by a filing made by the Company in the U.S. District Court for the Southern District of Texas on May 14, 2004. The Company filed the action in response to written statements made by Kentucky Oil to Schlumberger alleging that the Company had misappropriated proprietary technology from Kentucky Oil and improperly transferred it to Schlumberger. In its complaint, the Company alleged that Kentucky Oil committed libel, business disparagement, and engaged in unfair business practices against the Company as a result of the statements. In addition, the Company requested a declaratory judgment that no misappropriation of technology occurred.

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

Kentucky Oil filed an Answer and Counterclaims on November 2, 2004, which included counterclaims against the Company for breach of a Collaboration Agreement, on behalf of Kentucky Oil (“First and Second Counterclaims”), against the Company and Schlumberger for misappropriation of trade secrets (“Third Counterclaim”), conversion of intellectual property (“Fourth Counterclaim”), joinder of Defendant Peter Besselink as co-inventor of several patent applications filed by Schlumberger based on the alleged misappropriated intellectual property (“Fifth Counterclaim”), and, alternatively, for a declaration that the Schlumberger patent applications are invalid and unenforceable (“Sixth Counterclaim”). In February 2005, the Company and Schlumberger filed motions to dismiss Kentucky Oil’s Third, Fourth, Fifth and Sixth Counterclaims. The motions were heard on April 1, 2005 and, on April 8, 2005, the Court issued an Order granting the motions to dismiss as to the Fourth, Fifth and Sixth Counterclaims, and denying the motions as to the Third Counterclaim (as discussed below, the Third Counterclaim was subsequently dismissed by summary judgment).

On May 6, 2005, Kentucky Oil filed its second amended counterclaims, adding claims against the Company and Schlumberger for unfair competition and unjust enrichment. Schlumberger filed a motion to dismiss the two new counterclaims in June 2005, and a hearing on the motions was held on July 8, 2005. On June 30, 2005, the parties held a mediation session before a court appointed mediator in which the parties did not reach a settlement. On July 14, 2005, the Court issued an order denying the motion to dismiss the newly added counterclaims (as discussed below, the counterclaims for unfair competition and unjust enrichment were subsequently dismissed by summary judgment).

On May 12, 2006, the Company and Schlumberger filed a motion for summary judgment that Kentucky Oil lacks standing to assert causes of action for trade secrets misappropriation and or correction of inventorship. A hearing on the motion was held on July 21, 2006 and, on December 18, 2006, the Court issued an Order acknowledging that Kentucky Oil had failed to establish ownership of the alleged trade secrets due to a faulty chain of title between previous alleged owners. However, the Court declined to enter summary judgment, but rather granted Kentucky Oil until January 10, 2007 to cure the evidentiary deficiency. Kentucky Oil filed a supplemental affidavit prior to the deadline. Pursuant to the Court’s Order, the Company and Schlumberger filed objections to the supplemental evidence within five days. In an Order dated September 20, 2007, the Court found that Kentucky Oil’s supplemental evidence was sufficient to cure the evidentiary deficiency and denied the motion for summary judgment.

On January 26, 2007, the Company and Schlumberger filed multiple motions for summary judgment against Kentucky Oil’s several counterclaims, including motions for summary judgment that: (1) Kentucky Oil is estopped from asserting loss of trade secrets, (2) Kentucky Oil’s claim for misappropriation of trade secrets and related claim for breach of contract is barred by the statute of limitations, (3) no trade secrets were misappropriated, (4) Peter Besselink made no inventive contribution to Schlumberger’s patents; (5) Kentucky Oil has not suffered any compensable injury; and for (6) partial summary judgment on Kentucky Oil’s claims for unfair competition and unjust enrichment. On September 20, 2007, the Court issued an order granting the motion for summary judgment that Kentucky Oil’s claim for misappropriation of trade secrets is barred by the statute of limitation (motion No. 2 above) (the Court held that the breach of contract claims against the Company was not barred). Further, on November 5, 2007, the Court issued an order granting the motion for summary judgment that Kentucky Oil has not suffered any compensable injury and dismissing Kentucky Oil’s claims for unfair competition and unjust enrichment (motion Nos. 5 and 6 above). The remaining motions for summary judgment were denied. It should be noted that the motion that Kentucky Oil has not suffered any compensable injury applied only to its claims for unfair competition and unjust enrichment, not the breach of contract claims. The Company has filed a motion to exclude evidence to bar any presentation of evidence of damages at trial based on the breach of contract claim.  Pretrial hearing for oral argument on this motion and other pending motions to exclude evidence is scheduled for November 19, 2007. Trial is scheduled to begin on November 26, 2007.

On June 13, 2007, the Company filed a motion to dismiss Kentucky Oil’s counterclaims for lack of subject matter jurisdiction. In the motion to dismiss, the Company argued that Kentucky Oil lacks standing to assert its counterclaims in California because Kentucky Oil’s alleged predecessor in interest, United Stenting, Inc., was never qualified under California regulations to conduct business in California. The Company also reaffirmed its argument that Kentucky Oil lacks standing to sue for damages because Kentucky Oil never acquired rights to non-medical applications of the Biflex technology. The Court denied this motion in its Order of November 5, 2007.

On August 3, 2007, Kentucky Oil filed a motion to amend its counterclaims to include seven additional patents that have been issued to Schlumberger based on the disputed technology over the past several months. The Company and Schlumberger filed oppositions on the grounds that Kentucky Oil’s motion is untimely, prejudicial and futile. On November 7, 2007, the Court issued an Order allowing Kentucky Oil to add six of the seven newly issued patents to its counterclaims.

Pursuant to the Court’s January 4, 2007 Order in response to a motion to compel, Kentucky Oil served a supplemental initial disclosure on January 11, 2007, delineating the bases for its alleged damages. In the disclosure, Kentucky Oil contends that its current calculation for unmultiplied damages is approximately $30 million. Kentucky Oil also served two expert reports in support of its alleged damages on January 19, 2007. Notwithstanding the fact that Kentucky Oil bears the burden of proof on damages, the Company served an initial expert report on damages on January 19, 2007 concluding, inter alia, that Kentucky Oil’s alleged damages are speculative and contrary to the evidence. The Company served a full rebuttal to Kentucky Oil’s expert reports on February 9, 2007. The Company and Kentucky Oil also exchanged expert reports on certain technological issues on January 19, 2007 and served rebuttal reports on February 9, 2007. Pursuant to the Court’s orders of September 20, 2007 and November 5, 2007 discussed above, Kentucky Oil is not entitled to any damages from the Company under its claims for misappropriation of trade secrets, unfair competition and unjust enrichment. Kentucky Oil’s sole remaining claim for damages lies under its claims for breach of contract and, as mentioned above, oral argument is scheduled to be heard on November19, 2007 to bar any evidence at trial concerning damages on the breach of contract claims.

On December 29, 2006, Kentucky Oil forwarded a settlement proposal to the Company and Schlumberger calling for, inter alia, a lump sum payment of $5 million jointly from the Company and Schlumberger and an assignment of all of the Company’s rights under the Company- Schlumberger Development Agreement to Kentucky Oil. The proposal also includes a multi-faceted licensing arrangement between Kentucky Oil and Schlumberger over the disputed Schlumberger patents. Both the Company and Schlumberger rejected the settlement proposal and declined to make a counterproposal at that time. On March 14, 2007, the parties met for a settlement conference before the magistrate judge (the Court previously ordered the parties to engage in a settlement conference prior to trial). During the settlement conference, a number of settlement offers and counter offers were made. The settlement conference did not result in a resolution of this matter. The Company believes the counterclaims are without merit and is vigorously defending its position. However, the Company recorded a liability as of June 30, 2007 and charged the amount to operations during the year ended June 30, 2007 for its share of the last combined settlement offer made by the Company and Schlumberger to Kentucky Oil. Although the Company cannot predict with certainty the ultimate resolution of this litigation, the Company does not believe that it is likely to have a material adverse effect on its consolidated financial statements.

There are various other lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of the Company’s management, the ultimate liability, if any, will not have a material adverse effect on the consolidated financial statements.

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

Certain statements in this Quarterly Report on Form 10-Q that are not historical fact, as well as certain information incorporated herein by reference, constitute “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties and often depend on assumptions, data or methods that may be incorrect or imprecise. The Company’s future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, those discussed below and the other risks detailed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 and its other reports filed with the Securities and Exchange Commission.

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

ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. For our accounting policies that, among others, are critical to the understanding of our results of operations due to the assumptions we make in their application, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended June 30, 2007. Senior management has discussed the development and selection of these accounting policies, and estimates, and the related disclosures with the Audit Committee of the Board of Directors. See Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2007 for our significant accounting policies. In the first three months of the year ending June 30, 2008 (“fiscal 2008”), there have been no material changes to the significant accounting policies. We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) effective July 1, 2007. The adoption of FIN 48 has not had a material impact on our consolidated financial statements.

The preparation of the condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to accounts receivable, inventories, goodwill and intangible assets, income taxes, contingencies and litigation, are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Allowance for Doubtful Accounts. We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, which may result in the impairment of their ability to make payments, additional allowances may be required. On a regular basis, we review and evaluate the customers’ financial condition, which generally includes a review of the customers’ financial statements, trade references and past payment history with us. We specifically evaluate identified customer risks that may be present and collateral requirements, if any, from the customer, which may include, among other things, deposits, prepayments or letters of credit.

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

Goodwill and Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value. Goodwill was $14,146,000 as of September 30, 2007 and June 30, 2007.

Intangible assets consist primarily of management’s estimates of the values of patents, developed technology, customer relationships, trade name, and other intangible assets that have been identified as a result of the Company’s purchase accounting for past acquisitions. These assets are being amortized over their useful lives, determined to be 4.5 to 20 years, depending on the nature of the asset and the asset class. We review intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value is not recoverable. Intangible assets, net of accumulated amortization, were $6,333,000 and $6,500,000 as of September 30, 2007 and June 30, 2007, respectively. This decrease is due to amortization expense of $167,000 for the three months ended September 30, 2007.

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

Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the condensed consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $3,054,000 and $3,306,000 as of September 30, 2007 and June 30, 2007, respectively.

Contingencies and Litigation. We are currently involved in certain legal proceedings and, as required, have accrued estimates of probable costs for the resolution of these claims. These estimates have been developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note L. “Contingencies” to the Condensed Consolidated Financial Statements.

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

Business segments

The Company’s product lines consist of shape memory alloys (“SMAs”) and specialty polymer-extrusion products. Currently, the predominant SMA utilized by the Company is a nickel-titanium alloy commonly referred to as nitinol. Both product lines provide design, engineering, development and manufacturing services primarily to the medical device industry using the Company’s proprietary shape memory alloy and polymer-extrusion technologies. Medical device products utilizing these technologies include stent components, catheter components, guidewires, laparoscopic surgical sub-assemblies, and orthopedic instruments. The Company operates as two business segments: (i) Nitinol Products Segment, and (ii) Polymer Products Segment.

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

Three months ended September 30, 2007, compared to Three months ended September 30, 2006

The following table compares revenues and gross margin by business segment for the three months ended September 30, 2007 and 2006.

	Three months ended September 30,
	2007		2006		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$		%
Revenues
Nitinol Products Segment	$9,590,000	69.3%	$9,420,000	68.1%		$170,000	1.8%
Polymer Products Segment	4,307,000	31.1	4,417,000	32.0		(110,000)	(2.5)%
Eliminations	(67,000)	(0.4)	(7,000)	(0.1)		(60,000)	857.1%
Total	$13,830,000	100.0%	$13,830,000	100.0%	$	---	---

Gross Profit
Nitinol Products Segment	$3,163,000	33.0%	$3,757,000	39.9%		$(594,000)	(15.8)%
Polymer Products Segment	1,669,000	38.8%	1,966,000	44.5%		(297,000)	(15.1)%
Total	$4,832,000	34.9%	$5,723,000	41.4%		$(891,000)	(15.6)%

The following table sets forth information with respect to the Company’s condensed consolidated statements of income for the three months ended September 30, 2007 and 2006.

	Three months ended September 30,
	2007		2006		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$		%
Revenues	$13,830,000	100.0%	$13,830,000	100.0%	$	---	---
Cost of revenues	8,998,000	65.1	8,107,000	58.6		891,000	11.0%
Gross profit	4,832,000	34.9	5,723,000	41.4		(891,000)	(15.6)%

Operating expenses:
Research and development	654,000	4.7	493,000	3.5		161,000	32.7%
General, selling and administration	3,354,000	24.3	3,260,000	23.6		94,000	2.9%
Amortization of intangible assets	126,000	0.9	126,000	0.9		---	---
Other	(11,000)	(0.1)	(17,000)	(0.1)		6,000	(35.3)%
	4,123,000	29.8	3,862,000	27.9		261,000	6.8%
Operating income	709,000	5.1	1,861,000	13.5		(1,152,000)	(61.9)%

Interest
Expense	(23,000)	(0.2)	(306,000)	(2.2)		283,000	(92.5)%
Income	26,000	0.2	92,000	0.6		(66,000)	(71.7)%
	3,000	---	(214,000)	(1.6)		217,000	(101.4)%

Income before income taxes	712,000	5.1	1,647,000	11.9		(935,000)	(56.8)%
Provision for income taxes	288,000	2.1	632,000	4.6		(344,000)	(54.4)%
Net income	$424,000	3.0%	$1,015,000	7.3%		$(591,000)	(58.2)%

Revenues. Revenues remained unchanged at $13,830,000 in the first quarter of both fiscal 2008 and fiscal 2007. Revenues increased 1.8% in the Nitinol Products Segment and there was a 2.5% decrease in revenues in the Polymer Products Segment. The Polymer Products Segment’s revenues for the first quarter of fiscal 2008 decreased $110,000 to $4,307,000 as compared to $4,417,000 during the same quarter in fiscal 2007. This decrease in revenues was a result of decreased shipments of catheter products to two customers. One customer in particular, upon discovering excess inventory, significantly reduced its requirements from a year ago. Additionally, the Polymer Products Segment decreased slightly to 31.1% of total revenues in the first quarter of fiscal 2008 from 32.0% in the first quarter of fiscal 2007.

Revenues for the Nitinol Products Segment increased 1.8% or $170,000 to $9,590,000 in the first quarter of fiscal 2008 from $9,420,000 during the same period in fiscal 2007. This increase in revenues resulted primarily from increased sales of a newer generation stent component, which was partially offset by price reductions per the contract for certain established products combined with unit volume decreases in older generation stent components. Additionally, revenues increased for Endocatch™ products of approximately $100,000 in the first quarter of fiscal 2008 from the same period in the prior year due to increased volume, however, the revenue growth from the increased volume was partially offset by predetermined contractual pricing declines on this product. Revenues from superelastic nitinol tube decreased approximately $125,000 in the three months ended September 30, 2007 from the same period in the prior year. This segment also continued to experience decreased shipments of nitinol tube-based stent components, which decreased approximately $400,000. Looking forward to the remainder of fiscal 2008, the Company anticipates that overall nitinol stent component revenues for fiscal 2008 will experience some decline from their levels in fiscal 2007. The reason for this decline relates primarily to the continuing impact of pricing pressure plus an anticipated reduction in shipments of tube-based stent components to our largest customer because of market share adjustments and the customer’s desire for a “second source of products.” In fiscal 2007, the Polymer Products Segment introduced a new product line exclusively dedicated to secondary operations capabilities for medical polymer tubing as an avenue to increasing value-added services to its customers. The Company added these capabilities in anticipation of increased revenues. Although the Company continues to work on new products, there can be delays in revenues from customers due to a slow validation process, product redesign or other factors.

Costs and Expenses. Cost of revenues increased $891,000, or 11%, to $8,998,000 in the first quarter of fiscal 2008 from $8,107,000 in the first quarter of fiscal 2007. The increase was due primarily to increased material costs, unfavorable production variances as a result of production inefficiencies (which the Company believes have been rectified), lower production volumes combined with higher spending on personnel and new equipment to support planned future growth. The Nitinol Products Segment operated at a lower gross margin in the first quarter of fiscal 2008 than in the same period in fiscal 2007 primarily due to the unfavorable production variances and price reductions per the contract with respect to the cost of established products. Additionally, there was a shift in the product mix of shipments towards those products with lower margins from those with higher gross margins, such as nitinol superelastic tube. The Polymer Products Segment’s gross margin continues to be higher than the gross margin of the Nitinol Products Segment. However, the Polymer Products Segment’s gross margin also was lower in the first quarter of fiscal 2008 as compared to the prior year period. It decreased to 38.8% of revenues in the first quarter of fiscal 2008 from 44.5% in the first quarter of fiscal 2007 as the segment experienced a decline in revenues from some of its higher margin products and it experienced higher production costs and a 2.5% decrease in revenues. The Company continues to invest in personnel and equipment to provide capacity to support the anticipated growth of the Polymer Products Segment.

As a result of these factors, the Company’s consolidated gross profit decreased from 41.4% in the first quarter of fiscal 2007 to 34.9% in the first quarter of fiscal 2008. See the table in the beginning of this section for additional information on the results of the business segments. The Company’s ability to maintain or grow its gross profit margin is dependent on several factors. One is the product mix of the Company’s shipments, which can be affected by customer requirements, capacity of specific product lines and general timing. Another is the success of the Company in securing sufficient business to absorb plant overhead, particularly in the higher margin nitinol tube business. A third is developing successful new products to offset the pricing pressures on older generation technology. In fiscal 2008, an anticipated reduction from prior year levels in shipments of tube-based stent components will make it difficult to maintain gross profits in the Nitinol Products Segment. The Company continues to invest in the manufacturing operations of its Polymer Products Segment, including staff, equipment, and systems to grow the segment’s revenues over the next several years. These investments are expected to continue for the foreseeable future and may have the effect of reducing profitability, particularly in the short term, of the Polymer Products Segment.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets increased $261,000, or 7%, to $4,123,000 in the first quarter of fiscal 2008, compared to $3,862,000 in the first quarter of fiscal 2007. The increase in operating expenses in the first quarter of fiscal 2008 primarily was due to increases in personnel costs, professional fees and research and development costs. The Company expects the increased level of administrative expenses to continue throughout fiscal 2008. The increased professional fees are related to the implementation of Sarbanes-Oxley Section 404 compliance requirements in fiscal 2008 and audit fees. The increased research and development costs resulted primarily from an increase in time spent on Company research and development activities and less time spent on customer funded activities. Total operating expenses as a percentage of revenues increased to 29.8% in the first quarter of fiscal 2008 from 27.9% in the first quarter of fiscal 2007.

Net interest expense decreased $217,000 to net interest income of $3,000 in the first quarter of fiscal 2008 as compared to net interest expense of $214,000 in the first quarter of fiscal 2007. The change from period to period was due to a decrease in interest expense, which was partially offset by a $66,000 decrease in interest income. Interest expense decreased primarily due to lower average debt balance as the Company prepaid $6,723,000 of debt during the second half of fiscal 2007. As a result, the interest income decreased due to decreased invested cash balances in the first quarter of fiscal 2008 compared to the same period in the prior year.

Income Taxes. The Company recorded a provision for income taxes of $288,000 for the first quarter of fiscal 2008, compared to $632,000 for the first quarter of fiscal 2007. The effective tax rate was 40% for the first quarter of fiscal 2008 as compared to 38% for the same period in fiscal 2007. The decrease in the provision for income taxes is directly related to the decrease in income before income taxes in fiscal 2008.

Net Income. As a result of the factors discussed above, the Company recognized net income of $424,000 in the first quarter of fiscal 2008 compared to net income of $1,015,000 for the same period in fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Company’s cash and cash equivalents balance was $3,541,000, an increase of $1,140,000 from $2,401,000 at the start of fiscal 2008. This increase in cash and cash equivalents was due primarily to cash provided by operations, which exceeded the cash used for principal payments on notes payable and capital expenditures.

Net cash provided by operations was $1,753,000 for the three months ended September 30, 2007, a decrease of $196,000 from $1,949,000 provided during the three months ended September 30, 2006. This decrease was due principally to reduced net income and an increase of $8,000 in accounts receivable for the three months ended September 30, 2007 as compared to a $779,000 decrease in the same period during the prior year. The significant decrease in accounts receivable in the first quarter of fiscal 2007 was due to an increased concentration on accounts receivable management and cash collections during the three months ended September 30, 2006.

Net cash used in investing activities decreased $75,000 to $576,000 for the three months ended September 30, 2007 compared to $651,000 during the three month period ended September 30, 2006. In these periods in fiscal 2008 and 2007, the primary capital requirements were to fund capital expenditures. The capital expenditures in the three months ended September 30, 2007 were primarily for production equipment at both the Polymer Products and Nitinol Products facilities.

During the three months ended September 30, 2007, net cash used in financing activities was $37,000, primarily reflecting the scheduled pay-down of the notes payable to Webster Business Credit Corporation. During the three months ended September 30, 2006, net cash used in financing activities was $218,000, primarily reflecting the scheduled pay-down of the notes payable to Webster Business Credit Corporation of $339,000, partially offset by the proceeds from the issuance of common stock from the exercise of stock options and warrants for $125,000.

Working capital at September 30, 2007 was $10,891,000, an increase of $656,000 from $10,235,000 at June 30, 2007. The increase in working capital is primarily due to the Company’s net cash from operations which exceeded the capital expenditures and principal payments on notes payable for the three months ended September 30, 2007.

On November 9, 2004, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”). The Webster Agreement includes a term loan facility (the “Term Loan Facility”) consisting of a five year term loan of $1.9 million (the “Five Year Term”) and a three year term loan of $2.5 million (the “Three Year Term”). On March 26, 2007 the Company prepaid the principal amounts outstanding on the Term Loan Facility. The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. As of September 30, 2007, there were no amounts outstanding under the revolving line of credit. Additionally, the Webster Agreement includes an equipment line of credit that provided for equipment financing. As of September 30, 2007, the balance outstanding under the equipment line of credit was $738,000. No additional amounts are available to be borrowed under the equipment line of credit. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

The Webster Agreement contains various restrictive covenants, including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with a fixed charge coverage ratio and leverage ratio, as defined.

On August 24, 2004, the Company entered into a joint development program (the “Agreement”) with Biomer Technology Limited (“Biomer”), a privately owned company specializing in the development and manufacture of state-of-the-art polymers and biocompatible coatings for stents and other medical devices. Under the terms of the Agreement, the Company made a $400,000 initial investment in Biomer in the form of a 2% unsecured convertible promissory note (the “Note”). Interest on the Note was payable upon conversion, or upon repayment of the Note. Under the terms of the Note, the Note plus accrued interest was to be converted into ordinary shares of Biomer stock upon the occurrence of the earlier of, as defined, the successful completion of the joint development program, an additional equity financing of Biomer, the sale of Biomer, or December 31, 2005. On October 5, 2005, Biomer completed an equity financing which triggered conversion of the Note into 37,860 ordinary shares of Biomer stock. The amount of the Company’s initial investment and accrued interest of $409,000 was converted to an investment as of October 5, 2005 which, since the Company does not have a controlling ownership interest or significant influence over Biomer’s financial reporting or operations, has been accounted for on the cost basis.

The Agreement requires the Company to make an additional equity investment of at least $350,000 in Biomer in the event, as defined, a financing of Biomer occurs after the Note has been converted and successful completion of the joint development program has been accomplished.

On November 6, 2006, the Company entered into a licensing agreement with Biomer for the exclusive worldwide license to a biocompatible coating technology with potential drug-eluting capabilities for use on Nitinol stents. The agreement also requires the Company to sponsor a pre-clinical evaluation using Biomer’s passive coatings on a self-expanding Nitinol stent platform. The agreement requires the Company to pay $305,000 for the pre-clinical evaluation and Biomer’s management over the course of the evaluation. On December 23, 2006, the Company paid $153,000 to Biomer, as required by the agreement. The remaining $152,000 is payable after pre-clinical evaluation has been completed and Biomer has issued its report thereon to the Company. The $305,000 is being charged to Research and Development Expense as the pre-clinical evaluation is conducted. The pre-clinical evaluation began in June 2007 and the Company recognized Research and Development expense of $115,000 in the three months ended September 30, 2007.

The Company has requirements to fund plant and equipment projects to support the expected long-term increase in sales volume of shape memory alloys and extruded-polymer products. The Company expects that it will be able to finance these expenditures through a combination of existing working capital cash flows generated through operations and increased borrowings (including equipment financing). The largest risk to the liquidity of the Company would be an event that caused an interruption of cash flow generated through operations, because such an event could also have a negative impact on the Company’s ability to access credit. The Company’s current dependence on a limited number of products and customers represents the greatest risk to operations.

The Company has in the past grown through acquisitions (primarily the acquisition of Putnam Plastics on November 9, 2004). As part of its continuing growth strategy, the Company expects to continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company’s existing businesses. In the event that the Company should make an acquisition, it intends to use available cash from operations, debt, and authorized but unissued common stock to finance any such acquisitions.

In July 2007, the Company signed amended lease agreements for its manufacturing facilities located in Menlo Park, California. The term of the amended leases began on July 1, 2007 and expires on June 30, 2011.

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

Impact of recently issued accounting standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 effective July 1, 2007. Upon adoption, the Company recognized a decrease of $80,000 in the liability for unrecognized tax benefits, which was accounted for through a decrease in accumulated deficit.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would also be required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is in the process of evaluating the impact of adopting SFAS No. 159 on the consolidated financial statements.

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

•	the possibility that adequate insurance coverage and reimbursement levels for our products will not be available

•	our dependence on outside suppliers and manufacturers

•	availability, variability and quality of raw materials

•	our exposure to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical products

•	the ability to retain management

•	business abilities and judgment of personnel

•	availability of qualified personnel

•	labor and employee benefit costs

•	natural disasters or other disruptions affecting Information Technology and telecommunication infrastructures

•	acts of war and terrorist activities

•	possible outbreaks of severe acute respiratory syndrome, or SARS, bird flu, or other diseases

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the Company’s disclosure on this matter made in the Annual Report on Form 10-K for the year ended June 30, 2007.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2007. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a co-defendant in a series of counterclaims filed by Kentucky Oil, NV (“Kentucky Oil”) against the Company and a third-party, Schlumberger Technologies Corporation (“Schlumberger”). The referenced action was initiated by a filing made by the Company in the U.S. District Court for the Southern District of Texas on May 14, 2004. The Company filed the action in response to written statements made by Kentucky Oil to Schlumberger alleging that the Company had misappropriated proprietary technology from Kentucky Oil and improperly transferred it to Schlumberger. In its complaint, the Company alleged that Kentucky Oil committed libel, business disparagement, and engaged in unfair business practices against the Company as a result of the statements. In addition, the Company requested a declaratory judgment that no misappropriation of technology occurred.

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

Kentucky Oil filed an Answer and Counterclaims on November 2, 2004, which included counterclaims against the Company for breach of a Collaboration Agreement, on behalf of Kentucky Oil (“First and Second Counterclaims”), against the Company and Schlumberger for misappropriation of trade secrets (“Third Counterclaim”), conversion of intellectual property (“Fourth Counterclaim”), joinder of Defendant Peter Besselink as co-inventor of several patent applications filed by Schlumberger based on the alleged misappropriated intellectual property (“Fifth Counterclaim”), and, alternatively, for a declaration that the Schlumberger patent applications are invalid and unenforceable (“Sixth Counterclaim”). In February 2005, the Company and Schlumberger filed motions to dismiss Kentucky Oil’s Third, Fourth, Fifth and Sixth Counterclaims. The motions were heard on April 1, 2005 and, on April 8, 2005, the Court issued an Order granting the motions to dismiss as to the Fourth, Fifth and Sixth Counterclaims, and denying the motions as to the Third Counterclaim (as discussed below, the Third Counterclaim was subsequently dismissed by summary judgment).

On May 6, 2005, Kentucky Oil filed its second amended counterclaims, adding claims against the Company and Schlumberger for unfair competition and unjust enrichment. Schlumberger filed a motion to dismiss the two new counterclaims in June 2005, and a hearing on the motions was held on July 8, 2005. On June 30, 2005, the parties held a mediation session before a court appointed mediator in which the parties did not reach a settlement. On July 14, 2005, the Court issued an order denying the motion to dismiss the newly added counterclaims (as discussed below, the counterclaims for unfair competition and unjust enrichment were subsequently dismissed by summary judgment).

On May 12, 2006, the Company and Schlumberger filed a motion for summary judgment that Kentucky Oil lacks standing to assert causes of action for trade secrets misappropriation and or correction of inventorship. A hearing on the motion was held on July 21, 2006 and, on December 18, 2006, the Court issued an Order acknowledging that Kentucky Oil had failed to establish ownership of the alleged trade secrets due to a faulty chain of title between previous alleged owners. However, the Court declined to enter summary judgment, but rather granted Kentucky Oil until January 10, 2007 to cure the evidentiary deficiency. Kentucky Oil filed a supplemental affidavit prior to the deadline. Pursuant to the Court’s Order, the Company and Schlumberger filed objections to the supplemental evidence within five days. In an Order dated September 20, 2007, the Court found that Kentucky Oil’s supplemental evidence was sufficient to cure the evidentiary deficiency and denied the motion for summary judgment.

On January 26, 2007, the Company and Schlumberger filed multiple motions for summary judgment against Kentucky Oil’s several counterclaims, including motions for summary judgment that: (1) Kentucky Oil is estopped from asserting loss of trade secrets, (2) Kentucky Oil’s claim for misappropriation of trade secrets and related claim for breach of contract is barred by the statute of limitations, (3) no trade secrets were misappropriated, (4) Peter Besselink made no inventive contribution to Schlumberger’s patents; (5) Kentucky Oil has not suffered any compensable injury; and for (6) partial summary judgment on Kentucky Oil’s claims for unfair competition and unjust enrichment. On September 20, 2007, the Court issued an order granting the motion for summary judgment that Kentucky Oil’s claim for misappropriation of trade secrets is barred by the statute of limitation (motion No. 2 above) (the Court held that the breach of contract claims against the Company was not barred). Further, on November 5, 2007, the Court issued an order granting the motion for summary judgment that Kentucky Oil has not suffered any compensable injury and dismissing Kentucky Oil’s claims for unfair competition and unjust enrichment (motion Nos. 5 and 6 above). The remaining motions for summary judgment were denied. It should be noted that the motion that Kentucky Oil has not suffered any compensable injury applied only to its claims for unfair competition and unjust enrichment, not the breach of contract claims. The Company has filed a motion to exclude evidence to bar any presentation of evidence of damages at trial based on the breach of contract claim.  Pretrial hearing for oral argument on this motion and other pending motions to exclude evidence is scheduled for November 19, 2007. Trial is scheduled to begin on November 26, 2007.

On June 13, 2007, the Company filed a motion to dismiss Kentucky Oil’s counterclaims for lack of subject matter jurisdiction. In the motion to dismiss, the Company argued that Kentucky Oil lacks standing to assert its counterclaims in California because Kentucky Oil’s alleged predecessor in interest, United Stenting, Inc., was never qualified under California regulations to conduct business in California. The Company also reaffirmed its argument that Kentucky Oil lacks standing to sue for damages because Kentucky Oil never acquired rights to non-medical applications of the Biflex technology. The Court denied this motion in its Order of November 5, 2007.

On August 3, 2007, Kentucky Oil filed a motion to amend its counterclaims to include seven additional patents that have been issued to Schlumberger based on the disputed technology over the past several months. The Company and Schlumberger filed oppositions on the grounds that Kentucky Oil’s motion is untimely, prejudicial and futile. On November 7, 2007, the Court issued an Order allowing Kentucky Oil to add six of the seven newly issued patents to its counterclaims.

Pursuant to the Court’s January 4, 2007 Order in response to a motion to compel, Kentucky Oil served a supplemental initial disclosure on January 11, 2007, delineating the bases for its alleged damages. In the disclosure, Kentucky Oil contends that its current calculation for unmultiplied damages is approximately $30 million. Kentucky Oil also served two expert reports in support of its alleged damages on January 19, 2007. Notwithstanding the fact that Kentucky Oil bears the burden of proof on damages, the Company served an initial expert report on damages on January 19, 2007 concluding, inter alia, that Kentucky Oil’s alleged damages are speculative and contrary to the evidence. The Company served a full rebuttal to Kentucky Oil’s expert reports on February 9, 2007. The Company and Kentucky Oil also exchanged expert reports on certain technological issues on January 19, 2007 and served rebuttal reports on February 9, 2007. Pursuant to the Court’s orders of September 20, 2007 and November 5, 2007 discussed above, Kentucky Oil is not entitled to any damages from the Company under its claims for misappropriation of trade secrets, unfair competition and unjust enrichment. Kentucky Oil’s sole remaining claim for damages lies under its claims for breach of contract and, as mentioned above, oral argument is scheduled to be heard on November19, 2007 to bar any evidence at trial concerning damages on the breach of contract claims.

On December 29, 2006, Kentucky Oil forwarded a settlement proposal to the Company and Schlumberger calling for, inter alia, a lump sum payment of $5 million jointly from the Company and Schlumberger and an assignment of all of the Company’s rights under the Company- Schlumberger Development Agreement to Kentucky Oil. The proposal also includes a multi-faceted licensing arrangement between Kentucky Oil and Schlumberger over the disputed Schlumberger patents. Both the Company and Schlumberger rejected the settlement proposal and declined to make a counterproposal at that time. On March 14, 2007, the parties met for a settlement conference before the magistrate judge (the Court previously ordered the parties to engage in a settlement conference prior to trial). During the settlement conference, a number of settlement offers and counter offers were made. The settlement conference did not result in a resolution of this matter. The Company believes the counterclaims are without merit and is vigorously defending its position. However, the Company recorded a liability as of June 30, 2007 and charged the amount to operations during the year ended June 30, 2007 for its share of the last combined settlement offer made by the Company and Schlumberger to Kentucky Oil. Although the Company cannot predict with certainty the ultimate resolution of this litigation, the Company does not believe that it is likely to have a material adverse effect on its consolidated financial statements.

ITEM 1A.	RISK FACTORS

There have been no material changes from or additions to the risk factors previously disclosed in Item 1A to Part I. of our Form 10-K for the year ended June 30, 2007.

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

MEMRY CORPORATION

Date: November 13, 2007	By:	/S/ ROBERT P. BELCHER
Robert P. Belcher
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2007	By:	/S/ RICHARD F. SOWERBY
Richard F. Sowerby
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)