Form 10-Q
period 2007-12-31
MEMRY CORP
filed 2008-02-07
CIK 720896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of February 4, 2008, 29,874,814 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

MEMRY CORPORATION
FORM 10-Q
For the quarter ended December 31, 2007

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Memry Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2007	June 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$2,959,000	$2,401,000
Accounts receivable, less allowance for doubtful accounts	6,793,000	6,312,000
Inventories	6,428,000	6,230,000
Deferred tax assets	1,537,000	1,537,000
Prepaid expenses and other current assets	311,000	381,000
Total current assets	18,028,000	16,861,000

Property, plant and equipment	26,198,000	24,737,000
Less accumulated depreciation	(17,176,000)	(15,920,000)
	9,022,000	8,817,000

Other assets
Intangible assets, less accumulated amortization	6,165,000	6,500,000
Goodwill	14,146,000	14,146,000
Deferred financing costs, less accumulated amortization	70,000	89,000
Investment	409,000	409,000
Deferred tax assets	1,407,000	1,769,000
Deposits and other assets	158,000	155,000
Total other assets	22,355,000	23,068,000
TOTAL ASSETS	$49,405,000	$48,746,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,259,000	$5,606,000
Notes payable	222,000	970,000
Income tax payable	6,000	50,000
Total current liabilities	6,487,000	6,626,000
Notes payable, less current maturities	568,000	645,000
Other non-current liabilities	---	125,000
Commitments and contingencies (see notes)
Stockholders’ equity
Common stock, $0.01 par value, 60,000,000 shares authorized; 29,874,814 and 29,851,870 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively	299,000	299,000
Additional paid-in capital	56,776,000	56,471,000
Accumulated deficit	(14,725,000)	(15,420,000)
Total stockholders’ equity	42,350,000	41,350,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,405,000	$48,746,000

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months and Six Months Ended December 31, 2007 and 2006
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Revenues	$13,829,000	$12,506,000	$27,659,000	$26,336,000
Cost of revenues	9,163,000	9,078,000	18,161,000	17,185,000
Gross profit	4,666,000	3,428,000	9,498,000	9,151,000

Operating expenses
Research and development	488,000	337,000	1,142,000	830,000
General, selling and administration	3,765,000	3,272,000	7,119,000	6,532,000
Amortization of intangible assets	126,000	126,000	252,000	252,000
Other	(20,000)	(8,000)	(31,000)	(25,000)
	4,359,000	3,727,000	8,482,000	7,589,000
Operating income (loss)	307,000	(299,000)	1,016,000	1,562,000

Interest
Expense	(13,000)	(266,000)	(36,000)	(572,000)
Income	22,000	106,000	48,000	198,000
	9,000	(160,000)	12,000	(374,000)
Income (loss) before income taxes	316,000	(459,000)	1,028,000	1,188,000
Provision for (benefit from) income taxes	125,000	(179,000)	413,000	453,000

Net income (loss)	$191,000	$(280,000)	$615,000	$735,000

Net income (loss) per common share
Basic	$0.01	$(0.01)	$0.02	$0.03
Diluted	$0.01	$(0.01)	$0.02	$0.02

Weighted average common shares used in calculation
Basic	29,873,559	29,601,754	29,868,234	29,357,145
Diluted	29,997,608	29,601,754	29,985,032	29,854,376

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash Flows From Operating Activities:
Net income	$615,000	$735,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,689,000	1,514,000
Deferred income taxes	362,000	438,000
Stock-based compensation	303,000	381,000
Accreted interest on notes payable	17,000	155,000
Reversal of asset retirement obligation and related asset	(106,000)	---
Loss from write-off of equipment	59,000	---
Change in operating assets and liabilities:
Accounts receivable	(481,000)	1,370,000
Inventories	(271,000)	67,000
Prepaid expenses and other current assets	70,000	(475,000)
Deposits and other assets	(3,000)	3,000
Accounts payable and accrued expenses	486,000	(732,000)
Income tax payable	36,000	(107,000)
Net cash provided by operating activities	2,776,000	3,349,000

Cash Flows From Investing Activities:
Capital expenditures	(1,451,000)	(1,264,000)
Proceeds from sale of equipment	---	5,000
Net cash used in investing activities	(1,451,000)	(1,259,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	2,000	856,000
Principal payments on notes payable	(769,000)	(1,546,000)
Net cash used in financing activities	(767,000)	(690,000)

Net increase in cash and cash equivalents	558,000	1,400,000
Cash and cash equivalents, beginning of period	2,401,000	6,965,000
Cash and cash equivalents, end of period	$2,959,000	$8,365,000

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$29,000	$460,000
Cash payments for income taxes	$29,000	$135,000

Supplemental Schedule of Noncash Items:
Settlement of note payable in exchange for inventory	$73,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three month and six month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 (“fiscal 2008”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2007 (“fiscal 2007”). In the first six months of fiscal 2008, there have been no material changes to the significant accounting policies, except for the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) are applicable to business combinations consummated on or after December 15, 2008 with early adoption prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. The Company does not currently have any noncontrolling interests.

Note B. EARNINGS PER SHARE

Basic earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted per share amounts assume the exercise of all potential common stock instruments unless the effect is antidilutive.

The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings per share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Weighted average number of basic shares outstanding	29,873,559	29,601,754	29,868,234	29,357,145
Effect of dilutive securities:
Warrants	---	---	---	167,391
Options	124,049	---	116,798	329,840
Weighted average number of diluted shares outstanding	29,997,608	29,601,754	29,985,032	29,854,376

Had the Company recognized net income for the three months ended December 31, 2006, the incremental shares attributable to the assumed exercise of outstanding warrants and stock options would have increased the weighted average diluted shares outstanding by 85,309 and 287,141 shares, respectively.

Stock options to purchase 3,011,167 and 1,007,630 shares for the three months ended December 31, 2007 and 2006, respectively, and 3,063,459 and 670,788 shares for the six months ended December 31, 2007 and 2006, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and therefore, their effect would be antidilutive. Additionally, warrants to purchase 250,000 shares of common stock for the three months and six months ended December 31, 2007 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of the common shares and therefore, their effect would also be antidilutive.

Note C. INVENTORIES

Inventories consist of the following at December 31, 2007 and June 30, 2007:

	December 31, 2007	June 30, 2007
Raw materials and supplies	$1,921,000	$2,672,000
Work-in-process	2,795,000	2,077,000
Finished goods	1,712,000	1,481,000
	$6,428,000	$6,230,000

Note D. INTANGIBLE ASSETS

The following table sets forth intangible assets, including the accumulated amortization as of June 30, 2007 and December 31, 2007:

		June 30, 2007
	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,467,000	$533,000
Customer relationships	15 years	3,400,000	605,000	2,795,000
Developed technology	15 years	2,500,000	444,000	2,056,000
Trade name	20 years	1,100,000	147,000	953,000
Employment agreement	4.5 years	400,000	237,000	163,000
Total		$9,400,000	$2,900,000	$6,500,000

		December 31, 2007
	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,533,000	$467,000
Customer relationships	15 years	3,400,000	718,000	2,682,000
Developed technology	15 years	2,500,000	528,000	1,972,000
Trade name	20 years	1,100,000	174,000	926,000
Employment agreement	4.5 years	400,000	282,000	118,000
Total		$9,400,000	$3,235,000	$6,165,000

Intangible assets are amortized on a straight-line basis over their expected useful lives. Amortization expense related to intangible assets was $168,000 and $168,000 for the three months ended December 31, 2007 and 2006, respectively. Amortization expense related to intangible assets was $335,000 and $335,000 for the six months ended December 31, 2007 and 2006, respectively. Amortization expense is expected to be $670,000 for the year ended June 30, 2008. Of these amounts, $83,000 was charged for the six months ended December 31, 2007 and $167,000 is expected to be charged for the year ended June 30, 2008 to cost of revenues. Estimated annual amortization expense of intangible assets for the next five years is expected to be as follows:

Year Ending June 30,

2009	$656,000
2010	582,000
2011	582,000
2012	448,000
2013	448,000
Thereafter	3,114,000
$5,830,000

Note E. GOODWILL

There were no changes in the carrying amount of goodwill for the six months ended December 31, 2007.

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

On November 6, 2006, the Company entered into a licensing agreement with Biomer for the exclusive worldwide license to a biocompatible coating technology with potential drug-eluting capabilities for use on Nitinol stents. The agreement also requires the Company to sponsor a pre-clinical evaluation using Biomer’s passive coatings on a self-expanding Nitinol stent platform. The agreement requires the Company to pay $305,000 for the pre-clinical evaluation and Biomer’s management over the course of the evaluation. On December 23, 2006, the Company paid $153,000 to Biomer, as required by the agreement. This $153,000 was recorded in Prepaid Expenses and Other Current Assets. In November 2007, the Company paid Biomer an additional payment of $50,000. The remaining $102,000 is payable after pre-clinical evaluation has been completed and Biomer has issued its report thereon to the Company. The $305,000 is being charged to Research and Development Expense as the pre-clinical evaluation is conducted. The pre-clinical evaluation began in June 2007 and the Company recognized Research and Development expense of $50,000 and $165,000 in the three months and six months ended December 31, 2007, respectively.

Note G. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2007 and June 30, 2007:

	December 31, 2007	June 30, 2007
Accounts payable	$2,368,000	$2,019,000
Accrued employee compensation	2,281,000	2,070,000
Accrued expenses - other	1,610,000	1,517,000
	$6,259,000	$5,606,000

Note H. NOTES PAYABLE

On November 9, 2004, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”). The Webster Agreement includes a term loan facility (the “Term Loan Facility”) consisting of a five year term loan of $1.9 million (the “Five Year Term”) and a three year term loan of $2.5 million (the “Three Year Term”). On March 26, 2007 the Company prepaid the principal amounts outstanding on the Term Loan Facility. The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. As of December 31, 2007, there were no amounts outstanding under the revolving line of credit. Additionally, the Webster Agreement includes an equipment line of credit that provided for equipment financing. As of December 31, 2007, the balance outstanding under the equipment line of credit was $703,000. No additional amounts are available to be borrowed under the equipment line of credit. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

The Webster Agreement contains various restrictive covenants, including, among others, the limitation of mergers, acquisitions and joint ventures, limitations on encumbrances and additional debt, limitations on the payment of dividends or redemption of stock and compliance with a fixed charge coverage ratio and leverage ratio, as defined.

In connection with the Company’s acquisition of substantially all of the assets and assumed liabilities of Putnam Plastics Corporation on November 9, 2004, the Company agreed to make deferred payments to the seller. The deferred payments totaled $2,500,000, were non-interest bearing and were required to be paid to the seller in three equal annual installments. The first and second of these installments of $833,000 were paid on November 9, 2005 and 2006, respectively. On November 9, 2007, the Company made a cash payment to the seller of $693,000 and returned certain inventory to the seller in accordance with the terms of the purchase agreement. The return of the inventory reduced the deferred payment obligation by $73,000. The Company settled the final portion of the obligation with a payment of $67,000 in January 2008.

Note I. OTHER NON-CURRENT LIABILITIES

At June 30, 2007, the Company had recorded a $125,000 liability for its estimate of the costs to remove certain leasehold improvements at the termination of the lease at one of its leased manufacturing facilities. The liability was included in “Other non-current liabilities.” In July 2007, the Company signed an amended lease agreement, whereby it was no longer required to remove these leasehold improvements. Therefore, the Company reversed the liability for the asset retirement obligation and wrote off the unamortized portion of the related asset. This resulted in a net gain of $106,000 and was recorded in cost of revenues during the six months ended December 31, 2007.

Note J. INCOME TAXES

The Company’s effective tax rate was approximately 40% for the three months and six months ended December 31, 2007. The Company expects the fiscal 2008 effective tax rate to be approximately 40%.

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

The Polymer Products Segment designs, manufactures and markets specialty polymer-extrusion products to companies serving the medical device, laser, fiber-optic, automotive and industrial markets. Its primary products are complex, multi-lumen, multi-layer extrusions used for guidewires, catheter shafts, delivery systems and various other interventional medical procedures. The Polymer Products Segment’s products are known for their complex configurations, multiple material construction and innovative designs, all while maintaining tight tolerances. In 2007, the Polymer Products Segment introduced a new product line exclusively dedicated to secondary operations capabilities for medical polymer tubing. Secondary operation solutions offered include tipping/welding, hole drilling, precision cutting, custom grinding, skiving/punching, flaring, molding, printing, and product assembly.

Included in the line item “Corporate items and eliminations” below are the eliminations between the two segments, as well as general and corporate items. Business segment information is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenues
Nitinol Products	$10,138,000	$8,334,000	$19,728,000	$17,754,000
Polymer Products	3,724,000	4,198,000	8,031,000	8,615,000
Eliminations	(33,000)	(26,000)	(100,000)	(33,000)
Consolidated	$13,829,000	$12,506,000	$27,659,000	$26,336,000

Gross profit
Nitinol Products	$3,827,000	$1,894,000	$6,990,000	$5,651,000
Polymer Products	839,000	1,534,000	2,508,000	3,500,000
Consolidated	$4,666,000	$3,428,000	$9,498,000	$9,151,000

	December 31, 2007	June 30, 2007
Total Assets
Nitinol Products	$17,770,000	$16,798,000
Polymer Products	24,886,000	25,304,000
Corporate items and eliminations	6,749,000	6,644,000
Consolidated	$49,405,000	$48,746,000

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

On December 29, 2006, Kentucky Oil forwarded a settlement proposal to the Company and Schlumberger calling for, inter alia, a lump sum payment of $5 million jointly from the Company and Schlumberger and an assignment of all of the Company’s rights under the Company- Schlumberger Development Agreement to Kentucky Oil. The proposal also included a multi-faceted licensing arrangement between Kentucky Oil and Schlumberger over the disputed Schlumberger patents. Both the Company and Schlumberger rejected the settlement proposal and declined to make a counterproposal at that time. On March 14, 2007, the parties met for a settlement conference before the magistrate judge (the Court previously ordered the parties to engage in a settlement conference prior to trial). During the settlement conference, a number of settlement offers and counter offers were made. The settlement conference did not result in a resolution of this matter. The Company recorded a liability as of June 30, 2007 and charged the amount to operations during the year ended June 30, 2007 for its share of the last combined settlement offer made by the Company and Schlumberger to Kentucky Oil.

Pursuant to the Court’s January 4, 2007 Order in response to a motion to compel, Kentucky Oil served a supplemental initial disclosure on January 11, 2007, delineating the bases for its alleged damages. In the disclosure, Kentucky Oil contended that its calculation for unmultiplied damages was approximately $30 million. Kentucky Oil also served two expert reports in support of its alleged damages on January 19, 2007. Notwithstanding the fact that Kentucky Oil bears the burden of proof on damages, the Company served an initial expert report on damages on January 19, 2007 concluding, inter alia, that Kentucky Oil’s alleged damages are speculative and contrary to the evidence. The Company served a full rebuttal to Kentucky Oil’s expert reports on February 9, 2007. The Company and Kentucky Oil also exchanged expert reports on certain technological issues on January 19, 2007 and served rebuttal reports on February 9, 2007. Pursuant to the Court’s orders of September 20, 2007 and November 5, 2007 discussed below, Kentucky Oil is not entitled to any damages from the Company under its claims for misappropriation of trade secrets, unfair competition and unjust enrichment. Kentucky Oil’s sole remaining claim for damages lies under its claims for breach of contract.

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

On September 20, 2007, the Court issued an Order granting the Company and Schlumberger’s motions for summary judgment that Kentucky Oil’s claim for misappropriation of trade secrets is barred by the statute of limitation (motion No. 2 above) (the court held that the breach of contract claims against the Company were not barred). Further, on November 5, 2007, the Court issued an Order granting the Company and Schlumberger’s motions for summary judgment dismissing Kentucky Oil’s claim for unfair competition (motion No. 6 above). By this Order, the Court also dismissed Kentucky Oil’s claim for unjust enrichment against the Company and Schlumberger (motion No. 6 above), and granted the Company and Schlumberger’s motions that Kentucky Oil had not suffered any compensable injury under its unfair competition and unjust enrichment claims. However, in an oral ruling prior to trial, the Court reinstated the unjust enrichment claims as against Schlumberger in response to a Motion for Reconsideration filed by Kentucky Oil on November 9, 2007. The Court indicated that there could be no unjust enrichment claim against the Company if Kentucky Oil prevailed on its breach of contract claims. The remaining motions for summary judgment (motion Nos. 1, 3, and 4 above) were denied.

A court ordered settlement conference was also held on November 28, 2007 but was unsuccessful.

Trial on this matter commenced on November 28, 2007, with Kentucky Oil’s breach of contracts claims tried before a jury and the issues of unjust enrichment and inventorship tried before the judge. Kentucky Oil rested its case on December 11, 2007, at which time the Company moved for Judgment as A Matter of Law pursuant to Rule 50(a)(1) of the Federal Rules of Civil Procedure on several grounds, including: (1) that there was insufficient evidence to establish a breach of contract because there was no written record of a single “confidential” document being transferred by the Company to Schlumberger; (2) the bi-stable design was in the public domain and on the internet as of July 30, 1998; (3) the use of toggles (and finite element analysis) was publicly disclosed in September of 1999; (4) that the Company is not legally responsible for the contractual obligations of Memry Europe; (5) that the oil well casing was subject to independent development; and (6) that Kentucky Oil’s damages expert’s opinion was speculative. Schlumberger also moved for Judgment as a Matter of Law. The Court decided that it would set a future date to hear these motions and the trial proceeded. The Company commenced its case on December 12, 2007, which was then followed by Schlumberger’s case. Kentucky Oil moved for Judgment as A Matter of Law at the conclusion of the Company’s case. The Company and Schlumberger renewed their Motions for Judgment as A Matter of Law at the conclusion of all evidence.

On December 20, 2007, the jury returned a verdict on the breach of contract claims, finding that the Company breached the Collaboration Agreement by (1) transferring two specific items of alleged confidential information to Schlumberger (on the verdict form, the jury declined to find that six other alleged items of confidential information had been transferred) and (2) by failing to assign its rights to the bi-stable designs developed with Schlumberger to Kentucky Oil (or Kentucky Oil’s predecessor). The jury awarded Kentucky Oil $6 million in compensatory damages for the alleged breach.

Following the verdict, the Court scheduled a hearing date on the various trial motions for January 25, 2008. The Court did not issue any finding on the unjust enrichment claims and inventorship claims against the Company and Schlumberger. On December 21, 2007, Kentucky Oil filed a motion for pre-judgment interest. The Company filed an opposition on January 4, 2008. The Motion was scheduled to be heard on January 25, 2008. On January 25, 2008, a case management conference was held. The Court did not rule on any pending motions. The Court instead requested that the parties determine a briefing schedule to address their respective additional trial motions under Rule 50 as well as new trial motions under Rule 59 of the Federal Rules of Civil Procedure.

The Company intends to file its additional motions for judgment as a matter of law under Rule 50 and its new trial motion under Rule 59 on February 15, 2008. Kentucky Oil is expected to file its request for findings of law and fact on its inventorship claim and any motions under Rule 50 on February 15, 2008. A hearing on the additional motions is currently scheduled for April 16, 2008, where it is anticipated that at least the following issues will be heard: the election of remedies (between intellectual property rights and damages), double counting of damages, joint and several liability, adequacy of the evidence on liability and damages, inventorship and prejudgment interest. It is anticipated that it will be several months before there is a ruling on these issues.

The Court also ordered the parties to attend an additional mediation session, which has yet to be scheduled.

The amount of damages the Company may be required to pay remains uncertain. The Company could be liable for the entire judgment on damages with potential prejudgment interest or may be held joint and severally liable for such damages with Schlumberger. Pre-judgment interest is not awarded as a matter of right. Additionally, the amount of damages, issues with respect to double counting, and the election of remedies could greatly impact the final damages award. As a result, the Company has not recorded any additional liability related to the Kentucky Oil litigation. There can be no assurance as to the ultimate outcome of the aforementioned litigation and the related legal and contractual obligations among the various parties. The Company intends to continue to vigorously pursue its interests with respect to such matters.

There are various other lawsuits and claims pending against the Company incidental to its business. Although the final results in such other suits and proceedings cannot be predicted with certainty, in the opinion of the Company’s management, the ultimate liability, if any, will not have a material adverse effect on the consolidated financial statements.

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

ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. For our accounting policies that, among others, are critical to the understanding of our results of operations due to the assumptions we make in their application, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended June 30, 2007. Senior management has discussed the development and selection of these accounting policies, and estimates, and the related disclosures with the Audit Committee of the Board of Directors. See Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2007 for our significant accounting policies. In the first six months of the year ending June 30, 2008 (“fiscal 2008”), there have been no material changes to the significant accounting policies. We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) effective July 1, 2007. The adoption of FIN 48 has not had a material impact on our consolidated financial statements.

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

Goodwill and Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value. Goodwill was $14,146,000 as of December 31, 2007 and June 30, 2007.

Intangible assets consist primarily of management’s estimates of the values of patents, developed technology, customer relationships, trade name, and other intangible assets that have been identified as a result of the Company’s purchase accounting for past acquisitions. These assets are being amortized over their useful lives, determined to be 4.5 to 20 years, depending on the nature of the asset and the asset class. We review intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value is not recoverable. Intangible assets, net of accumulated amortization, were $6,165,000 and $6,500,000 as of December 31, 2007 and June 30, 2007, respectively. This decrease is due to amortization expense of $168,000 and $335,000 for the three months and six months ended December 31, 2007, respectively.

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

Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the condensed consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $2,944,000 and $3,306,000 as of December 31, 2007 and June 30, 2007, respectively.

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

The Polymer Products Segment designs, manufactures and markets specialty polymer-extrusion products to companies serving the medical device, laser, fiber-optic, automotive and industrial markets. Its primary products are complex, multi-lumen, multi-layer extrusions used for guidewires, catheter shafts, delivery systems and various other interventional medical procedures. The Polymer Products Segment’s products are known for their complex configurations, multiple material construction and innovative designs, all while maintaining tight tolerances. In 2007, the Polymer Products Segment introduced a new product line exclusively dedicated to secondary operations capabilities for medical polymer tubing. Secondary operation solutions offered include tipping/welding, hole drilling, precision cutting, custom grinding, skiving/punching, flaring, molding, printing, and product assembly.

Included in the line item “Eliminations” below are the eliminations between the two segments.

Three months ended December 31, 2007, compared to Three months ended December 31, 2006

The following table compares revenues and gross margin by business segment for the three months ended December 31, 2007 and 2006.

	Three months ended December 31,
	2007		2006		Increase/(decrease)
Revenues	$	% of Revenues	$	% of Revenues	$	%
Nitinol Products Segment	$10,138,000	73.3%	$8,334,000	66.6%	$1,804,000	21.6%
Polymer Products Segment	3,724,000	26.9	4,198,000	33.6	(474,000)	(11.3)%
Eliminations	(33,000)	(0.2)	(26,000)	(0.2)	(7,000)	26.9%
Total	$13,829,000	100.0%	$12,506,000	100.0%	$1,323,000	10.6%

Gross Profit
Nitinol Products Segment	$3,827,000	37.7%	$1,894,000	22.7%	$1,933,000	102.1%
Polymer Products Segment	839,000	22.5%	1,534,000	36.5%	(695,000)	(45.3)%
Total	$4,666,000	33.7%	$3,428,000	27.4%	$1,238,000	36.1%

The following table sets forth information with respect to the Company’s condensed consolidated statements of income for the three months ended December 31, 2007 and 2006.

	Three months ended December 31,
	2007		2006		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues	$13,829,000	100.0%	$12,506,000	100.0%	$1,323,000	10.6%
Cost of revenues	9,163,000	66.3	9,078,000	72.6	85,000	0.9%
Gross profit	4,666,000	33.7	3,428,000	27.4	1,238,000	36.1%

Operating expenses:
Research and development	488,000	3.5	337,000	2.7	151,000	44.8%
General, selling and administration	3,765,000	27.2	3,272,000	26.2	493,000	15.1%
Amortization of intangible assets	126,000	0.9	126,000	1.0	---	---
Other	(20,000)	(0.1)	(8,000)	(0.1)	(12,000)	150.0%
	4,359,000	31.5	3,727,000	29.8	632,000	17.0%
Operating income (loss)	307,000	2.2	(299,000)	(2.4)	606,000	(202.7)%

Interest
Expense	(13,000)	(0.1)	(266,000)	(2.1)	253,000	(95.1)%
Income	22,000	0.2	106,000	0.8	(84,000)	(79.2)%
	9,000	0.1	(160,000)	(1.3)	169,000	(105.6)%
Income (loss) before income taxes	316,000	2.3	(459,000)	(3.7)	775,000	(168.8)%
Provision for (benefit from) income taxes	125,000	0.9	(179,000)	(1.5)	304,000	(169.8)%
Net income (loss)	$191,000	1.4%	$(280,000)	(2.2)%	$471,000	(168.2)%

Revenues. Revenues increased 10.6% or $1,323,000 to $13,829,000 in the second quarter of fiscal 2008 from $12,506,000 during the same period in fiscal 2007. Revenues increased 21.6% in the Nitinol Products Segment and there was an 11.3% decrease in revenues in the Polymer Products Segment.

Revenues for the Nitinol Products Segment increased 21.6% or $1,804,000 to $10,138,000 in the second quarter of fiscal 2008 from $8,334,000 during the same period in fiscal 2007. This increase in revenues resulted primarily from increased sales of both wire and tube-based stent components which were partially offset by price reductions per the contract for certain established products. Additionally, revenues increased for Endocatch™ products of approximately $115,000 in the second quarter of fiscal 2008 from the same period in the prior year due to increased volume; however, the revenue growth from the increased volume was partially offset by predetermined contractual pricing declines on this product. Revenues from superelastic nitinol tube increased approximately $325,000 in the three months ended December 31, 2007 from the same period in the prior year. Looking forward to the remainder of fiscal 2008, the Company anticipates that nitinol stent component revenues for the second six months of fiscal 2008 will exceed the levels for the same period of the prior fiscal year.

The Polymer Products Segment’s revenues for the second quarter of fiscal 2008 decreased $474,000 to $3,724,000 as compared to $4,198,000 during the same quarter in fiscal 2007. This decrease in revenues was a result of decreased shipments of catheter products to two customers and guidewire products to one customer. One customer in particular, upon discovering excess inventory, significantly reduced its requirements from a year ago. Additionally, the Polymer Products Segment decreased to 26.9% of total revenues in the second quarter of fiscal 2008 from 33.6% in the second quarter of fiscal 2007. Looking forward to the remainder of fiscal 2008, the Company anticipates that the Polymer Products Segment’s revenues for the second six months of fiscal 2008 will exceed the levels for the same period of the prior fiscal year. In fiscal 2007, the Polymer Products Segment introduced a new product line exclusively dedicated to secondary operations capabilities for medical polymer tubing as an avenue to increasing value-added services to its customers. The Company added these capabilities in anticipation of increased revenues. The segment is continually seeking additional business opportunities and developing new products to offset the decrease in revenue. Although the Company continues to work on new products, there can be delays in revenues from customers due to a slow validation process, product redesign or other factors.

Costs and Expenses. Cost of revenues increased $85,000 or 0.9% to $9,163,000 in the second quarter of fiscal 2008 from $9,078,000 in the second quarter of fiscal 2007. The increase was due to increased revenues, however, the cost of revenues increased at a lower rate than revenues due primarily to higher production volumes which led to more favorable production variances than in the second quarter of fiscal 2007.

The Nitinol Products Segment operated at a higher gross margin in the second quarter of fiscal 2008 than in the same period in fiscal 2007 primarily due to a 21.6% revenue increase, net of contractual price reductions on established products. Additionally, there was a shift in the product mix of shipments towards those products with higher gross margins, such as nitinol superelastic tube as well as both wire and tube-based stents, from those with lower gross margins.

The Polymer Products Segment’s gross margin was lower when compared to the same period in the prior year and when compared to that of the Nitinol Products Segment for the current period. The gross margin erosion is due primarily to an 11.3% decrease in revenues from the second quarter of fiscal 2007 resulting from a decline in revenues from certain products with higher gross margins, combined with increased production spending on personnel and new equipment to support anticipated growth in secondary operations.

As a result of these factors, the Company’s consolidated gross profit margin as a percentage of revenues increased from 27.4% in the second quarter of fiscal 2007 to 33.7% in the second quarter of fiscal 2008. See the table in the beginning of this section for additional information on the results of the business segments. The Company’s ability to maintain or grow its gross profit margin is dependent on several factors. One is the product mix of the Company’s shipments, which can be affected by customer requirements, capacity of specific product lines and general timing. Another is the success of the Company in securing sufficient business to absorb plant overhead, particularly in the higher margin nitinol tube business. A third is developing successful new products to offset the pricing pressures on older generation technology. Gross margin for both segments is highly sensitive to changes in revenue due to the high fixed-cost nature of our business. Revenue changes in either direction, as driven by customer demand, can have a dramatic affect on gross margins. The Company continues to invest in the manufacturing operations of its Polymer Products Segment, including staff, equipment, and systems to grow the segment’s revenues over the next several years. These investments are expected to continue for the foreseeable future and may have the effect of reducing profitability, particularly in the short term, of the Polymer Products Segment.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets increased $632,000, or 17%, to $4,359,000 in the second quarter of fiscal 2008, compared to $3,727,000 in the second quarter of fiscal 2007. The increase in operating expenses in the second quarter of fiscal 2008 primarily was due to increases in professional fees, personnel costs and research and development costs. The increased professional fees are related to legal fees for litigation defense and to a lesser extent increased audit fees. The increased research and development costs resulted primarily from an increase in time spent on the Company’s research and development activities and less time spent on customer funded activities. Total operating expenses as a percentage of revenues increased to 31.5% in the second quarter of fiscal 2008 from 29.8% in the second quarter of fiscal 2007. The Company expects the increased level of administrative expenses as compared to the prior year to decline during the second half of fiscal 2008 due to an anticipated decrease in litigation expenses.

Net interest expense decreased $169,000 to net interest income of $9,000 in the second quarter of fiscal 2008 as compared to net interest expense of $160,000 in the second quarter of fiscal 2007. The change from period to period was due to a decrease in interest expense of $253,000, which was partially offset by a decrease in interest income of $84,000. Interest expense decreased primarily due to lower average debt balance as the Company prepaid $6,723,000 of debt during the second half of fiscal 2007. As a result, the interest income decreased due to decreased invested cash balances in the second quarter of fiscal 2008 compared to the same period in the prior year.

Income Taxes. The Company recorded a provision for income taxes of $125,000 for the second quarter of fiscal 2008, compared to a tax benefit of $179,000 for the second quarter of fiscal 2007. The effective tax rate was 40% for the second quarter of fiscal 2008 as compared to 39% for the same period in fiscal 2007. The increase in the provision for income taxes is directly related to the increase in income before income taxes in fiscal 2008.

Net Income. As a result of the factors discussed above, the Company recognized net income of $191,000 in the second quarter of fiscal 2008 compared to a net loss of $280,000 for the same period in fiscal 2007.

Six months ended December 31, 2007, compared to Six months ended December 31, 2006

The following table compares revenues and gross margin by business segment for the six months ended December 31, 2007 and 2006.

	Six months ended December 31,
	2007		2006		Increase/(decrease)
Revenues	$	% of Revenues	$	% of Revenues	$	%
Nitinol Products Segment	$19,728,000	71.3%	$17,754,000	67.4%	$1,974,000	11.1%
Polymer Products Segment	8,031,000	29.0	8,615,000	32.7	(584,000)	(6.8)%
Eliminations	(100,000)	(0.3)	(33,000)	(0.1)	(67,000)	203.0%
Total	$27,659,000	100.0%	$26,336,000	100.0%	$1,323,000	5.0%

Gross Profit
Nitinol Products Segment	$6,990,000	35.4%	$5,651,000	31.8%	$1,339,000	23.7%
Polymer Products Segment	2,508,000	31.2%	3,500,000	40.6%	(992,000)	(28.3)%
Total	$9,498,000	34.3%	$9,151,000	34.7%	$347,000	3.8%

The following table sets forth information with respect to the Company’s condensed consolidated statements of income for the six months ended December 31, 2007 and 2006.

	Six months ended December 31,
	2007		2006		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues	$27,659,000	100.0%	$26,336,000	100.0%	$1,323,000	5.0%
Cost of revenues	18,161,000	65.7	17,185,000	65.3	976,000	5.7%
Gross profit	9,498,000	34.3	9,151,000	34.7	347,000	3.8%

Operating expenses:
Research and development	1,142,000	4.1	830,000	3.1	312,000	37.6%
General, selling and administration	7,119,000	25.7	6,532,000	24.8	587,000	9.0%
Amortization of intangible assets	252,000	0.9	252,000	1.0	---	---
Other	(31,000)	(0.1)	(25,000)	(0.1)	(6,000)	24.0%
	8,482,000	30.6	7,589,000	28.8	893,000	11.8%
Operating income	1,016,000	3.7	1,562,000	5.9	(546,000)	(35.0)%

Interest
Expense	(36,000)	(0.1)	(572,000)	(2.2)	536,000	(93.7)%
Income	48,000	0.1	198,000	0.8	(150,000)	(75.8)%
	12,000	0.0	(374,000)	(1.4)	386,000	(103.2)%
Income before income taxes	1,028,000	3.7	1,188,000	4.5	(160,000)	(13.5)%
Provision for income taxes	413,000	1.5	453,000	1.7	(40,000)	(8.8)%
Net income	$615,000	2.2%	$735,000	2.8%	$(120,000)	(16.3)%

Revenues. Revenues increased 5.0% or $1,323,000 to $27,659,000 in the first six months of fiscal 2008 from $26,336,000 during the same period in fiscal 2007. Revenues increased 11.1% in the Nitinol Products Segment and there was a 6.8% decrease in revenues in the Polymer Products Segment.

Revenues for the Nitinol Products Segment increased 11.1% or $1,974,000 to $19,728,000 in the first six months of fiscal 2008 from $17,754,000 during the same period in fiscal 2007. This increase in revenues resulted primarily from increased sales of a both wire and tube-based stent components which was partially offset by contractual price reductions for certain established products. Additionally, revenues increased for Endocatch™ products of approximately $210,000 in the first six months of fiscal 2008 from the same period in the prior year due to increased volume; however, the revenue growth from the increased volume was partially offset by predetermined contractual pricing declines on this product. Revenues from superelastic nitinol tube increased approximately $190,000 in the six months ended December 31, 2007 from the same period in the prior year. Looking forward to the last six months of fiscal 2008, the Company anticipates that nitinol stent component revenues for the second six months of fiscal 2008 will exceed the levels for the same period of the prior fiscal year.

The Polymer Products Segment’s revenues for the first six months of fiscal 2008 decreased $584,000 to $8,031,000 as compared to $8,615,000 during the same period in fiscal 2007. This decrease in revenues was a result of decreased shipments of catheter products to two customers and guidewire products to one customer. One customer in particular, upon discovering excess inventory, significantly reduced its requirements from a year ago. Additionally, the Polymer Products Segment decreased to 29.0% of total revenues in the first six months of fiscal 2008 from 32.7% in the first six months of fiscal 2007. Looking forward to the remainder of fiscal 2008, the Company anticipates that the Polymer Products Segment’s revenues for the second six months of fiscal 2008 will exceed the levels for the same period of the prior fiscal year. In fiscal 2007, the Polymer Products Segment introduced a new product line exclusively dedicated to secondary operations capabilities for medical polymer tubing as an avenue to increasing value-added services to its customers. The Company added these capabilities in anticipation of increased revenues. Although the Company continues to work on new products, there can be delays in revenues from customers due to a slow validation process, product redesign or other factors.

Costs and Expenses. Cost of revenues increased $976,000, or 5.7% to $18,161,000 in the first six months of fiscal 2008 from $17,185,000 in the first six months of fiscal 2007. The increase was due to increased revenues. However, the cost of revenues increased at a lower rate than revenues due primarily to higher production volumes in the first six months of fiscal 2008 than in the first six months of fiscal 2007.

The Nitinol Products Segment operated at a higher gross margin as a percentage of revenues in the first six months of fiscal 2008 (35.4%) than in the same period in fiscal 2007 (31.8%) primarily due to an 11.1% increase in revenues, net of contractual price reductions on established products. The increase was due primarily to higher production volumes, which were partially offset by increases in material costs and unfavorable production variances related to production inefficiencies mainly incurred in the first quarter of fiscal 2008. Additionally, there was a shift in the product mix of shipments towards those products with higher gross margins, such as nitinol superelastic tube as well as both wire and tube-based stents, from those with lower gross margins.

The Polymer Products Segment’s gross margin was lower for the first six months of fiscal 2008 as compared to the same period in the prior year. The gross margin erosion is due primarily to a 6.8% decrease in revenues from the first six months of fiscal 2007 and a decline in revenues from some of its products with higher gross margins, combined with increased production spending on personnel and new equipment to support anticipated growth in secondary operations.

As a result of these factors, the Company’s consolidated gross profit margin as a percentage of revenues decreased slightly from 34.7% in the first six months of fiscal 2007 to 34.3% in the first six months of fiscal 2008. See the table in the beginning of this section for additional information on the results of the business segments.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets increased $893,000, or 12%, to $8,482,000 in the first six months of fiscal 2008, compared to $7,589,000 in the first six months of fiscal 2007. The increase in operating expenses in the first six months of fiscal 2008 primarily was due to increases in professional fees, personnel costs and research and development costs. The increased professional fees are related to legal fees for litigation defense and to a lesser extent increased audit fees. The increased research and development costs resulted primarily from an increase in time spent on the Company’s research and development activities and less time spent on customer funded activities. Total operating expenses as a percentage of revenues increased to 30.6% in the first six months of fiscal 2008 from 28.8% in the first six months of fiscal 2007. The Company expects the increased level of administrative expenses as compared to the prior year to decline during the second half of fiscal 2008 due to an anticipated decrease in litigation expenses.

Net interest expense decreased $386,000 to net interest income of $12,000 in the first six months of fiscal 2008 as compared to net interest expense of $374,000 in the first six months of fiscal 2007. The change from period to period was due to a decrease in interest expense, which was partially offset by a $150,000 decrease in interest income. Interest expense decreased primarily due to lower average debt balance as the Company prepaid $6,723,000 of debt during the second half of fiscal 2007. As a result, the interest income decreased due to decreased invested cash balances in the first six months of fiscal 2008 compared to the same period in the prior year.

Income Taxes. The Company recorded a provision for income taxes of $413,000 for the first six months of fiscal 2008, compared to $453,000 for the first six months of fiscal 2007. The effective tax rate was 40% for the first six months of fiscal 2008 as compared to 38% for the same period in fiscal 2007. The decrease in the provision for income taxes is directly related to the decrease in income before income taxes in fiscal 2008.

Net Income. As a result of the factors discussed above, the Company recognized net income of $615,000 in the first six months of fiscal 2008 compared to net income of $735,000 for the same period in fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, the Company’s cash and cash equivalents balance was $2,959,000, an increase of $558,000 from $2,401,000 at the start of fiscal 2008. This increase in cash and cash equivalents was due primarily to cash provided by operations, which exceeded the cash used for principal payments on notes payable and capital expenditures.

Net cash provided by operations was $2,776,000 for the six months ended December 31, 2007, a decrease of $573,000 from $3,349,000 provided during the six months ended December 31, 2006. This decrease was due principally to reduced net income and an increase of $481,000 in accounts receivable for the six months ended December 31, 2007 as compared to a $1,370,000 decrease in the same period during the prior year. The significant decrease in accounts receivable in the first six months of fiscal 2007 was due to an increased concentration on accounts receivable management and cash collections during the six months ended December 31, 2006. Additionally, the accounts receivable increase in fiscal 2008 was due to increased sales near the end of the period. Revenues in the second quarter of fiscal 2008 were $1,323,000 above those in the second quarter of fiscal 2007. Offsetting the decrease in cash from accounts receivable was accounts payable and accrued expenses which increased $486,000 during fiscal 2008 as compared to a decrease of $732,000 in the prior year.

Net cash used in investing activities increased $192,000 to $1,451,000 for the six months ended December 31, 2007 compared to $1,259,000 during the six month period ended December 31, 2006. In these periods in fiscal 2008 and 2007, the primary capital requirements were to fund capital expenditures. The capital expenditures in the six months ended December 31, 2007 were primarily for production equipment at both the Polymer Products and Nitinol Products facilities.

During the six months ended December 31, 2007, net cash used in financing activities was $767,000, primarily reflecting the scheduled pay-down of the deferred payment for the Putnam acquisition of $693,000 and notes payable to Webster Business Credit Corporation of $71,000. During the six months ended December 31, 2006, net cash used in financing activities was $690,000, primarily reflecting the scheduled pay-down of the deferred payment for the Putnam acquisition of $833,000 and notes payable to Webster Business Credit Corporation of $678,000, partially offset by the proceeds from the issuance of common stock from the exercise of stock options and warrants for $856,000.

Working capital at December 31, 2007 was $11,541,000, an increase of $1,306,000 from $10,235,000 at June 30, 2007. The increase in working capital is primarily due to the Company’s net cash from operations which exceeded the capital expenditures and principal payments on notes payable for the six months ended December 31, 2007.

On November 9, 2004, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”). The Webster Agreement includes a term loan facility (the “Term Loan Facility”) consisting of a five year term loan of $1.9 million (the “Five Year Term”) and a three year term loan of $2.5 million (the “Three Year Term”). On March 26, 2007 the Company prepaid the principal amounts outstanding on the Term Loan Facility. The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. As of December 31, 2007, there were no amounts outstanding under the revolving line of credit. Additionally, the Webster Agreement includes an equipment line of credit that provided for equipment financing. As of December 31, 2007, the balance outstanding under the equipment line of credit was $703,000. No additional amounts are available to be borrowed under the equipment line of credit. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

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

On November 6, 2006, the Company entered into a licensing agreement with Biomer for the exclusive worldwide license to a biocompatible coating technology with potential drug-eluting capabilities for use on Nitinol stents. The agreement also requires the Company to sponsor a pre-clinical evaluation using Biomer’s passive coatings on a self-expanding Nitinol stent platform. The agreement requires the Company to pay $305,000 for the pre-clinical evaluation and Biomer’s management over the course of the evaluation. On December 23, 2006, the Company paid $153,000 to Biomer, as required by the agreement. This $153,000 was recorded in Prepaid Expenses and Other Current Assets. In November 2007, the Company paid Biomer an additional payment of $50,000. The remaining $102,000 is payable after pre-clinical evaluation has been completed and Biomer has issued its report thereon to the Company. The $305,000 is being charged to Research and Development Expense as the pre-clinical evaluation is conducted. The pre-clinical evaluation began in June 2007 and the Company recognized Research and Development expense of $50,000 and $165,000 in the three months and six months ended December 31, 2007, respectively.

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

In November 2004, the Company signed a lease for Putnam’s manufacturing facility located in Dayville, Connecticut. The lessor is Mr. James V. Dandeneau, the sole shareholder of Putnam Plastics Corporation and currently a director of the Company. The term of the lease runs from November 10, 2004 until November 30, 2009 with two renewal options to extend the lease for two terms of 30 months. The monthly rent is $18,000.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) are applicable to business combinations consummated on or after December 15, 2008 with early adoption prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. The Company does not currently have any noncontrolling interests.

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

There has been no material change to the Company’s disclosure regarding market risk made in the Annual Report on Form 10-K for the year ended June 30, 2007.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2007. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On December 29, 2006, Kentucky Oil forwarded a settlement proposal to the Company and Schlumberger calling for, inter alia, a lump sum payment of $5 million jointly from the Company and Schlumberger and an assignment of all of the Company’s rights under the Company- Schlumberger Development Agreement to Kentucky Oil. The proposal also included a multi-faceted licensing arrangement between Kentucky Oil and Schlumberger over the disputed Schlumberger patents. Both the Company and Schlumberger rejected the settlement proposal and declined to make a counterproposal at that time. On March 14, 2007, the parties met for a settlement conference before the magistrate judge (the Court previously ordered the parties to engage in a settlement conference prior to trial). During the settlement conference, a number of settlement offers and counter offers were made. The settlement conference did not result in a resolution of this matter. The Company recorded a liability as of June 30, 2007 and charged the amount to operations during the year ended June 30, 2007 for its share of the last combined settlement offer made by the Company and Schlumberger to Kentucky Oil.

Pursuant to the Court’s January 4, 2007 Order in response to a motion to compel, Kentucky Oil served a supplemental initial disclosure on January 11, 2007, delineating the bases for its alleged damages. In the disclosure, Kentucky Oil contended that its calculation for unmultiplied damages was approximately $30 million. Kentucky Oil also served two expert reports in support of its alleged damages on January 19, 2007. Notwithstanding the fact that Kentucky Oil bears the burden of proof on damages, the Company served an initial expert report on damages on January 19, 2007 concluding, inter alia, that Kentucky Oil’s alleged damages are speculative and contrary to the evidence. The Company served a full rebuttal to Kentucky Oil’s expert reports on February 9, 2007. The Company and Kentucky Oil also exchanged expert reports on certain technological issues on January 19, 2007 and served rebuttal reports on February 9, 2007. Pursuant to the Court’s orders of September 20, 2007 and November 5, 2007 discussed below, Kentucky Oil is not entitled to any damages from the Company under its claims for misappropriation of trade secrets, unfair competition and unjust enrichment. Kentucky Oil’s sole remaining claim for damages lies under its claims for breach of contract.

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

On September 20, 2007, the Court issued an Order granting the Company and Schlumberger’s motions for summary judgment that Kentucky Oil’s claim for misappropriation of trade secrets is barred by the statute of limitation (motion No. 2 above) (the court held that the breach of contract claims against the Company were not barred). Further, on November 5, 2007, the Court issued an Order granting the Company and Schlumberger’s motions for summary judgment dismissing Kentucky Oil’s claim for unfair competition (motion No. 6 above). By this Order, the Court also dismissed Kentucky Oil’s claim for unjust enrichment against the Company and Schlumberger (motion No. 6 above), and granted the Company and Schlumberger’s motions that Kentucky Oil had not suffered any compensable injury under its unfair competition and unjust enrichment claims. However, in an oral ruling prior to trial, the Court reinstated the unjust enrichment claims as against Schlumberger in response to a Motion for Reconsideration filed by Kentucky Oil on November 9, 2007. The Court indicated that there could be no unjust enrichment claim against the Company if Kentucky Oil prevailed on its breach of contract claims. The remaining motions for summary judgment (motion Nos. 1, 3, and 4 above) were denied.

A court ordered settlement conference was also held on November 28, 2007 but was unsuccessful.

Trial on this matter commenced on November 28, 2007, with Kentucky Oil’s breach of contracts claims tried before a jury and the issues of unjust enrichment and inventorship tried before the judge. Kentucky Oil rested its case on December 11, 2007, at which time the Company moved for Judgment as A Matter of Law pursuant to Rule 50(a)(1) of the Federal Rules of Civil Procedure on several grounds, including: (1) that there was insufficient evidence to establish a breach of contract because there was no written record of a single “confidential” document being transferred by the Company to Schlumberger; (2) the bi-stable design was in the public domain and on the internet as of July 30, 1998; (3) the use of toggles (and finite element analysis) was publicly disclosed in September of 1999; (4) that the Company is not legally responsible for the contractual obligations of Memry Europe; (5) that the oil well casing was subject to independent development; and (6) that Kentucky Oil’s damages expert’s opinion was speculative. Schlumberger also moved for Judgment as a Matter of Law. The Court decided that it would set a future date to hear these motions and the trial proceeded. The Company commenced its case on December 12, 2007, which was then followed by Schlumberger’s case. Kentucky Oil moved for Judgment as A Matter of Law at the conclusion of the Company’s case. The Company and Schlumberger renewed their Motions for Judgment as A Matter of Law at the conclusion of all evidence.

On December 20, 2007, the jury returned a verdict on the breach of contract claims, finding that the Company breached the Collaboration Agreement by (1) transferring two specific items of alleged confidential information to Schlumberger (on the verdict form, the jury declined to find that six other alleged items of confidential information had been transferred) and (2) by failing to assign its rights to the bi-stable designs developed with Schlumberger to Kentucky Oil (or Kentucky Oil’s predecessor). The jury awarded Kentucky Oil $6 million in compensatory damages for the alleged breach.

Following the verdict, the Court scheduled a hearing date on the various trial motions for January 25, 2008. The Court did not issue any finding on the unjust enrichment claims and inventorship claims against the Company and Schlumberger. On December 21, 2007, Kentucky Oil filed a motion for pre-judgment interest. The Company filed an opposition on January 4, 2008. The Motion was scheduled to be heard on January 25, 2008. On January 25, 2008, a case management conference was held. The Court did not rule on any pending motions. The Court instead requested that the parties determine a briefing schedule to address their respective additional trial motions under Rule 50 as well as new trial motions under Rule 59 of the Federal Rules of Civil Procedure.

The Company intends to file its additional motions for judgment as a matter of law under Rule 50 and its new trial motion under Rule 59 on February 15, 2008. Kentucky Oil is expected to file its request for findings of law and fact on its inventorship claim and any motions under Rule 50 on February 15, 2008. A hearing on the additional motions is currently scheduled for April 16, 2008, where it is anticipated that at least the following issues will be heard: the election of remedies (between intellectual property rights and damages), double counting of damages, joint and several liability, adequacy of the evidence on liability and damages, inventorship and prejudgment interest. It is anticipated that it will be several months before there is a ruling on these issues.

The Court also ordered the parties to attend an additional mediation session, which has yet to be scheduled.

The amount of damages the Company may be required to pay remains uncertain. The Company could be liable for the entire judgment on damages with potential prejudgment interest or may be held joint and severally liable for such damages with Schlumberger. Pre-judgment interest is not awarded as a matter of right. Additionally, the amount of damages, issues with respect to double counting, and the election of remedies could greatly impact the final damages award. As a result, the Company has not recorded any additional liability related to the Kentucky Oil litigation. There can be no assurance as to the ultimate outcome of the aforementioned litigation and the related legal and contractual obligations among the various parties. The Company intends to continue to vigorously pursue its interests with respect to such matters.

ITEM 1A.	RISK FACTORS

There have been no material changes from or additions to the risk factors previously disclosed in Item 1A to Part I. of our Form 10-K for the year ended June 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 29, 2007, the Company held its Annual Meeting of Stockholders. At the meeting, the Company’s eight nominees for director, W. Andrew Krusen, Jr., Kempton J. Coady, III, Dr. Edwin Snape, François Marchal, Michel de Beaumont, Robert P. Belcher, Carmen L. Diersen and James V. Dandeneau were elected to the Board of Directors by the vote specified below:

	No. of Votes		\	Broker Non-Votes
Nominee	For	Against/Withheld	Abstentions
W. Andrew Krusen, Jr.	21,738,989	2,257,224	0	0
Kempton J. Coady, III	21,743,249	2,252,964	0	0
Dr. Edwin Snape	21,743,392	2,252,821	0	0
François Marchal	21,739,392	2,256,821	0	0
Michel de Beaumont	21,743,392	2,252,821	0	0
Robert P. Belcher	21,744,752	2,251,461	0	0
Carmen L. Diersen	21,626,252	2,369,961	0	0
James V. Dandeneau	21,744,952	2,251,261	0	0

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMRY CORPORATION

Date: February 7, 2008
	By:	/S/ ROBERT P. BELCHER
Robert P. Belcher
Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2008
	By:	/S/ RICHARD F. SOWERBY
Richard F. Sowerby
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)