Form 10-Q
period 2008-03-31
MEMRY CORP
filed 2008-05-08
CIK 720896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes  ☐    No  ☒

As of May 1, 2008, 29,906,176 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

MEMRY CORPORATION
FORM 10-Q
For the quarter ended March 31, 2008

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Memry Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2008	June 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$4,573,000	$2,401,000
Accounts receivable, less allowance for doubtful accounts	5,706,000	6,312,000
Inventories	6,633,000	6,230,000
Deferred tax assets	1,537,000	1,537,000
Prepaid expenses and other current assets	276,000	381,000
Total current assets	18,725,000	16,861,000
Property, plant and equipment	26,924,000	24,737,000
Less accumulated depreciation	(17,850,000)	(15,920,000)
	9,074,000	8,817,000
Other assets
Intangible assets, less accumulated amortization	5,997,000	6,500,000
Goodwill	14,146,000	14,146,000
Deferred financing costs, less accumulated amortization	60,000	89,000
Investment	409,000	409,000
Deferred tax assets	1,291,000	1,769,000
Deposits and other assets	171,000	155,000
Total other assets	22,074,000	23,068,000
TOTAL ASSETS	$49,873,000	$48,746,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,498,000	$5,606,000
Notes payable	155,000	970,000
Income tax payable	28,000	50,000
Total current liabilities	6,681,000	6,626,000
Notes payable, less current maturities	529,000	645,000
Other non-current liabilities	—	125,000
Commitments and contingencies (see notes)

Stockholders’ equity
Common stock, $0.01 par value, 60,000,000 shares authorized; 29,889,814 and 29,851,870 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively	299,000	299,000
Additional paid-in capital	56,923,000	56,471,000
Accumulated deficit	(14,559,000)	(15,420,000)
Total stockholders’ equity	42,663,000	41,350,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,873,000	$48,746,000

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months and Nine Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Revenues	$13,628,000	$12,212,000	$41,287,000	$38,548,000
Cost of revenues	9,346,000	8,665,000	27,507,000	25,850,000
Gross profit	4,282,000	3,547,000	13,780,000	12,698,000
Operating expenses
Research and development	452,000	247,000	1,594,000	1,077,000
General, selling and administration	3,427,000	3,765,000	10,546,000	10,297,000
Amortization of intangible assets	126,000	126,000	378,000	378,000
Other	(16,000)	(30,000)	(47,000)	(55,000)
	3,989,000	4,108,000	12,471,000	11,697,000
Operating income (loss)	293,000	(561,000)	1,309,000	1,001,000
Loss on extinguishment of debt	—	(44,000)	—	(44,000)

Interest
Expense	(5,000)	(296,000)	(41,000)	(868,000)
Income	17,000	97,000	65,000	295,000
	12,000	(199,000)	24,000	(573,000)
Income (loss) before income taxes	305,000	(804,000)	1,333,000	384,000
Provision for (benefit from) income taxes	139,000	(344,000)	552,000	109,000
Net income (loss)	$166,000	$(460,000)	$781,000	$275,000

Net income (loss) per common share
Basic	$0.01	$(0.02)	$0.03	$0.01
Diluted	$0.01	$(0.02)	$0.03	$0.01

Weighted average common shares used in calculation
Basic	29,889,432	29,729,648	29,875,300	29,481,312
Diluted	29,953,794	29,729,648	29,973,668	29,926,101

See Notes to Condensed Consolidated Financial Statements.

Memry Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash Flows From Operating Activities:
Net income	$781,000	$275,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,548,000	2,325,000
Deferred income taxes	478,000	127,000
Stock-based compensation	450,000	384,000
Accreted interest on notes payable	17,000	224,000
Reversal of asset retirement obligation and related asset	(106,000)	—
Loss from write-off of equipment	63,000	—
Loss on extinguishment of debt	—	44,000
Change in operating assets and liabilities:
Accounts receivable	606,000	1,531,000
Inventories	(476,000)	(377,000)
Prepaid expenses and other current assets	105,000	(393,000)
Deposits and other assets	(16,000)	3,000
Accounts payable and accrued expenses	885,000	(137,000)
Income tax payable	58,000	(101,000)
Net cash provided by operating activities	5,393,000	3,905,000
Cash Flows From Investing Activities:
Capital expenditures	(2,348,000)	(1,657,000)
Proceeds from sale of equipment	—	5,000
Net cash used in investing activities	(2,348,000)	(1,652,000)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	2,000	993,000
Principal payments on notes payable	(875,000)	(3,454,000)
Net cash used in financing activities	(873,000)	(2,461,000)
Net increase (decrease) in cash and cash equivalents	2,172,000	(208,000)
Cash and cash equivalents, beginning of period	2,401,000	6,965,000
Cash and cash equivalents, end of period	$4,573,000	$6,757,000
Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$42,000	$677,000
Cash payments for income taxes	$39,000	$145,000
Supplemental Schedule of Noncash Items:
Settlement of note payable in exchange for inventory	$73,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three month and nine month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 (“fiscal 2008”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2007 (“fiscal 2007”). In the first nine months of fiscal 2008, there have been no material changes to the Company’s significant accounting policies, except for the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).

Impact of recently issued accounting standards

In July 2006, the FASB issued FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 effective July 1, 2007. See Note J –“Income Taxes” for the impact of the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. SFAS No. 157 simplifies and codifies fair value related guidance previously issued and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the adoption of this standard on July 1, 2008, is limited to financial assets and liabilities. The Company is in the process of evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would also be required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is in the process of evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires additional financial statement disclosure about derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently have any derivative instruments or hedging activities.

Note B. EARNINGS PER SHARE

Basic earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted per share amounts assume the exercise of all potential common stock instruments unless the effect is antidilutive.

The following is information about the computation of weighted-average shares utilized in the computation of basic and diluted earnings per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Weighted average number of basic shares outstanding	29,889,432	29,729,648	29,875,300	29,481,312
Effect of dilutive securities:
Warrants	—	—	—	134,090
Options	64,362	—	98,368	310,699
Weighted average number of diluted shares outstanding	29,953,794	29,729,648	29,973,668	29,926,101

Had the Company recognized net income for the three months ended March 31, 2007, the incremental shares attributable to the assumed exercise of outstanding warrants and stock options would have increased the weighted average diluted shares outstanding by 71,893 and 277,514 shares, respectively.

Stock options to purchase 3,147,951 and 986,144 shares for the three months ended March 31, 2008 and 2007, respectively, and 3,110,149 and 884,775 shares for the nine months ended March 31, 2008 and 2007, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and therefore, their effect would be antidilutive. Additionally, warrants to purchase 250,000 shares of common stock for the three months and nine months ended March 31, 2008 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of the common shares and therefore, their effect would also be antidilutive.

Note C. INVENTORIES

Inventories consist of the following at March 31, 2008 and June 30, 2007:

	March 31, 2008	June 30, 2007
Raw materials and supplies	$2,253,000	$2,672,000
Work-in-process	2,735,000	2,077,000
Finished goods	1,645,000	1,481,000
	$6,633,000	$6,230,000

Note D. INTANGIBLE ASSETS

The following table sets forth intangible assets, including the accumulated amortization as of June 30, 2007 and March 31, 2008:

		June 30, 2007
	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,467,000	$533,000
Customer relationships	15 years	3,400,000	605,000	2,795,000
Developed technology	15 years	2,500,000	444,000	2,056,000
Trade name	20 years	1,100,000	147,000	953,000
Employment agreement	4.5 years	400,000	237,000	163,000
Total		$9,400,000	$2,900,000	$6,500,000

		March 31, 2008
	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Patents	15 years	$2,000,000	$1,567,000	$433,000
Customer relationships	15 years	3,400,000	774,000	2,626,000
Developed technology	15 years	2,500,000	570,000	1,930,000
Trade name	20 years	1,100,000	188,000	912,000
Employment agreement	4.5 years	400,000	304,000	96,000
Total		$9,400,000	$3,403,000	$5,997,000

Intangible assets are amortized on a straight-line basis over their expected useful lives. Amortization expense related to intangible assets was $168,000 and $168,000 for the three months ended March 31, 2008 and 2007, respectively. Amortization expense related to intangible assets was $503,000 and $503,000 for the nine months ended March 31, 2008 and 2007, respectively. Amortization expense is expected to be $670,000 for the year ended June 30, 2008. Of these amounts, $42,000 and $125,000 were charged for the three months and nine months, respectively, ended March 31, 2008 and $167,000 is expected to be charged for the year ended June 30, 2008 to cost of revenues. Estimated annual amortization expense of intangible assets for the next five years and thereafter is expected to be as follows:

Year Ending June 30,

2009	$656,000
2010	582,000
2011	582,000
2012	448,000
2013	448,000
Thereafter	3,114,000
$5,830,000

Note E. GOODWILL

There were no changes in the carrying amount of goodwill for the nine months ended March 31, 2008.

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

On November 6, 2006, the Company entered into a licensing agreement with Biomer for the exclusive worldwide license to a biocompatible coating technology with potential drug-eluting capabilities for use on Nitinol stents. The agreement also requires the Company to sponsor a pre-clinical evaluation using Biomer’s passive coatings on a self-expanding Nitinol stent platform. The agreement requires the Company to pay $305,000 for the pre-clinical evaluation and Biomer’s management over the course of the evaluation. On December 23, 2006, the Company paid $153,000 to Biomer, as required by the agreement. This $153,000 was recorded in Prepaid Expenses and Other Current Assets. In November 2007, the Company paid Biomer an additional payment of $50,000. The remaining $102,000 is payable after pre-clinical evaluation has been completed and Biomer has issued its report thereon to the Company. The $305,000 is being charged to Research and Development Expense as the pre-clinical evaluation is conducted. The pre-clinical evaluation began in June 2007 and the Company recognized Research and Development expense of $25,000 and $190,000 in the three months and nine months ended March 31, 2008, respectively.

Note G. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at March 31, 2008 and June 30, 2007:

	March 31, 2008	June 30, 2007
Accounts payable	$1,862,000	$2,019,000
Accrued employee compensation	3,037,000	2,070,000
Accrued expenses – other	1,599,000	1,517,000
	$6,498,000	$5,606,000

Note H. NOTES PAYABLE

On November 9, 2004, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”). The Webster Agreement includes a term loan facility (the “Term Loan Facility”) consisting of a five year term loan of $1.9 million (the “Five Year Term”) and a three year term loan of $2.5 million (the “Three Year Term”). On March 26, 2007 the Company prepaid the principal amounts outstanding on the Term Loan Facility. The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. As of March 31, 2008, there were no amounts outstanding under the revolving line of credit. Additionally, the Webster Agreement includes an equipment line of credit that provided for equipment financing. As of March 31, 2008, the balance outstanding under the equipment line of credit was $667,000. No additional amounts are available to be borrowed under the equipment line of credit. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

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

Note I. OTHER NON-CURRENT LIABILITIES

At June 30, 2007, the Company had recorded a $125,000 liability for its estimate of the costs to remove certain leasehold improvements at the termination of the lease at one of its leased manufacturing facilities. The liability was included in “Other non-current liabilities.” In July 2007, the Company signed an amended lease agreement, whereby it was no longer required to remove these leasehold improvements. Therefore, the Company reversed the liability for the asset retirement obligation and wrote off the unamortized portion of the related asset. This resulted in a net gain of $106,000 and was recorded in cost of revenues during the nine months ended March 31, 2008.

Note J. INCOME TAXES

The Company’s effective tax rate was approximately 46% and 41%, respectively, for the three months and nine months ended March 31, 2008. The Company expects the fiscal 2008 effective tax rate to be approximately 41%.

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

Business segment information is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenues
Nitinol Products	$9,747,000	$9,041,000	$29,475,000	$26,795,000
Polymer Products	3,897,000	3,273,000	11,928,000	11,888,000
Eliminations	(16,000)	(102,000)	(116,000)	(135,000)
Consolidated	$13,628,000	$12,212,000	$41,287,000	$38,548,000

Gross profit
Nitinol Products	$3,082,000	$2,636,000	$10,072,000	$8,287,000
Polymer Products	1,200,000	911,000	3,708,000	4,411,000
Consolidated	$4,282,000	$3,547,000	$13,780,000	$12,698,000

	March 31, 2008	June 30, 2007
Total Assets
Nitinol Products	$16,403,000	$16,798,000
Polymer Products	25,121,000	25,304,000
Corporate	8,349,000	6,644,000
Consolidated	$49,873,000	$48,746,000

Corporate assets primarily include cash and are shown net of eliminations for investments in subsidiaries and intercompany balances.

Note L. CONTINGENCIES

Kentucky Oil, NV Litigation

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

Trial on this matter commenced on November 28, 2007, with Kentucky Oil’s breach of contract claims tried before a jury and the issues of unjust enrichment and inventorship tried before the judge. Kentucky Oil rested its case on December 11, 2007, at which time the Company moved for Judgment as A Matter of Law pursuant to Rule 50(a)(1) of the Federal Rules of Civil Procedure on several grounds, including: (1) that there was insufficient evidence to establish a breach of contract because there was no written record of a single “confidential” document being transferred by the Company to Schlumberger; (2) the bi-stable design was in the public domain and on the internet as of July 30, 1998; (3) the use of toggles (and finite element analysis) was publicly disclosed in September 1999; (4) that the Company is not legally responsible for the contractual obligations of Memry Europe; (5) that the oil well casing was subject to independent development; and (6) that Kentucky Oil’s damages expert’s opinion was speculative. Schlumberger also moved for Judgment as a Matter of Law. The Court decided that it would set a future date to hear these motions and the trial proceeded. The Company commenced its case on December 12, 2007, which was then followed by Schlumberger’s case. Kentucky Oil moved for Judgment as A Matter of Law at the conclusion of the Company’s case. The Company and Schlumberger renewed their Motions for Judgment as A Matter of Law at the conclusion of all evidence.

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

On February 15, 2008, the Company filed its motions for judgment as a matter of law or, in the alternative, for a new trial. Kentucky Oil filed oppositions and a hearing on the motions was held on April 16, 2008. The Court took the motions under advisement, however, no date has been scheduled for a ruling.

At the hearing, Kentucky Oil represented to the Court that it had reached a settlement with Schlumberger. The terms of the settlement have not yet been disclosed to the Company. On April 17, 2008, the Company and Kentucky Oil held a court ordered settlement conference but did not reach a settlement. The Court ordered the parties to continue further settlement discussions.

The amount of damages that the Company may be required to pay remains uncertain. The Company could be liable for the entire judgment on damages with potential prejudgment interest or may be held jointly and severally liable for such damages with Schlumberger. Pre-judgment interest is not awarded as a matter of right. Additionally, the amount of damages, issues with respect to double counting, and the election of remedies could greatly impact the final damages award. As a result, the Company has not recorded any additional liability related to the Kentucky Oil litigation. There can be no assurance as to the ultimate outcome of the aforementioned litigation and the related legal and contractual obligations among the various parties. The Company intends to continue to vigorously pursue its interests with respect to such matters.

Other Contingencies

There are various other claims pending against the Company incidental to its business. Although the final results in such other suits and proceedings cannot be predicted with certainty, in the opinion of the Company’s management, the ultimate liability, if any, will not have a material adverse effect on the consolidated financial statements.

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

Certain statements in this Quarterly Report on Form 10-Q that are not historical fact, as well as certain information incorporated herein by reference, constitute “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties and often depend on assumptions, data or methods that may be incorrect or imprecise. The Company’s future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, those discussed below and the other risks detailed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 and its other subsequent reports filed with the Securities and Exchange Commission.

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

ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. For our accounting policies that, among others, are critical to the understanding of our results of operations due to the assumptions we make in their application, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended June 30, 2007. Senior management has discussed the development and selection of these accounting policies, and estimates, and the related disclosures with the Audit Committee of the Board of Directors. See Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2007 for our significant accounting policies. In the first nine months of the year ending June 30, 2008 (“fiscal 2008”), there have been no material changes to the significant accounting policies. We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) effective July 1, 2007. The adoption of FIN 48 has not had a material impact on our consolidated financial statements.

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

Allowance for Doubtful Accounts. We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, which may result in the impairment of their ability to make payments, additional allowances may be required. On a regular basis, we review and evaluate the customers’ financial condition, which generally includes a review of the customers’ financial statements, trade references and past payment history with us. We specifically evaluate identified customer risks that may be present and collateral requirements, if any, from the customer, which may include, among other things, deposits, prepayments or letters of credit. The allowance for doubtful accounts was $19,000 and $24,000 as of March 31, 2008 and June 30, 2007, respectively.

Inventories. We state our inventories at the lower of cost or market. We maintain inventory levels based on our projections of future demand and market conditions. Any sudden decline in demand or technological change can cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write-down our inventories to their estimated net realizable value based upon our forecasts of future demand and market conditions. These write-downs are reflected in cost of revenues. If actual market conditions are less favorable than our forecasts, additional inventory write-downs may be required. Our estimates are primarily influenced by a sudden decline in demand due to economic downturn, rapid product improvements and technological changes.

Goodwill and Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value. Goodwill was $14,146,000 as of March 31, 2008 and June 30, 2007.

Intangible assets consist primarily of management’s estimates of the values of patents, developed technology, customer relationships, trade name, and other intangible assets that have been identified as a result of the Company’s purchase accounting for past acquisitions. These assets are being amortized over their useful lives, determined to be 4.5 to 20 years, depending on the nature of the asset and the asset class. We review intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value is not recoverable. Intangible assets, net of accumulated amortization, were $5,997,000 and $6,500,000 as of March 31, 2008 and June 30, 2007, respectively. This decrease is due to amortization expense of $503,000 for the nine months ended March 31, 2008.

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

Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the condensed consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $2,828,000 and $3,306,000 as of March 31, 2008 and June 30, 2007, respectively.

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

Three months ended March 31, 2008, compared to Three months ended March 31, 2007

The following table compares revenues and gross margin by business segment for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008		2007		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues
Nitinol Products Segment	$9,747,000	71.5%	$9,041,000	74.0%	$706,000	7.8%
Polymer Products Segment	3,897,000	28.6	3,273,000	26.8	624,000	19.1%
Eliminations	(16,000)	(0.1)	(102,000)	(0.8)	86,000	(84.3)%
Total	$13,628,000	100.0%	$12,212,000	100.0%	$1,416,000	11.6%

Gross Profit
Nitinol Products Segment	$3,082,000	31.6%	$2,636,000	29.2%	$446,000	16.9%
Polymer Products Segment	1,200,000	30.8%	911,000	27.8%	289,000	31.7%
Total	$4,282,000	31.4%	$3,547,000	29.0%	$735,000	20.7%

The following table sets forth information with respect to the Company’s condensed consolidated statements of income for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008		2007		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%

Revenues	$13,628,000	100.0%	$12,212,000	100.0%	$1,416,000	11.6%
Cost of revenues	9,346,000	68.6	8,665,000	71.0	681,000	7.9%
Gross profit	4,282,000	31.4	3,547,000	29.0	735,000	20.7%
Operating expenses:
Research and development	452,000	3.3	247,000	2.0	205,000	83.0%
General, selling and administration	3,427,000	25.1	3,765,000	30.8	(338,000)	(9.0)%
Amortization of intangible assets	126,000	0.9	126,000	1.0	—	—
Other	(16,000)	(0.1)	(30,000)	(0.2)	14,000	(46.7)%
	3,989,000	29.2	4,108,000	33.6	(119,000)	(2.9)%
Operating income (loss)	293,000	2.2	(561,000)	(4.6)	854,000	(152.2)%
Loss on extinguishment of debt	—	—	(44,000)	(0.4)	44,000	(100.0)%

Interest
Expense	(5,000)	—	(296,000)	(2.4)	291,000	(98.3)%
Income	17,000	0.1	97,000	0.8	(80,000)	(82.5)%
	12,000	0.1	(199,000)	(1.6)	211,000	(106.0)%
Income (loss) before income taxes	305,000	2.3	(804,000)	(6.6)	1,109,000	(137.9)%
Provision for (benefit from) income taxes	139,000	1.1	(344,000)	(2.8)	483,000	(140.4)%
Net income (loss)	$166,000	1.2%	$(460,000)	(3.8)%	$626,000	(136.1)%

Revenues. Revenues increased 11.6% or $1,416,000 to $13,628,000 in the third quarter of fiscal 2008 from $12,212,000 during the same period in fiscal 2007. Revenues increased 7.8% in the Nitinol Products Segment and there was a 19.1% increase in revenues in the Polymer Products Segment.

Revenues for the Nitinol Products Segment increased 7.8% or $706,000 to $9,747,000 in the third quarter of fiscal 2008 from $9,041,000 during the same period in fiscal 2007. This increase in revenues resulted primarily from increased sales of both wire and tube-based stent components which were partially offset by price reductions per the contracts for certain established products. Additionally, revenues increased for Endocatch™ products of approximately $180,000 in the third quarter of fiscal 2008 from the same period in the prior year due to increased volume; however, the revenue growth from the increased volume was partially offset by predetermined contractual pricing declines on this product. Revenues from superelastic nitinol tube increased approximately $180,000 in the three months ended March 31, 2008 from the same period in the prior year. Revenues of Urological components decreased by $380,000 in the third quarter of fiscal 2008 compared to the same period of fiscal 2007 due to a determination by the customer of excess inventory on-hand.

The Polymer Products Segment’s revenues for the third quarter of fiscal 2008 increased $624,000 to $3,897,000 as compared to $3,273,000 during the same quarter in fiscal 2007. This increase in revenues was primarily from new customers and programs, as well as increased revenues from existing customers, partially offset by decreased shipments of catheter products to two customers. Additionally, the Polymer Products Segment increased to 28.6% of total revenues in the third quarter of fiscal 2008 from 26.8% in the third quarter of fiscal 2007. In fiscal 2007, the Polymer Products Segment introduced a new product line exclusively dedicated to secondary operations capabilities for medical polymer tubing as an avenue to increasing value-added services to its customers. The Company added these capabilities in anticipation of increased revenues. The segment is continually seeking additional business opportunities and developing new products to increase revenue. Although the Company continues to work on new products, there can be delays in revenues from customers due to a slow validation process, product redesign or other factors.

Costs and Expenses. Cost of revenues increased $681,000 or 7.9% to $9,346,000 in the third quarter of fiscal 2008 from $8,665,000 in the third quarter of fiscal 2007. The increase was due to increased revenues, however, the cost of revenues increased at a lower rate than revenues due primarily to a favorable product mix of higher margin products than in the third quarter of fiscal 2007.

The Nitinol Products Segment operated at a higher gross margin in the third quarter of fiscal 2008 than in the same period in fiscal 2007 primarily due to a 7.8% revenue increase, net of contractual price reductions on established products. Additionally, there was a shift in the product mix of shipments towards those products with higher gross margins, such as nitinol superelastic tube, laproscopic devices and both wire and tube-based stents, from those with lower gross margins.

The Polymer Products Segment’s gross profit was 31.7% higher in the third quarter of fiscal 2008 when compared to the same period in the prior year. The Polymer Products Segment’s gross profit as a percentage of revenues increased from 27.8% in the third quarter of fiscal 2007 to 30.8% in the third quarter of fiscal 2008. This gross margin improvement is due primarily to a 19.1% increase in revenues from the third quarter of fiscal 2007 resulting from higher revenues from the Company’s higher margin coextruded parts and secondary operations product lines, offset in part by higher production spending to sustain the anticipated growth in secondary operations.

As a result of these factors, the Company’s consolidated gross profit margin as a percentage of revenues increased from 29.0% in the third quarter of fiscal 2007 to 31.4% in the third quarter of fiscal 2008. See the table in the beginning of this section for additional information on the results of the business segments. The Company’s ability to maintain or grow its gross profit margin is dependent on several factors. One is the product mix of the Company’s shipments, which can be affected by customer requirements, capacity of specific product lines and general timing. Another is the success of the Company in securing sufficient business to absorb plant overhead, particularly in the higher margin nitinol tube business. A third is developing successful new products to offset the pricing pressures on older generation technology. Gross margin for both segments is highly sensitive to changes in revenue due to the high fixed-cost nature of our business. Revenue changes in either direction, as driven by customer demand, can have a dramatic affect on gross margins. The Company continues to invest in the manufacturing operations of its Polymer Products Segment, including staff, equipment, and systems to grow the segment’s revenues over the next several years. These investments are expected to continue for the foreseeable future and may have the effect of reducing profitability, particularly in the short term, of the Polymer Products Segment.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets decreased $119,000, or 2.9%, to $3,989,000 in the third quarter of fiscal 2008, compared to $4,108,000 in the third quarter of fiscal 2007. The decrease in operating expenses in the third quarter of fiscal 2008 primarily was due to a decreases in litigation expenses. The decrease in the litigation expenses was partially offset by increased personnel costs and research and development costs. The increased research and development costs resulted primarily from an increase in time spent on the Company’s research and development activities and less time spent on customer funded activities. Total operating expenses as a percentage of revenues decreased to 29.2% in the third quarter of fiscal 2008 from 33.6% in the third quarter of fiscal 2007.

Loss on extinguishment of debt was $44,000 for the three months ended March 31, 2007. This loss represented the write-off of unamortized deferred financing costs related to the March 26, 2007 prepayment of a portion of the bank credit facility.

Net interest expense decreased $211,000 to net interest income of $12,000 in the third quarter of fiscal 2008 as compared to net interest expense of $199,000 in the third quarter of fiscal 2007. The change from period to period was due to a decrease in interest expense of $291,000, which was partially offset by a decrease in interest income of $80,000. Interest expense decreased primarily due to a lower average debt balance as the Company prepaid $6,723,000 of debt during the second half of fiscal 2007. As a result, the interest income decreased due to decreased invested cash balances in the third quarter of fiscal 2008 compared to the same period in the prior year.

Income Taxes. The Company recorded a provision for income taxes of $139,000 for the third quarter of fiscal 2008, compared to a tax benefit of $344,000 for the third quarter of fiscal 2007. The effective tax rate was 46% for the third quarter of fiscal 2008 as compared to 43% for the same period in fiscal 2007. The increase in the provision for income taxes is directly related to the increase in income before income taxes in fiscal 2008.

Net Income (Loss). As a result of the factors discussed above, the Company recognized net income of $166,000 in the third quarter of fiscal 2008 compared to a net loss of $460,000 for the same period in fiscal 2007.

Nine months ended March 31, 2008, compared to Nine months ended March 31, 2007

The following table compares revenues and gross margin by business segment for the nine months ended March 31, 2008 and 2007.

	Nine Months Ended March 31,
	2008		2007		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues
Nitinol Products Segment	$29,475,000	71.4%	$26,795,000	69.5%	$2,680,000	10.0%
Polymer Products Segment	11,928,000	28.9	11,888,000	30.8	40,000	0.3%
Eliminations	(116,000)	(0.3)	(135,000)	(0.3)	19,000	(14.1)%
Total	$41,287,000	100.0%	$38,548,000	100.0%	$2,739,000	7.1%

Gross Profit
Nitinol Products Segment	$10,072,000	34.2%	$8,287,000	30.9%	$1,785,000	21.5%
Polymer Products Segment	3,708,000	31.1%	4,411,000	37.1%	(703,000)	(15.9)%
Total	$13,780,000	33.4%	$12,698,000	32.9%	$1,082,000	8.5%

The following table sets forth information with respect to the Company’s condensed consolidated statements of income for the nine months ended March 31, 2008 and 2007.

	Nine Months Ended March 31,
	2008		2007		Increase/(decrease)
	$	% of Revenues	$	% of Revenues	$	%
Revenues	$41,287,000	100.0%	$38,548,000	100.0%	$2,739,000	7.1%
Cost of revenues	27,507,000	66.6	25,850,000	67.1	1,657,000	6.4%
Gross profit	13,780,000	33.4	12,698,000	32.9	1,082,000	8.5%

Operating expenses:
Research and development	1,594,000	3.9	1,077,000	2.8	517,000	48.0%
General, selling and administration	10,546,000	25.5	10,297,000	26.7	249,000	2.4%
Amortization of intangible assets	378,000	0.9	378,000	1.0	—	—
Other	(47,000)	(0.1)	(55,000)	(0.2)	8,000	(14.5)%
	12,471,000	30.2	11,697,000	30.3	774,000	6.6%
Operating income	1,309,000	3.2	1,001,000	2.6	308,000	30.8%
Loss on extinguishment of debt	—	—	(44,000)	(0.1)	44,000	(100.0)%

Interest
Expense	(41,000)	(0.1)	(868,000)	(2.3)	827,000	(95.3)%
Income	65,000	0.1	295,000	0.8	(230,000)	(78.0)%
	24,000	—	(573,000)	(1.5)	597,000	(104.2)%
Income before income taxes	1,333,000	3.2	384,000	1.0	949,000	247.1%
Provision for income taxes	552,000	1.3	109,000	0.3	443,000	406.4%
Net income	$781,000	1.9%	$275,000	0.7%	$506,000	184.0%

Revenues. Revenues increased 7.1% or $2,739,000 to $41,287,000 in the first nine months of fiscal 2008 from $38,548,000 during the same period in fiscal 2007. Revenues increased 10.0% in the Nitinol Products Segment and there was a 0.3% increase in revenues in the Polymer Products Segment.

Revenues for the Nitinol Products Segment increased 10.0% or $2,680,000 to $29,475,000 in the first nine months of fiscal 2008 from $26,795,000 during the same period in fiscal 2007. This increase in revenues resulted primarily from increased sales of wire-based stent components which was partially offset by contractual price reductions for certain established products. Additionally, revenues increased for Endocatch™ products of approximately $390,000 in the first nine months of fiscal 2008 from the same period in the prior year due to increased volume; however, the revenue growth from the increased volume was partially offset by predetermined contractual pricing declines on this product. Revenues from superelastic nitinol tube increased approximately $375,000 in the nine months ended March 31, 2008 from the same period in the prior year.

The Polymer Products Segment’s revenues for the first nine months of fiscal 2008 increased 0.3% or $40,000 to $11,928,000 as compared to $11,888,000 during the same period in fiscal 2007. This slight increase in revenues was a result of increased shipments of catheter products to various customers, offset partially by decreased revenues from some of the Polymer Product Segment’s larger customers. One customer in particular, upon determining excess inventory, significantly reduced its requirements from a year ago. Additionally, the Polymer Products Segment decreased to 28.9% of total revenues in the first nine months of fiscal 2008 from 30.8% in the first nine months of fiscal 2007. In fiscal 2007, the Polymer Products Segment introduced a new product line exclusively dedicated to secondary operations capabilities for medical polymer tubing as an avenue to increasing value-added services to its customers. The Company added these capabilities in anticipation of increased revenues. Although the Company continues to work on new products, there can be delays in revenues from customers due to a slow validation process, product redesign or other factors.

Costs and Expenses. Cost of revenues increased $1,657,000, or 6.4% to $27,507,000 in the first nine months of fiscal 2008 from $25,850,000 in the first nine months of fiscal 2007. The increase was due to increased revenues. However, the cost of revenues increased at a lower rate than revenues due primarily to higher production volumes in the Nitinol Products Segment in the first nine months of fiscal 2008 than in the first nine months of fiscal 2007.

The Nitinol Products Segment operated at a higher gross margin as a percentage of revenues in the first nine months of fiscal 2008 (34.2%) than in the same period in fiscal 2007 (30.9%) primarily due to a 10.0% increase in revenues, net of contractual price reductions on established products. The increase was due primarily to higher production volumes, which were partially offset by increases in material costs and unfavorable production variances related to production inefficiencies mainly incurred in the first quarter of fiscal 2008. Additionally, there was a shift in the product mix of shipments towards those products with higher gross margins, such as nitinol superelastic tube, laproscopic devices and both wire and tube-based stents, from those with lower gross margins.

The Polymer Products Segment’s gross margin as a percentage of revenues of 31.1% was lower for the first nine months of fiscal 2008 as compared to 37.1% in the same period in the prior year. Although there was a minor 0.3% increase in revenues from the first nine months of fiscal 2007, the gross margin erosion is due primarily to a decline in revenues from some of the segment’s products with higher gross margins, which occurred primarily in the first six months of fiscal 2007, combined with increased production spending on personnel and new equipment to support anticipated growth in secondary operations.

As a result of these factors, the Company’s consolidated gross profit margin as a percentage of revenues increased from 32.9% in the first nine months of fiscal 2007 to 33.4% in the first nine months of fiscal 2008. See the table in the beginning of this section for additional information on the results of the business segments.

Operating expenses, including research and development costs, general, selling and administration expenses and amortization of intangible assets increased $774,000, or 6.6%, to $12,471,000 in the first nine months of fiscal 2008, compared to $11,697,000 in the first nine months of fiscal 2007. The increase in operating expenses in the first nine months of fiscal 2008 primarily was due to increases in professional fees, personnel costs and research and development costs. The increased professional fees are related to legal fees for litigation defense and to a lesser extent increased audit fees. The increased research and development costs resulted primarily from an increase in time spent on the Company’s research and development activities and less time spent on customer funded activities. Total operating expenses as a percentage of revenues decreased slightly to 30.2% in the first nine months of fiscal 2008 from 30.3% in the first nine months of fiscal 2007.

Loss on extinguishment of debt was $44,000 for the nine months ended March 31, 2007. This loss represented the write-off of unamortized deferred financing costs related to the March 26, 2007 prepayment of a portion of the bank credit facility.

Net interest expense decreased $597,000 to net interest income of $24,000 in the first nine months of fiscal 2008 as compared to net interest expense of $573,000 in the first nine months of fiscal 2007. The change from period to period was due to a decrease in interest expense, which was partially offset by a $230,000 decrease in interest income. Interest expense decreased primarily due to lower average debt balance as the Company prepaid $6,723,000 of debt during the second half of fiscal 2007. As a result, the interest income decreased due to decreased invested cash balances in the first nine months of fiscal 2008 compared to the same period in the prior year.

Income Taxes. The Company recorded a provision for income taxes of $552,000 for the first nine months of fiscal 2008, compared to $109,000 for the first nine months of fiscal 2007. The effective tax rate was 41% for the first nine months of fiscal 2008 as compared to 28% for the same period in fiscal 2007. The increase in the provision for income taxes is directly related to the increase in income before income taxes in fiscal 2008. The primary reason for the increase in the effective tax rate in fiscal 2008 from the same period in fiscal 2007 is the amount of the extraterritorial income exclusion tax benefit and return to provision adjustments recognized relative to the income before taxes for the first nine months of fiscal 2007.

Net Income. As a result of the factors discussed above, the Company recognized net income of $781,000 in the first nine months of fiscal 2008 compared to net income of $275,000 for the same period in fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company’s cash and cash equivalents balance was $4,573,000, an increase of $2,172,000 from $2,401,000 at the start of fiscal 2008. This increase in cash and cash equivalents was due primarily to cash provided by operations, which exceeded the cash used for principal payments on notes payable and capital expenditures.

Net cash provided by operations was $5,393,000 for the nine months ended March 31, 2008, an increase of $1,488,000 from $3,905,000 provided during the nine months ended March 31, 2007. This increase was due principally to increased net income of $506,000 and an increase in cash provided by changes in operating assets and liabilities of $636,000 for the nine months ended March 31, 2008 as compared to the same period during the prior year.

Net cash used in investing activities increased $696,000 to $2,348,000 for the nine months ended March 31, 2008 compared to $1,652,000 during the nine month period ended March 31, 2007. In these periods in fiscal 2008 and 2007, the primary capital requirements were to fund capital expenditures. The capital expenditures in the nine months ended March 31, 2008 were primarily for production equipment at both the Polymer Products and Nitinol Products facilities.

During the nine months ended March 31, 2008, net cash used in financing activities was $873,000, primarily reflecting the scheduled pay-down of the deferred payment for the Putnam acquisition of $760,000 and notes payable to Webster Business Credit Corporation of $107,000. During the nine months ended March 31, 2007, net cash used in financing activities was $2,461,000, primarily reflecting the scheduled pay-down of the deferred payment for the Putnam acquisition of $833,000, the $1,569,000 March 26, 2007 prepayment on notes payable to Webster Bank, and the scheduled pay-down of the notes payable to Webster Business Credit Corporation of $1,017,000, partially offset by the proceeds from the issuance of common stock from the exercise of stock options and warrants for $993,000.

Working capital at March 31, 2008 was $12,044,000, an increase of $1,809,000 from $10,235,000 at June 30, 2007. The increase in working capital is primarily due to the Company’s net cash from operations which exceeded the capital expenditures and principal payments on notes payable for the nine months ended March 31, 2008.

On November 9, 2004, the Company entered into a credit and security agreement with Webster Business Credit Corporation (the “Webster Agreement”). The Webster Agreement includes a term loan facility (the “Term Loan Facility”) consisting of a five year term loan of $1.9 million (the “Five Year Term”) and a three year term loan of $2.5 million (the “Three Year Term”). On March 26, 2007 the Company prepaid the principal amounts outstanding on the Term Loan Facility. The Webster Agreement also provides for a revolving line of credit for borrowings up to the lesser of (a) $6,500,000 or (b) an amount equal to the aggregate of (1) 85% of the eligible accounts receivable plus (2) the lesser of $3,000,000 or 55% of eligible inventories. Interest under the revolving line of credit is based upon, at the Company’s option, LIBOR plus 2.50% or the alternate base rate, as defined. The entire outstanding principal amount of the revolving line of credit is due November 9, 2009. As of March 31, 2008, there were no amounts outstanding under the revolving line of credit. Additionally, the Webster Agreement includes an equipment line of credit that provided for equipment financing. As of March 31, 2008, the balance outstanding under the equipment line of credit was $667,000. No additional amounts are available to be borrowed under the equipment line of credit. Borrowings under the Webster Agreement are collateralized by substantially all of the Company’s assets.

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

On November 6, 2006, the Company entered into a licensing agreement with Biomer for the exclusive worldwide license to a biocompatible coating technology with potential drug-eluting capabilities for use on Nitinol stents. The agreement also requires the Company to sponsor a pre-clinical evaluation using Biomer’s passive coatings on a self-expanding Nitinol stent platform. The agreement requires the Company to pay $305,000 for the pre-clinical evaluation and Biomer’s management over the course of the evaluation. On December 23, 2006, the Company paid $153,000 to Biomer, as required by the agreement. This $153,000 was recorded in Prepaid Expenses and Other Current Assets. In November 2007, the Company paid Biomer an additional payment of $50,000. The remaining $102,000 is payable after pre-clinical evaluation has been completed and Biomer has issued its report thereon to the Company. The $305,000 is being charged to Research and Development Expense as the pre-clinical evaluation is conducted. The pre-clinical evaluation began in June 2007 and the Company recognized Research and Development expense of $25,000 and $190,000 in the three months and nine months ended March 31, 2008, respectively.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. SFAS No. 157 simplifies and codifies fair value related guidance previously issued and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the adoption of this standard on July 1, 2008, is limited to financial assets and liabilities. The Company is in the process of evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would also be required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is in the process of evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires additional financial statement disclosure about derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently have any derivative instruments or hedging activities.

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

 ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2008. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Trial on this matter commenced on November 28, 2007, with Kentucky Oil’s breach of contract claims tried before a jury and the issues of unjust enrichment and inventorship tried before the judge. Kentucky Oil rested its case on December 11, 2007, at which time the Company moved for Judgment as A Matter of Law pursuant to Rule 50(a)(1) of the Federal Rules of Civil Procedure on several grounds, including: (1) that there was insufficient evidence to establish a breach of contract because there was no written record of a single “confidential” document being transferred by the Company to Schlumberger; (2) the bi-stable design was in the public domain and on the internet as of July 30, 1998; (3) the use of toggles (and finite element analysis) was publicly disclosed in September 1999; (4) that the Company is not legally responsible for the contractual obligations of Memry Europe; (5) that the oil well casing was subject to independent development; and (6) that Kentucky Oil’s damages expert’s opinion was speculative. Schlumberger also moved for Judgment as a Matter of Law. The Court decided that it would set a future date to hear these motions and the trial proceeded. The Company commenced its case on December 12, 2007, which was then followed by Schlumberger’s case. Kentucky Oil moved for Judgment as A Matter of Law at the conclusion of the Company’s case. The Company and Schlumberger renewed their Motions for Judgment as A Matter of Law at the conclusion of all evidence.

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

On February 15, 2008, the Company filed its motions for judgment as a matter of law or, in the alternative, for a new trial. Kentucky Oil filed oppositions and a hearing on the motions was held on April 16, 2008. The Court took the motions under advisement, however, no date has been scheduled for a ruling.

At the hearing, Kentucky Oil represented to the Court that it had reached a settlement with Schlumberger. The terms of the settlement have not yet been disclosed to the Company. On April 17, 2008, the Company and Kentucky Oil held a court ordered settlement conference but did not reach a settlement. The Court ordered the parties to continue further settlement discussions.

The amount of damages that the Company may be required to pay remains uncertain. The Company could be liable for the entire judgment on damages with potential prejudgment interest or may be held jointly and severally liable for such damages with Schlumberger. Pre-judgment interest is not awarded as a matter of right. Additionally, the amount of damages, issues with respect to double counting, and the election of remedies could greatly impact the final damages award. As a result, the Company has not recorded any additional liability related to the Kentucky Oil litigation. There can be no assurance as to the ultimate outcome of the aforementioned litigation and the related legal and contractual obligations among the various parties. The Company intends to continue to vigorously pursue its interests with respect to such matters.

ITEM 1A. RISK FACTORS

There have been no material changes from or additions to the risk factors previously disclosed in Item 1A of Part I. of our Form 10-K for the year ended June 30, 2007 except as follows:

The valuation of our goodwill and intangible assets could require assessment if the decline in our stock price continues.
Subsequent to June 30, 2007, our stock price declined by approximately 25%. If the price remains at the current level for a sustained period of time, we may be required to assess the carrying amounts of goodwill and intangible assets of our reporting units in light of this fact. Our estimated enterprise fair value at March 31, 2008 exceeds the overall carrying amounts of our reporting units.

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
Date: May 8, 2008
	By:	/S/ ROBERT P. BELCHER
Robert P. Belcher
Chief Executive Officer
(Principal Executive Officer)
Date: May 8, 2008
	By:	/S/ RICHARD F. SOWERBY
Richard F. Sowerby
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)